Form 10-Q
period 2018-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2018-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018	Commission file number: 1-14527

EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2018
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2018 (unaudited) and
	December 31, 2017	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and nine months ended September 30, 2018 and 2017 (unaudited)	2

	Consolidated Statements of Changes in Stockholder's Equity for the three and
	nine months ended September 30, 2018 and 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2018 and 2017 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operation	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2018	2017
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$5,233,454	$4,971,921
(amortized cost: 2018, $5,282,911; 2017, $4,927,622)
Fixed maturities - available for sale, at fair value	2,373	-
Equity securities, at fair value	850,539	822,375
Short-term investments (cost: 2018, $607,238; 2017, $241,506)	607,233	241,506
Other invested assets (cost: 2018, $817,833; 2017, $835,597)	817,833	838,694
Other invested assets, at fair value	1,692,221	1,807,473
Cash	375,758	229,552
Total investments and cash	9,579,411	8,911,521
Note receivable - affiliated	250,000	250,000
Accrued investment income	42,248	35,376
Premiums receivable	1,442,660	1,301,827
Reinsurance receivables - unaffiliated	1,245,783	1,180,648
Reinsurance receivables - affiliated	3,975,756	4,940,039
Income taxes	101,468	87,110
Funds held by reinsureds	237,571	210,939
Deferred acquisition costs	344,434	307,741
Prepaid reinsurance premiums	353,410	346,708
Other assets	264,313	316,603
TOTAL ASSETS	$17,837,054	$17,888,512

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,519,478	$9,343,028
Unearned premium reserve	1,808,870	1,607,622
Funds held under reinsurance treaties	44,790	40,536
Other net payable to reinsurers	384,630	491,299
4.868% Senior notes due 6/1/2044	396,924	396,834
6.6% Long term notes due 5/1/2067	236,634	236,561
Accrued interest on debt and borrowings	7,869	2,727
Unsettled securities payable	99,045	25,338
Other liabilities	272,571	331,844
Total liabilities	12,770,811	12,475,789

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2018 and 2017)	-	-
Additional paid-in capital	387,980	387,841
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($25,892) at 2018 and ($299) at 2017	(97,093)	(942)
Retained earnings	4,775,356	5,025,824
Total stockholder's equity	5,066,243	5,412,723
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,837,054	$17,888,512

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,230,771	$518,507	$3,526,617	$1,457,759
Net investment income	90,298	73,417	232,277	206,166
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,834)	(1,473)	(3,741)	(4,179)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	32,852	229,962	(68,713)	258,145
Total net realized capital gains (losses)	30,018	228,489	(72,454)	253,966
Other income (expense)	(1,385)	1,486	1,420	21,996
Total revenues	1,349,702	821,899	3,687,860	1,939,887

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	970,297	1,331,558	2,912,312	1,918,508
Commission, brokerage, taxes and fees	288,212	34,545	832,671	147,565
Other underwriting expenses	78,800	57,713	230,377	181,805
Corporate expenses	2,488	1,132	7,597	6,241
Interest, fee and bond issue cost amortization expense	7,796	7,161	22,732	23,974
Total claims and expenses	1,347,593	1,432,109	4,005,689	2,278,093

INCOME (LOSS) BEFORE TAXES	2,109	(610,210)	(317,829)	(338,206)
Income tax expense (benefit)	(22,556)	(220,486)	(64,914)	(153,318)

NET INCOME (LOSS)	$24,665	$(389,724)	$(252,915)	$(184,888)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(6,932)	530	(71,919)	13,794
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,534	(1,674)	(2,147)	(8,618)
Total URA(D) on securities arising during the period	(4,398)	(1,144)	(74,066)	5,176

Foreign currency translation adjustments	(2,930)	34,281	(25,084)	43,220

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,816	1,369	5,446	5,377
Total benefit plan net gain (loss) for the period	1,816	1,369	5,446	5,377
Total other comprehensive income (loss), net of tax	(5,512)	34,507	(93,704)	53,774

COMPREHENSIVE INCOME (LOSS)	$19,153	$(355,217)	$(346,619)	$(131,114)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2018	2017	2018	2017
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$387,936	$387,705	$387,841	$387,567
Share-based compensation plans	44	67	139	205
Balance, end of period	387,980	387,772	387,980	387,772

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(91,581)	(17,048)	(942)	(36,315)
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	-	(2,447)	-
Net increase (decrease) during the period	(5,512)	34,507	(93,704)	53,774
Balance, end of period	(97,093)	17,459	(97,093)	17,459

RETAINED EARNINGS:
Balance, beginning of period	4,750,691	5,152,137	5,025,824	4,947,301
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	-	-	2,447	-
Net income (loss)	24,665	(389,724)	(252,915)	(184,888)
Balance, end of period	4,775,356	4,762,413	4,775,356	4,762,413

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,066,243	$5,167,644	$5,066,243	$5,167,644

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(252,915)	$(184,888)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(142,519)	(432,477)
Decrease (increase) in funds held by reinsureds, net	(22,523)	415
Decrease (increase) in reinsurance receivables	888,922	(649,539)
Decrease (increase) in income taxes	11,069	(206,857)
Decrease (increase) in prepaid reinsurance premiums	(7,165)	(330,345)
Increase (decrease) in reserve for losses and loss adjustment expenses	199,220	1,579,394
Increase (decrease) in unearned premiums	202,760	310,237
Increase (decrease) in other net payable to reinsurers	(106,203)	336,582
Increase (decrease) in losses in course of payment	36,979	110,669
Change in equity adjustments in limited partnerships	(58,996)	(20,415)
Distribution of limited partnership income	48,773	23,174
Change in other assets and liabilities, net	(98,702)	(88,580)
Non-cash compensation expense	8,779	7,675
Amortization of bond premium (accrual of bond discount)	4,842	13,675
Net realized capital (gains) losses	72,454	(253,966)
Net cash provided by (used in) operating activities	784,775	214,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	556,195	771,950
Proceeds from fixed maturities sold - available for sale, at market value	552,982	1,063,126
Proceeds from fixed maturities sold - available for sale, at fair value	1,751	-
Proceeds from equity securities sold - at fair value	616,330	302,407
Distributions from other invested assets	1,010,121	1,459,677
Cost of fixed maturities acquired - available for sale, at market value	(1,515,045)	(1,809,485)
Cost of fixed maturities acquired - available for sale, at fair value	(4,381)	-
Cost of equity securities acquired - at fair value	(603,856)	(326,444)
Cost of other invested assets acquired	(1,059,712)	(1,584,617)
Net change in short-term investments	(280,114)	79,509
Net change in unsettled securities transactions	110,139	(189,980)
Net cash provided by (used in) investing activities	(615,590)	(233,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(6,193)	(7,471)
Net cash provided by (used in) financing activities	(6,193)	(7,471)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16,786)	31,111

Net increase (decrease) in cash	146,206	4,537
Cash, beginning of period	229,552	297,794
Cash, end of period	$375,758	$302,331

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(75,361)	$53,273
Interest paid	17,426	19,783

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2018 and 2017

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

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2018 and 2017 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), has been omitted since it is not required for interim reporting purposes. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015 included in the Company's most recent Form 10-K filing.

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

Application of Recently Issued Accounting Standard Changes.

Simplification of Disclosure Requirements.  In August 2018, the Securities and Exchange Commission ("SEC") issued Final Rule Release #33-10532 ("the Rule") which addresses the simplification of the SEC's disclosure requirements for quarterly and annual financial reports.  The main change addressed by the Rule that is applicable to the Company is a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders' Equity.  This portion of the Rule will be effective for first quarter 2019 reporting and will be adopted by the Company at that time.

Accounting for Cloud Computing Arrangement.  In August 2018, The Financial Accounting Standards Board ("FASB") issued ASU 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract.  This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software. In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement.  The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its financial statements.

Accounting for Long Duration Contracts.  In August 2018, FASB issued ASU 2018-12, which discusses changes to the recognition, measurement and presentation of long duration contracts.  The main provisions of this guidance address the following:  1) In determining liability for future policy benefits, companies must review cash flow assumptions at least annually and the discount rate assumption at each reporting period date 2) Amortization of deferred acquisition costs has been simplified to be in constant level proportion to either premiums, gross profits or gross margins 3) Disaggregated roll forwards of beginning and ending liabilities for future policy benefits are required. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2018-12 on its financial statements.

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

Leases.  In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July, 2018) which outlines new guidance on the accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments ("OTTI") in accumulated other comprehensive income ("AOCI") are as follows for the periods indicated:

	At September 30, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$784,825	$1,029	$(19,369)	$766,485	$-
Obligations of U.S. states and political subdivisions	506,023	11,063	(3,060)	514,026	471
Corporate securities	2,247,866	16,038	(38,042)	2,225,862	407
Asset-backed securities	150,814	61	(1,320)	149,555	-
Mortgage-backed securities
Commercial	49,344	-	(933)	48,411	-
Agency residential	94,813	324	(2,941)	92,196	-
Non-agency residential	2,119	8	-	2,127	-
Foreign government securities	519,222	13,036	(13,165)	519,093	-
Foreign corporate securities	927,885	13,917	(26,103)	915,699	319
Total fixed maturity securities	$5,282,911	$55,476	$(104,933)	$5,233,454	$1,197

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$671,449	$658	$(7,594)	$664,513	$-
Obligations of U.S. states and political subdivisions	563,789	22,124	(444)	585,469	-
Corporate securities	2,009,665	28,003	(13,459)	2,024,209	129
Asset-backed securities	138,203	207	(386)	138,024	-
Mortgage-backed securities
Commercial	52,121	115	(485)	51,751	-
Agency residential	114,435	511	(1,658)	113,288	-
Non-agency residential	51	7	-	58	-
Foreign government securities	514,048	17,065	(7,493)	523,620	-
Foreign corporate securities	863,861	20,121	(12,993)	870,989	377
Total fixed maturity securities	$4,927,622	$88,811	$(44,512)	$4,971,921	$506

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

	At September 30, 2018		At December 31, 2017
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$464,584	$462,929	$319,858	$320,746
Due after one year through five years	2,750,584	2,704,551	2,601,898	2,595,237
Due after five years through ten years	1,172,127	1,170,791	1,051,431	1,069,617
Due after ten years	598,526	602,894	649,625	683,200
Asset-backed securities	150,814	149,555	138,203	138,024
Mortgage-backed securities
Commercial	49,344	48,411	52,121	51,751
Agency residential	94,813	92,196	114,435	113,288
Non-agency residential	2,119	2,127	51	58
Total fixed maturity securities	$5,282,911	$5,233,454	$4,927,622	$4,971,921

The changes in net unrealized appreciation (depreciation) for the Company's investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(5,899)	$(3,197)	$(94,451)	$9,077
Fixed maturity securities, other-than-temporary impairment	326	(158)	691	(3,974)
Other invested assets	-	1,595	-	2,860
Change in unrealized appreciation (depreciation), pre-tax	(5,573)	(1,760)	(93,760)	7,963
Deferred tax benefit (expense)	1,243	561	19,839	(4,178)
Deferred tax benefit (expense), other-than-temporary impairment	(68)	55	(145)	1,391
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(4,398)	$(1,144)	$(74,066)	$5,176

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$496,059	$(10,363)	$232,583	$(9,006)	$728,642	$(19,369)
Obligations of U.S. states and political subdivisions	105,936	(1,377)	36,436	(1,683)	142,372	(3,060)
Corporate securities	989,478	(23,269)	265,588	(14,773)	1,255,066	(38,042)
Asset-backed securities	91,624	(1,165)	12,889	(155)	104,513	(1,320)
Mortgage-backed securities
Commercial	22,409	(396)	26,002	(537)	48,411	(933)
Agency residential	48,576	(1,119)	36,445	(1,822)	85,021	(2,941)
Non-agency residential	698	-	-	-	698	-
Foreign government securities	230,922	(3,184)	153,714	(9,981)	384,636	(13,165)
Foreign corporate securities	351,496	(10,103)	240,213	(16,000)	591,709	(26,103)
Total fixed maturity securities	$2,337,198	$(50,976)	$1,003,870	$(53,957)	$3,341,068	$(104,933)

	Duration of Unrealized Loss at September 30, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$232,647	$(1,363)	$51,818	$(5,280)	$284,465	$(6,643)
Due in one year through five years	1,305,379	(26,391)	692,804	(33,773)	1,998,183	(60,164)
Due in five years through ten years	414,043	(11,906)	147,476	(10,707)	561,519	(22,613)
Due after ten years	221,822	(8,636)	36,436	(1,683)	258,258	(10,319)
Asset-backed securities	91,624	(1,165)	12,889	(155)	104,513	(1,320)
Mortgage-backed securities	71,683	(1,515)	62,447	(2,359)	134,130	(3,874)
Total fixed maturity securities	$2,337,198	$(50,976)	$1,003,870	$(53,957)	$3,341,068	$(104,933)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2018 were $3,341,068 thousand and $104,933 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at September 30, 2018, did not exceed 14.0% of the overall market value of the Company's fixed maturity securities. The market value of securities for the issuer with the second largest unrealized loss comprised less than 1.0% of the company's fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $50,976 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, U.S. government agencies and foreign government securities.  Of these unrealized losses, $38,253 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $53,957 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily due to foreign and domestic corporate securities, foreign government securities and U.S. government agencies.  Of these unrealized losses $52,199 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities	$51,834	$48,335	$142,776	$144,916
Equity securities	2,651	6,267	10,681	19,385
Short-term investments and cash	2,110	648	4,340	1,628
Other invested assets
Limited partnerships	25,573	11,878	54,213	20,632
Dividends from preferred shares of affiliate	7,758	7,758	23,274	23,274
Other	6,061	1,484	10,716	4,232
Gross investment income before adjustments	95,987	76,370	246,000	214,067
Funds held interest income (expense)	906	1,098	4,505	4,015
Interest income from Parent	1,075	1,075	3,225	3,225
Gross investment income	97,968	78,543	253,730	221,307
Investment expenses	(7,670)	(5,126)	(21,453)	(15,141)
Net investment income	$90,298	$73,417	$232,277	$206,166

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

The Company had contractual commitments to invest up to an additional $331,814 thousand in limited partnerships at September 30, 2018.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

Beginning in the first quarter of 2016, the Company participated in a private placement liquidity sweep facility ("the facility").  The primary purpose of the facility is to enhance the Company's return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.  Through the second quarter of 2018, the Company's participation in the facility was classified within other invested assets on the Company's Balance Sheets.

In third quarter of 2018, the Company has consolidated its participation in the facility.  As a result, the underlying investments are now recorded in the various investment line items within the Company's balance sheet, rather than as part of other invested assets.  As of September 30, 2018, the market value of investments in the facility consolidated within the Company's balance sheets is $471,641 thousand.

Other invested assets, at fair value, as of September 30, 2018 and December 31, 2017, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturity securities, market value:
Other-than-temporary impairments	$(2,834)	$(1,473)	$(3,741)	$(4,179)
Gains (losses) from sales	(1,288)	3,842	4,670	16,814
Fixed maturity securities, fair value:
Gains (losses) from sales	(717)	-	(1,799)	-
Gains (losses) from fair value adjustments	584	-	1,542	-
Equity securities, fair value:
Gains (losses) from sales	9,915	(1,479)	5,833	3,465
Gains (losses) from fair value adjustments	36,269	29,645	34,805	82,006
Other invested assets	913	85	1,497	84
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(12,816)	197,869	(115,252)	155,775
Short-term investment gains (losses)	(8)	-	(9)	1
Total net realized capital gains (losses)	$30,018	$228,489	$(72,454)	$253,966

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds from sales of fixed maturity securities	$184,810	$410,636	$554,733	$1,063,126
Gross gains from sales	2,519	7,931	11,512	23,674
Gross losses from sales	(4,524)	(4,089)	(8,641)	(6,860)

Proceeds from sales of equity securities	$186,403	$52,754	$616,330	$302,407
Gross gains from sales	13,764	2,199	21,670	13,774
Gross losses from sales	(3,849)	(3,678)	(15,837)	(10,309)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2018	2017
Gross reserves at January 1	$9,343,028	$8,331,288
Less reinsurance recoverables	(5,727,268)	(4,199,791)
Net reserves at January 1	3,615,760	4,131,497

Incurred related to:
Current year	2,431,606	2,157,498
Prior years	480,706	(117,747)
Total incurred losses and LAE	2,912,312	2,039,751

Paid related to:
Current year	639,528	1,607,601
Prior years	1,129,263	957,933
Total paid losses and LAE	1,768,791	2,565,534

Foreign exchange/translation adjustment	(23,093)	10,046

Net reserves at December 31	4,736,188	3,615,760
Plus reinsurance recoverables	4,783,290	5,727,268
Gross reserves at December 31	$9,519,478	$9,343,028

Incurred prior years' reserves increased by $480,706 thousand for the nine months ended September 30, 2018 and decreased by $117,747 thousand for the year ended December 31, 2017.  The increase for the nine months ended September 30, 2018, resulted from unfavorable development on prior years catastrophe losses related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The decrease for 2017 was attributable to favorable development in the reinsurance segments of $84,809 thousand related primarily to property and short-tail business in the U.S., as well as favorable development on prior year catastrophe losses, partially offset by $25,194 thousand of adverse development on A&E reserves. The insurance segment also experienced favorable development on prior year reserves of $32,938 thousand mainly on its workers compensation business, which is largely written in California.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Due to the unavailability of prices for one-hundred and three private placement securities at September 30, 2018, an investment manager's valuation committee valued one hundred one of these private placement securities at $377,938 thousand. In addition, the Company valued two private placement securities at $13,750 thousand, representing par value.  Due to the unavailability of prices for sixty-five private placement securities at December 31, 2017, an investment manager's valuation committee valued the sixty-five securities at $165,173 thousand.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2018 and December 31, 2017 of $241,537 thousand and $245,043 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at September 30, 2018 and December 31, 2017, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company's parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the Company's June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$766,485	$-	$766,485	$-
Obligations of U.S. States and political subdivisions	514,026	-	514,026	-
Corporate securities	2,225,862	-	1,848,708	377,154
Asset-backed securities	149,555	-	149,555	-
Mortgage-backed securities
Commercial	48,411	-	48,411	-
Agency residential	92,196	-	92,196	-
Non-agency residential	2,127	-	2,127	-
Foreign government securities	519,093	-	519,093	-
Foreign corporate securities	915,699	-	903,538	12,161
Total fixed maturities, market value	5,233,454	-	4,844,139	389,315

Fixed maturities, fair value	2,373	-	-	2,373
Equity securities, fair value	850,539	824,356	26,183	-
Other invested assets, fair value	1,692,221	-	-	1,692,221

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2018.

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

In addition $110,029 thousand and $79,505 thousand of investments within other invested assets on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$329,249	$12,615	$341,864	$158,221	$6,952	$165,173
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,935)	(472)	(2,407)	(590)	(882)	(1,472)
Included in other comprehensive income (loss)	(450)	-	(450)	(25)	-	(25)
Purchases, issuances and settlements	50,290	18	50,308	219,548	4,341	223,889
Transfers in and/or (out) of Level 3	-	-	-	-	1,750	1,750
Ending balance	$377,154	$12,161	$389,315	$377,154	$12,161	$389,315

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$86,140	$3,151	$89,291	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	283	210	493	1,208	314	1,522
Included in other comprehensive income (loss)	18	(230)	(212)	161	(230)	(69)
Purchases, issuances and settlements	15,628	-	15,628	35,503	509	36,012
Transfers in and/or (out) of Level 3	-	-	-	-	-	-
Ending balance	$102,069	$3,131	$105,200	$102,069	$3,131	$105,200

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$3,192	$3,192	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(101)	(101)	(257)	(257)
Included in other comprehensive income (loss)	(32)	(32)	-	-
Purchases, issuances and settlements	(686)	(686)	2,630	2,630
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,373	$2,373	$2,373	$2,373

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $0 thousand and $1,750 thousand for both the three and nine months ended September 30, 2018 for fixed maturities, market value.  The transfers were related to securities that were priced using a recognized pricing service as of December 31, 2017.  The securities were subsequently priced using single non-binding broker quotes as of September 30, 2018.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Other invested assets, fair value:
Beginning balance	$1,705,037	$1,724,532	$1,807,473	$1,766,626
Total gains or (losses) (realized/unrealized)
Included in earnings	(12,816)	197,870	(115,252)	155,776
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,692,221	$1,922,402	$1,692,221	$1,922,402

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2018	2017
The Prudential	$143,592	$144,618
Unaffiliated life insurance company	34,038	$34,444

7.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(9,109)	$1,919	$(7,190)	$(92,026)	$19,561	$(72,465)
URA(D) on securities - OTTI	326	(68)	258	691	(145)	546
Reclassification of net realized losses (gains) included in net income (loss)	3,210	(676)	2,534	(2,425)	278	(2,147)
Foreign currency translation adjustments	(3,723)	793	(2,930)	(31,781)	6,697	(25,084)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,298	(482)	1,816	6,893	(1,447)	5,446
Total other comprehensive income (loss)	$(6,998)	$1,486	$(5,512)	$(118,648)	$24,944	$(93,704)

(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$852	$(219)	$633	$24,656	$(8,279)	$16,377
URA(D) on securities - OTTI	(158)	55	(103)	(3,974)	1,391	(2,583)
Reclassification of net realized losses (gains) included in net income (loss)	(2,454)	780	(1,674)	(12,719)	4,101	(8,618)
Foreign currency translation adjustments	52,740	(18,459)	34,281	66,492	(23,272)	43,220
Reclassification of amortization of net gain (loss) included in net income (loss)	2,107	(738)	1,369	8,273	(2,896)	5,377
Total other comprehensive income (loss)	$53,088	$(18,581)	$34,507	$82,729	$(28,955)	$53,774

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item within the statements of
AOCI component	2018	2017	2018	2017	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$3,210	$(2,454)	$(2,425)	$(12,719)	Other net realized capital gains (losses)
	(676)	780	278	4,101	Income tax expense (benefit)
	$2,534	$(1,674)	$(2,147)	$(8,618)	Net income (loss)

Benefit plan net gain (loss)	$2,298	$2,107	$6,893	$8,273	Other underwriting expenses
	(482)	(738)	(1,447)	(2,896)	Income tax expense (benefit)
	$1,816	$1,369	$5,446	$5,377	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(Dollars in thousands)	2018	2017

Beginning balance of URA (D) on securities	$37,442	$39,041
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	(2,447)	-
Current period change in URA (D) of investments - temporary	(74,612)	(5,284)
Current period change in URA (D) of investments - non-credit OTTI	546	(2,949)
Reclass due to early adoption of ASU 2018-02	-	6,634
Ending balance of URA (D) on securities	(39,071)	37,442

Beginning balance of foreign currency translation adjustments	33,545	(9,852)
Current period change in foreign currency translation adjustments	(25,084)	37,427
Reclass due to early adoption of ASU 2018-02	-	5,970
Ending balance of foreign currency translation adjustments	8,461	33,545

Beginning balance of benefit plan net gain (loss)	(71,929)	(65,504)
Current period change in benefit plan net gain (loss)	5,446	6,504
Reclass due to early adoption of ASU 2018-02	-	(12,929)
Ending balance of benefit plan net gain (loss)	(66,483)	(71,929)

Ending balance of accumulated other comprehensive income (loss)	$(97,093)	$(942)

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re's investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At September 30, 2018, the total amount on deposit in the trust account was $547,603 thousand.

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

				September 30, 2018		December 31, 2017
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$396,924	$395,924	$396,834	$420,340

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense incurred	$4,868	$4,868	$14,604	$14,604

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings' outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2018		December 31, 2017
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,634	$234,981	$236,561	$233,072

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings' right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including August 15, 2017. The reset quarterly interest rate for August 15, 2018 to November 14, 2018 is 4.70%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest expense incurred	$2,875	$2,240	$7,968	$9,210

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$940,839	$908,346	$2,237,170	$1,962,297
Net written premiums	703,944	295,645	1,557,706	649,883

Premiums earned	$528,867	$242,350	$1,437,761	$652,953
Incurred losses and LAE	394,621	678,926	1,404,349	919,107
Commission and brokerage	156,500	31,698	432,531	115,243
Other underwriting expenses	16,250	12,094	48,608	40,623
Underwriting gain (loss)	$(38,504)	$(480,368)	$(447,727)	$(422,020)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$363,359	$363,186	$1,129,097	$975,296
Net written premiums	340,701	130,180	1,012,933	345,387

Premiums earned	$331,921	$123,915	$1,003,993	$355,366
Incurred losses and LAE	315,850	410,543	751,696	557,416
Commission and brokerage	78,180	25,101	240,953	72,426
Other underwriting expenses	9,991	8,241	29,946	26,293
Underwriting gain (loss)	$(72,100)	$(319,970)	$(18,602)	$(300,769)

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross written premiums	$454,993	$429,593	$1,491,438	$1,351,491
Net written premiums	333,836	144,935	1,105,223	442,237

Premiums earned	$369,983	$152,242	$1,084,863	$449,440
Incurred losses and LAE	259,826	242,089	756,267	441,985
Commission and brokerage	53,532	(22,254)	159,187	(40,104)
Other underwriting expenses	52,559	37,378	151,823	114,889
Underwriting gain (loss)	$4,066	$(104,971)	$17,586	$(67,330)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Underwriting gain (loss)	$(106,538)	$(905,309)	$(448,743)	$(790,119)
Net investment income	90,298	73,417	232,277	206,166
Net realized capital gains (losses)	30,018	228,489	(72,454)	253,966
Corporate expense	(2,488)	(1,132)	(7,597)	(6,241)
Interest, fee and bond issue cost amortization expense	(7,796)	(7,161)	(22,732)	(23,974)
Other income (expense)	(1,385)	1,486	1,420	21,996
Income (loss) before taxes	$2,109	$(610,210)	$(317,829)	$(338,206)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Canada gross written premiums	$41,005	$30,625	$125,586	$94,777

No other country represented more than 5% of the Company's revenues.

12.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note will mature on December 31, 2023 and has an interest rate of 1.72% that is payable annually.  This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $1,075 thousand was recorded by Holdings for the three months ended September 30, 2018 and 2017, respectively.  Interest income in the amount of $3,225 thousand was recorded by Holdings for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Expenses incurred	$27,238	$25,465	$82,684	$71,694

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd's syndicate 2786 for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Ceded written premiums	$146,513	$911,866	$421,804	$2,228,538
Ceded earned premiums	148,228	796,194	432,459	2,005,965
Ceded losses and LAE	34,683	650,460	70,791	1,379,164

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Ceded written premiums	$-	$21	$-	$(4)
Ceded earned premiums	-	38	-	13
Ceded losses and LAE	(5)	(13)	(362)	(631)

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Assumed written premiums	$-	$13,028	$-	$39,008
Assumed earned premiums	-	13,464	-	38,201
Assumed losses and LAE	(1,388)	7,448	1,958	21,418

	Three Months Ended		Nine Months Ended
Lloyd's Syndicate 2786	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Assumed written premiums	$1,056	$15,984	$795	$34,069
Assumed earned premiums	2,876	15,042	13,826	31,766
Assumed losses and LAE	2,883	7,893	10,909	16,157

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

	Three Months Ended		Nine Months Ended
Mt. Logan Re Segregated Accounts	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Ceded written premiums	$53,340	$54,057	$154,779	$131,939
Ceded earned premiums	44,699	46,696	149,674	131,361
Ceded losses and LAE	23,087	180,540	130,994	223,973

Assumed written premiums	$3,219	$2,587	$7,866	$9,082
Assumed earned premiums	3,219	2,587	7,866	9,082
Assumed losses and LAE	-	-	-	-

13. RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$2,977	$2,737	$8,931	$9,335
Interest cost	2,585	2,509	7,754	7,060
Expected return on plan assets	(3,670)	(3,263)	(11,011)	(9,572)
Amortization of net (income) loss	2,237	2,091	6,710	8,172
Net periodic benefit cost	$4,129	$4,074	$12,384	$14,995

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$446	$392	$1,339	$1,273
Interest cost	307	296	920	793
Amortization of prior service cost	(33)	(33)	(98)	(98)
Amortization of net (income) loss	94	48	282	199
Net periodic benefit cost	$814	$703	$2,443	$2,167

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company contributed $77,000 thousand to the qualified pension benefit plan during the three and nine months ended September 30, 2018.  The Company contributed $10,000 thousand to the qualified pension benefit plan during the three and nine months ended September 30, 2017.

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

15.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  In October 2018, Hurricane Michael impacted the Southeastern United States and there are currently active wildfires in Northern and Southern California.  Due to the recentness of these events, the Company is unable to estimate the amount of losses at this time.  However, the Company anticipates that the losses will adversely impact fourth quarter financial statements.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There was an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  The total industry losses for all of these worldwide events have been estimated to exceed $140 billion.  This was the second consecutive year with higher than average catastrophe losses.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  Catastrophe events are also impacting 2018 results with Hurricanes Florence and Michael, Typhoons Jebi and Trami, Cyclone Mekunu, Japan floods and California wildfires.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be some firming of (re)insurance rates for the areas impacted by the catastrophes.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder's equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Gross written premiums	$1,759.2	$1,701.1	3.4%	$4,857.7	$4,289.1	13.3%
Net written premiums	1,378.5	570.8	141.5%	3,675.9	1,437.5	155.7%

REVENUES:
Premiums earned	$1,230.8	$518.5	137.4%	$3,526.6	$1,457.8	141.9%
Net investment income	90.3	73.4	23.0%	232.3	206.2	12.7%
Net realized capital gains (losses)	30.0	228.5	-86.9%	(72.5)	254.0	-128.5%
Other income (expense)	(1.4)	1.5	-193.2%	1.4	22.0	-93.5%
Total revenues	1,349.7	821.9	64.2%	3,687.9	1,939.9	90.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	970.3	1,331.6	-27.1%	2,912.3	1,918.5	51.8%
Commission, brokerage, taxes and fees	288.2	34.5	NM	832.7	147.6	NM
Other underwriting expenses	78.8	57.7	36.5%	230.4	181.8	26.7%
Corporate expense	2.5	1.1	119.8%	7.6	6.2	21.7%
Interest, fee and bond issue cost amortization expense	7.8	7.2	8.9%	22.7	24.0	-5.2%
Total claims and expenses	1,347.6	1,432.1	-5.9%	4,005.7	2,278.1	75.8%

INCOME (LOSS) BEFORE TAXES	2.1	(610.2)	-100.3%	(317.8)	(338.2)	-6.0%
Income tax expense (benefit)	(22.6)	(220.5)	-89.8%	(64.9)	(153.3)	-57.7%
NET INCOME (LOSS)	$24.7	$(389.7)	-106.3%	$(252.9)	$(184.9)	36.8%

RATIOS:			Point Change			Point Change
Loss ratio	78.8%	256.8%	(178.0)	82.6%	131.6%	(49.0)
Commission and brokerage ratio	23.4%	6.7%	16.7	23.6%	10.1%	13.5
Other underwriting expense ratio	6.5%	11.1%	(4.6)	6.5%	12.5%	(6.0)
Combined ratio	108.7%	274.6%	(165.9)	112.7%	154.2%	(41.5)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2018	2017	(Decrease)
Balance sheet data:
Total investments and cash				$9,579.4	$8,911.5	7.5%
Total assets				17,837.1	17,888.5	-0.3%
Loss and loss adjustment expense reserves				9,519.5	9,343.0	1.9%
Total debt				633.6	633.4	0.0%
Total liabilities				12,770.8	12,475.8	2.4%
Stockholder's equity				5,066.2	5,412.7	-6.4%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 3.4% to $1,759.2 million for the three months ended September 30, 2018, compared to $1,701.1 million for the three months ended September 30, 2017, reflecting a $32.7 million, or 2.6%, increase in our reinsurance business and a $25.4 million, or 5.9%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the increase in treaty casualty business, partially offset by a decline in treaty property business primarily as a result of $138.7 million of lower reinstatement premiums in the third quarter of 2018 compared with the third quarter of 2017 as a result of lower catastrophe losses in 2018.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, property and energy.  Gross written premiums increased by 13.3% to $4,857.7 million for the nine months ended September 30, 2018, compared to $4,289.1 million for the nine months ended September 30, 2017, reflecting a $428.7 million, or 14.6%, increase in our reinsurance business and a $139.9 million, or 10.4%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to the increases in treaty property business, treaty casualty business and Latin American business, partially offset by a $110.8 million decline in reinstatement premiums.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, energy and accident and health.

Net written premiums increased by 141.5% to $1,378.5 million for the three months ended September 30, 2018, compared to $570.8 million for the three months ended September 30, 2017, and increased by 155.7% to $3,675.9 million for the nine months ended September 30, 2018, compared to $1,437.5 million for the nine months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, particularly the non-renewal of the quota share agreement between Everest Re and Bermuda Re as of December 31, 2017.  Effective January 1, 2018, Everest Re entered into an aggregate stop loss agreement with Bermuda Re.  Premiums ceded to Bermuda Re during the three months ended September 30, 2018 were $146.5 million compared with $911.9 million during the three months ended September 30, 2017.  Premiums ceded to Bermuda Re during the nine months ended September 30, 2018 were $421.8 million compared with $2,228.5 million during the nine months ended September 30, 2017.  Premiums earned increased by 137.4% to $1,230.8 million for the three months ended September 30, 2018, compared to $518.5 million for the three months ended September 30, 2017 and increased by 141.9% to $3,526.6 million for the nine months ended September 30, 2018, compared to $1,457.8 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 23.0% to $90.3 million for the three months ended September 30, 2018 compared with net investment income of $73.4 million for the three months ended September 30, 2017 and increased by 12.7% to $232.3 million for the nine months ended September 30, 2018 compared with net investment income of $206.2 million for the nine months ended September 30, 2017.  Net pre-tax investment income as a percentage of average invested assets was 3.9% for the three months ended September 30, 2018, compared to 3.0% for the three months ended September 30, 2017 and was 3.4% for the nine months ended September 30, 2018 compared to 2.8% for the nine months ended September 30, 2017, respectively.  The increases for both the three and nine months ended September 30, 2018 were primarily due to increases in limited partnership income, partially offset by a decline in income from equity securities.

Net Realized Capital Gains (Losses).  Net realized capital gains were $30.0 million and $228.5 million for the three months ended September 30, 2018 and 2017, respectively.  The net realized capital gains of $30.0 million for the three months ended September 30, 2018, were comprised of $23.9 million of gains from fair value re-measurements and $8.9 million of gains from sales of investments, partially offset by $2.8 million of other-than-temporary impairments.  The net realized capital gains of $228.5 million for the three months ended September 30, 2017 were comprised of $227.5 million of gains from fair value re-measurements and $2.4 million of gains from sales of investments, partially offset by $1.5 million of other-than-temporary impairments.

Net realized capital losses were $72.5 million and net realized capital gains were $254.0 million for the nine months ended September 30, 2018 and 2017, respectively.  The net realized capital losses of $72.5 million for the nine months ended September 30, 2018, were comprised of $79.0 million of losses from fair value re-measurements and $3.7 million of other-than-temporary impairments, partially offset by $10.2 million of gains from sales of investments.  The net realized capital gains of $254.0 million for the nine months ended September 30, 2017, were comprised of $237.8 million of gains from fair value re-measurements and $20.3 million of gains from sales of investments, partially offset by $4.2 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other expense of $1.4 million and other income of $1.4 million for the three and nine months ended September 30, 2018, respectively.  We recorded other income of $1.5 million and $22.0 million for the three and nine months ended September 30, 2017, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses ("LAE") for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$772.3	62.7%		$3.2	0.3%		$775.5	63.0%
Catastrophes	208.3	16.9%		(13.5)	-1.1%		194.8	15.8%
Total	$980.6	79.6%		$(10.3)	-0.8%		$970.3	78.8%

2017
Attritional	$325.6	62.8%		$(0.9)	-0.2%		$324.7	62.6%
Catastrophes	1,007.8	194.4%		(0.9)	-0.2%		1,006.9	194.2%
Total	$1,333.4	257.2%		$(1.8)	-0.4%		$1,331.6	256.8%

Variance 2018/2017
Attritional	$446.7	(0.1)	pts	$4.1	0.5	pts	$450.8	0.4	pts
Catastrophes	(799.5)	(177.5)	pts	(12.6)	(0.9)	pts	(812.1)	(178.4)	pts
Total	$(352.8)	(177.6)	pts	$(8.5)	(0.4)	pts	$(361.3)	(178.0)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$2,158.7	61.3%		$-	0.0%		$2,158.7	61.3%
Catastrophes	272.9	7.7%		480.7	13.6%		753.6	21.3%
Total	$2,431.6	69.0%		$480.7	13.6%		$2,912.3	82.6%

2017
Attritional	$878.8	60.3%		$4.4	0.3%		$883.2	60.6%
Catastrophes	1,039.3	71.3%		(3.9)	-0.3%		1,035.3	71.0%
Total	$1,918.1	131.6%		$0.5	0.0%		$1,918.5	131.6%

Variance 2018/2017
Attritional	$1,279.9	1.0	pts	$(4.4)	(0.3)	pts	$1,275.5	0.7	pts
Catastrophes	(766.4)	(63.6)	pts	484.6	13.9	pts	(281.7)	(49.7)	pts
Total	$513.5	(62.6)	pts	$480.2	13.6	pts	$993.8	(49.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 27.1% to $970.3 million for the three months ended September 30, 2018, compared to $1,331.6 million for the three months ended September 30, 2017, primarily due to a decrease of $799.5 million in current year catastrophe losses, partially offset by an increase in current year attritional losses of $446.7 million, mainly due to the impact of the increase in premiums earned, changes in the mix of business and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The current year catastrophe losses of $208.3 million for the three months ended September 30, 2018, mainly related to Hurricane Florence ($77.0 million), Typhoon Jebi ($66.6 million), Typhoon Trami ($25.0 million), the 2018 California wildfires ($24.7 million) and Japan Floods ($15.0 million).  The current year catastrophe losses of $1,007.8 million for the three months ended September 30, 2017 related to Hurricane Irma ($476.2 million), Hurricane Maria ($318.9 million), Hurricane Harvey ($180.7 million) and the Mexico City earthquake ($32.1 million).

Incurred losses and LAE increased by 51.8% to $2,912.3 million for the nine months ended September 30, 2018, compared to $1,918.5 million for the nine months ended September 30, 2017, primarily due to an increase in current year attritional losses of $1,279.9 million, mainly due to the impact of the increase in premiums earned, changes in the mix of business and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018. The increase in incurred losses and LAE also resulted from $480.7 million of unfavorable development on prior years catastrophe losses in 2018, mainly related to Hurricanes Harvey, Irma and Maria and the 2017 California wildfires. These increases were partially offset by a decrease of $766.4 million of current year catastrophe losses.  The current year catastrophe losses of $272.9 million for the nine months ended September 30, 2018 related to Hurricane Florence ($77.0 million), Typhoon Jebi ($66.6 million), Cyclone Mekunu ($47.7 million), Typhoon Trami ($25.0 million), the 2018 California wildfires ($24.7 million), the U.S. winter storms ($16.9 million) and Japan Floods ($15.0 million).  The current year catastrophe losses of $1,039.3 million for the nine months ended September 30, 2017 related to Hurricane Irma ($476.2 million), Hurricane Maria ($318.9 million), Hurricane Harvey ($180.7 million), the Mexico City earthquake ($32.1 million), the South Africa Knysna fires ($10.0 million), Cyclone Debbie in Australia ($8.3 million), the Peru storms ($6.9 million) and the 2017 US Midwest storms ($6.2 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $288.2 million for the three months ended September 30, 2018 compared to $34.5 million for the three months ended September 30, 2017.  Commission, brokerage, taxes and fees increased to $832.7 million for the nine months ended September 30, 2018 compared to $147.6 million for the nine months ended September 30, 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, increases in premiums earned with lower levels of reinstatement premium which do not have commissions and changes in the mix of business toward additional pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $78.8 million and $57.7 million for the three months ended September 30, 2018 and 2017, respectively. Other underwriting expenses were $230.4 million and $181.8 million for the nine months ended September 30, 2018 and 2017, respectively.  The increases were mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, impact of increases in premium earned, costs incurred to support the expansion of the insurance business and higher variable compensation costs in 2018 compared to 2017.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $2.5 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $7.6 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization was $7.8 million and $7.2 million for the three months ended September 30, 2018 and 2017, respectively.  Interest, fees and other bond amortization was $22.7 million and $24.0 million for the nine months ended September 30, 2018 and 2017, respectively.  The changes in expense were primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 4.7% as of September 30, 2018.

Income Tax Expense (Benefit).  Income tax benefit was $22.6 million and $220.5 million for the three months ended September 30, 2018 and 2017, respectively. Income tax benefit was $64.9 million and $153.3 million for the nine months ended September 30, 2018 and 2017, respectively.  Income tax expense/benefit is primarily a function of the Company's pre-tax income and the statutory tax rate, as affected by tax-exempt investment income and foreign tax credits and as calculated under the annualized effective tax rate ("AETR") method. Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses).  However, if the AETR approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited, as prescribed under ASC 740-270, to the estimated tax recoverable based on the year-to-date results. In addition, the enactment of the Tax Cuts Job Act ("TCJA") on December 22, 2017 reduced the U.S. corporate tax rate to 21% from 35%.

Net Income (Loss).
Our net income was $24.7 million and our net loss was $389.7 million for the three months ended September 30, 2018 and 2017, respectively.  Our net loss was $252.9 million and $184.9 million for the nine months ended September 30, 2018 and 2017, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 165.9 points to 108.7% for the three months ended September 30, 2018 compared to 274.6% for the three months ended September 30, 2017, and decreased by 41.5 points to 112.7% for the nine months ended September 30, 2018 compared to 154.2% for the nine months ended September 30, 2017.  The loss ratio component decreased by 178.0 points and 49.0 points for the three and nine months ended September 30, 2018, respectively, over the same period last year mainly due to lower current year catastrophe losses and changes in affiliated reinsurance agreements.  The commission and brokerage ratio component increased to 23.4% for the three months ended September 30, 2018 compared to 6.7% for the three months ended September 30, 2017, and increased to 23.6% for the nine months ended September 30, 2018 compared to 10.1% for the nine months ended September 30, 2017 reflecting changes in affiliated reinsurance agreements, changes in the mix of business and lower reinstatement premiums in 2018 compared to 2017.  The other underwriting expense ratio decreased to 6.5% for the three months ended September 30, 2018 from 11.1% for the three months ended September 30, 2017 and decreased to 6.5% for the nine months ended September 30, 2018 from 12.5% for the nine months ended September 30, 2017, mainly due to the impact of changes in affiliated reinsurance contracts and changes in the mix of business.

Stockholder's Equity.
Stockholder's equity decreased by $346.5 million to $5,066.2 million at September 30, 2018 from $5,412.7 million at December 31, 2017, principally as a result of $252.9 million of net loss, $74.1 million of net unrealized depreciation on investments, net of tax and $25.1 million of net foreign currency translation adjustments, partially offset by $5.4 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 23.0% to $90.3 million for the three months ended September 30, 2018 compared to $73.4 million for the three months ended September 30, 2017.  Net investment income increased by 12.7% to $232.3 million for the nine months ended September 30, 2018 compared to $206.2 million for the nine months ended September 30, 2017.  The increases for both the three and nine months ended September 30, 2018 were primarily due to increases in limited partnership income, partially offset by a decline in income from equity securities.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Fixed maturities	$51.9	$48.3	$142.8	$144.9
Equity securities	2.7	6.3	10.7	19.4
Short-term investments and cash	2.1	0.6	4.3	1.6
Other invested assets
Limited partnerships	25.6	11.8	54.2	20.6
Dividends from preferred shares of affiliate	7.8	7.8	23.3	23.3
Other	6.0	1.5	10.7	4.2
Gross investment income before adjustments	96.0	76.4	246.0	214.1
Funds held interest income (expense)	0.9	1.1	4.5	4.0
Interest income from Parent	1.1	1.1	3.2	3.2
Gross investment income	98.0	78.5	253.7	221.3
Investment expenses	(7.7)	(5.1)	(21.5)	(15.1)
Net investment income	$90.3	$73.4	$232.3	$206.2

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2018	2017
Imbedded pre-tax yield of cash and invested assets at December 31	3.4%	3.4%
Imbedded after-tax yield of cash and invested assets at December 31	2.7%	2.7%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Annualized pre-tax yield on average cash and invested assets	3.9%	3.0%	3.4%	2.8%
Annualized after-tax yield on average cash and invested assets	3.1%	2.1%	2.7%	2.0%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	2018	2017	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$2.5	$8.0	$(5.5)	$11.5	$23.7	$(12.2)
Losses	(3.8)	(4.1)	0.3	(6.8)	(6.9)	0.1
Total	(1.3)	3.9	(5.2)	4.7	16.8	(12.1)

Fixed maturity securities, fair value
Gains	-	-	-	-	-	-
Losses	(0.7)	-	(0.7)	(1.8)	-	(1.8)
Total	(0.7)	-	(0.7)	(1.8)	-	(1.8)

Equity securities, fair value
Gains	13.8	2.2	11.6	21.7	13.8	7.9
Losses	(3.8)	(3.7)	(0.1)	(15.8)	(10.3)	(5.5)
Total	10.0	(1.5)	11.5	5.8	3.5	2.3

Other invested assets
Gains	0.9	-	0.9	1.5	-	1.5
Losses	-	-	-	-	-	-
Total	0.9	-	0.9	1.5	-	1.5

Total net realized gains (losses) from sales
Gains	17.2	10.2	7.0	34.7	37.5	(2.8)
Losses	(8.3)	(7.8)	(0.5)	(24.5)	(17.2)	(7.3)
Total	8.9	2.4	6.4	10.2	20.3	(10.1)

Other than temporary impairments:	(2.8)	(1.5)	(1.3)	(3.7)	(4.2)	0.5

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.5	-	0.5	1.5	-	1.5
Equity securities, fair value	36.3	29.6	6.7	34.8	82.0	(47.2)
Other invested assets, fair value	(12.9)	197.9	(210.8)	(115.3)	155.8	(271.1)
Total	23.9	227.5	(203.6)	(79.0)	237.8	(316.8)

Total net realized gains (losses)	$30.0	$228.5	$(198.5)	$(72.5)	$254.0	$(326.5)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $30.0 million and $228.5 million for the three months ended September 30, 2018 and 2017, respectively.  For the three months ended September 30, 2018, we recorded $23.9 million of gains from fair value re-measurements and $8.9 million of gains from sales of investments, partially offset by $2.8 million of other-than-temporary impairments. For the three months ended September 30, 2017 we recorded $227.5 million of net realized capital gains due to fair value re-measurements and $2.4 million of net realized capital gains from sales of investments, partially offset by $1.5 million of other-than-temporary impairments.  The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital losses were $72.5 million and net realized capital gains were $254.0 million for the nine months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018, we recorded $79.0 million of losses from fair value re-measurements and $3.7 million of other-than-temporary impairments, partially offset by $10.2 million of gains from sales of investments.  For the nine months ended September 30, 2017 we recorded $237.8 million of net realized capital gains due to fair value re-measurements and $20.3 million of net realized capital gains from sales of investments, partially offset by $4.2 million of other-than-temporary impairments. The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$940.8	$908.3	$32.5	3.6%	$2,237.2	$1,962.3	$274.9	14.0%
Net written premiums	703.9	295.6	408.3	138.1%	1,557.7	649.9	907.8	139.7%

Premiums earned	$528.9	$242.4	$286.5	118.2%	$1,437.8	$653.0	$784.8	120.2%
Incurred losses and LAE	394.6	678.9	(284.3)	-41.9%	1,404.3	919.1	485.2	52.8%
Commission and brokerage	156.5	31.7	124.8	NM	432.5	115.2	317.3	NM
Other underwriting expenses	16.3	12.1	4.2	34.4%	48.6	40.6	8.0	19.7%
Underwriting gain (loss)	$(38.5)	$(480.4)	$441.9	-92.0%	$(447.7)	$(422.0)	$(25.7)	6.1%

				Point Chg				Point Chg
Loss ratio	74.6%	280.1%		(205.5)	97.7%	140.8%		(43.1)
Commission and brokerage ratio	29.6%	13.1%		16.5	30.1%	17.6%		12.5
Other underwriting ratio	3.1%	5.0%		(1.9)	3.3%	6.2%		(2.9)
Combined ratio	107.3%	298.2%		(190.9)	131.1%	164.6%		(33.5)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 3.6% to $940.8 million for the three months ended September 30, 2018 from $908.3 million for the three months ended September 30, 2017, primarily due to an increase in treaty casualty business and marine and aviation business.  These increases were partially offset by a decline in treaty property business primarily as a result of $121.7 million of lower reinstatement premiums in the third quarter of 2018 compared with the third quarter of 2017 as a result of lower catastrophe losses in 2018.  Net written premiums increased by 138.1% to $703.9 million for the three months ended September 30, 2018 compared to $295.6 million for the three months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, including the non-

renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re for 2018.  Premiums earned increased 118.2% to $528.9 million for the three months ended September 30, 2018 compared to $242.4 million for the three months ended September 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 14.0% to $2,237.2 million for the nine months ended September 30, 2018 from $1,962.3 million for the nine months ended September 30, 2017, primarily due to an increase in treaty property business, treaty casualty business and marine and aviation business, partially offset by lower reinstatement premiums.  Net written premiums increased by 139.7% to $1,557.7 million for the nine months ended September 30, 2018 compared to $649.9 million for the nine months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re for 2018.  Premiums earned increased 120.2% to $1,437.8 million for the nine months ended September 30, 2018 compared to $653.0 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$340.1	64.3%		$5.2	1.0%		$345.3	65.3%
Catastrophes	97.5	18.4%		(48.2)	-9.1%		49.3	9.3%
Total segment	$437.6	82.7%		$(43.0)	-8.1%		$394.6	74.6%

2017
Attritional	$128.0	52.8%		$(0.4)	-0.2%		$127.5	52.6%
Catastrophes	551.6	227.6%		(0.2)	-0.1%		551.4	227.5%
Total segment	$679.6	280.4%		$(0.6)	-0.3%		$678.9	280.1%

Variance 2018/2017
Attritional	$212.1	11.5	pts	$5.6	1.2	pts	$217.8	12.7	pts
Catastrophes	(454.1)	(209.2)	pts	(48.0)	(9.0)	pts	(502.1)	(218.2)	pts
Total segment	$(242.0)	(197.7)	pts	$(42.4)	(7.8)	pts	$(284.3)	(205.5)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$901.8	62.7%		$-	0.0%		$901.8	62.7%
Catastrophes	101.6	7.1%		401.0	27.9%		502.6	35.0%
Total segment	$1,003.4	69.8%		$401.0	27.9%		$1,404.3	97.7%

2017
Attritional	$374.8	57.4%		$(4.7)	-0.7%		$370.0	56.7%
Catastrophes	553.2	84.7%		(4.1)	-0.6%		549.1	84.1%
Total segment	$928.0	142.1%		$(8.8)	-1.3%		$919.1	140.8%

Variance 2018/2017
Attritional	$527.0	5.3	pts	$4.7	0.7	pts	$531.8	6.0	pts
Catastrophes	(451.6)	(77.6)	pts	405.1	28.5	pts	(46.5)	(49.1)	pts
Total segment	$75.4	(72.3)	pts	$409.8	29.2	pts	$485.2	(43.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 41.9% to $394.6 million for the three months ended September 30, 2018 compared to $678.9 million for the three months ended September 30, 2017.  The decline was primarily due to a decrease of $454.1 million in current year catastrophe losses and $48.2 million of favorable development on prior years catastrophe losses in 2018.  The decreases were partially offset by an increase of $212.1 million in current year attritional losses mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The current year catastrophe losses of $97.5 million for the three months ended September 30, 2018 primarily related to Hurricane Florence ($58.0 million), the 2018 California wildfires ($23.2 million), Typhoon Jebi ($6.5 million), Japan Floods ($5.5 million), the U.S. winter storms ($2.3 million) and  Typhoon Trami ($2.0 million). The current year catastrophe losses of $551.6 million for the three months ended September 30, 2017 related to Hurricane Irma ($348.6 million), Hurricane Harvey ($128.5 million), Hurricane Maria ($74.0 million), and the Mexico City earthquake ($1.1 million).

Incurred losses increased by 52.8% to $1,404.3 million for the nine months ended September 30, 2018 compared to $919.1 million for the nine months ended September 30, 2017.  The increase was primarily due to a rise of $527.0 million in current year attritional losses mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018. The increase in incurred losses also resulted from $401.0 million of unfavorable development on prior years catastrophe losses in 2018 primarily related to Hurricane Harvey, Irma and Maria and the 2017 California wildfires.  The increases in loss estimates for Hurricane Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  These increases were partially offset by a decrease of $451.6 million of current year catastrophe losses.  The current year catastrophe losses of $101.6 million for the nine months ended September 30, 2018 primarily related to Hurricane Florence ($58.0 million), the 2018 California wildfires ($23.2 million), Typhoon Jebi ($6.5 million), the U.S. winter storms ($6.4 million), Japan Floods ($5.5 million) and  Typhoon Trami ($2.0 million). The current year catastrophe losses of $553.2 million for the nine months ended September 30, 2017 related to Hurricane Irma ($348.6 million), Hurricane Harvey ($128.5 million), Hurricane Maria ($74.0 million), the Mexico City earthquake ($1.1 million) and the 2017 U.S. Storms ($1.4 million).

Segment Expenses.  Commission and brokerage increased to $156.5 million for the three months ended September 30, 2018 compared to $31.7 million for the three months ended September 30, 2017. Commission and brokerage increased to $432.5 million for the nine months ended September 30, 2018 compared to $115.2 million for the nine months ended September 30, 2017.  The increases were mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business.

Segment other underwriting expenses increased to $16.3 million for the three months ended September 30, 2018 from $12.1 million for the three months ended September 30, 2017.  Segment other underwriting expenses increased to $48.6 million for the nine months ended September 30, 2018 from $40.6 million for the nine months ended September 30, 2017, mainly due to the impact of changes in affiliated reinsurance contracts, impact of the increases in premiums earned and higher variable compensation costs in 2018 compared to 2017.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$363.4	$363.2	$0.2	0.1%	$1,129.1	$975.3	$153.8	15.8%
Net written premiums	340.7	130.2	210.5	161.7%	1,012.9	345.4	667.5	193.3%

Premiums earned	$331.9	$123.9	$208.0	167.9%	$1,004.0	$355.4	$648.6	182.5%
Incurred losses and LAE	315.9	410.5	(94.7)	-23.1%	751.7	557.4	194.3	34.9%
Commission and brokerage	78.2	25.1	53.1	211.6%	241.0	72.4	168.5	232.7%
Other underwriting expenses	10.0	8.2	1.8	21.2%	29.9	26.3	3.7	13.9%
Underwriting gain (loss)	$(72.1)	$(320.0)	$247.9	-77.5%	$(18.6)	$(300.8)	$282.2	-93.8%

				Point Chg				Point Chg
Loss ratio	95.2%	331.3%		(236.1)	74.9%	156.9%		(82.0)
Commission and brokerage ratio	23.6%	20.3%		3.3	24.0%	20.4%		3.6
Other underwriting ratio	2.9%	6.6%		(3.7)	3.0%	7.3%		(4.4)
Combined ratio	121.7%	358.2%		(236.5)	101.9%	184.6%		(82.8)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums remained relatively flat at $363.4 million for the three months ended September 30, 2018 compared to $363.2 million for the three months ended September 30, 2017. Net written premiums increased by 161.7% to $340.7 million for the three months ended September 30, 2018 compared to $130.2 million for the three months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  Premiums earned increased 167.9% to $331.9 million for the three months ended September 30, 2018 compared to $123.9 million for the three months ended September 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 15.8% to $1,129.1 million for the nine months ended September 30, 2018 compared to $975.3 million for the nine months ended September 30, 2017, primarily due to increases in Latin American business and business written through our Canada and Singapore branches.  Net written premiums increased by 193.3% to $1,012.9 million for the nine months ended September 30, 2018 compared to $345.4 million for the nine months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  Premiums earned increased 182.5% to $1,004.0 million for the nine months ended September 30, 2018 compared to $355.4 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is due to timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$182.2	54.9%		$-	0.0%		$182.2	54.9%
Catastrophes	96.3	29.0%		37.4	11.3%		133.7	40.3%
Total segment	$278.5	83.9%		$37.4	11.3%		$315.9	95.2%

2017
Attritional	$64.0	51.7%		$0.7	0.6%		$64.7	52.3%
Catastrophes	346.6	279.7%		(0.8)	-0.7%		345.8	279.0%
Total segment	$410.6	331.4%		$(0.1)	-0.1%		$410.5	331.3%

Variance 2018/2017
Attritional	$118.2	3.2	pts	$(0.7)	(0.6)	pts	$117.5	2.6	pts
Catastrophes	(250.3)	(250.7)	pts	38.2	12.0	pts	(212.2)	(238.7)	pts
Total segment	$(132.1)	(247.5)	pts	$37.5	11.4	pts	$(94.7)	(236.1)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$520.3	51.8%		$-	0.0%		$520.3	51.8%
Catastrophes	146.3	14.6%		85.1	8.5%		231.4	23.1%
Total segment	$666.6	66.4%		$85.1	8.5%		$751.7	74.9%

2017
Attritional	$182.9	51.5%		$2.6	0.7%		$185.5	52.2%
Catastrophes	371.7	104.6%		0.2	0.1%		371.9	104.7%
Total segment	$554.6	156.1%		$2.8	0.8%		$557.4	156.9%

Variance 2018/2017
Attritional	$337.4	0.3	pts	$(2.6)	(0.7)	pts	$334.8	(0.4)	pts
Catastrophes	(225.4)	(90.0)	pts	84.9	8.4	pts	(140.5)	(81.6)	pts
Total segment	$112.0	(89.7)	pts	$82.3	7.7	pts	$194.3	(82.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 23.1% to $315.9 million for the three months ended September 30, 2018 compared to $410.5 million for the three months ended September 30, 2017, primarily due to a decrease of $250.3 million of on current year catastrophe losses, partially offset by an increase of $118.2 million in current year attritional losses mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and $37.4 million of unfavorable development on prior years catastrophe losses mainly related to Hurricane Harvey, Irma and Maria.  The current year catastrophe losses of $96.3 million for the three months ended September 30, 2018 primarily related to Typhoon Jebi ($60.1 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million) and Hurricane Florence ($6.0 million). The current year catastrophe losses of $346.6 million for the three months ended September 30, 2017 related to Hurricane Maria ($236.2 million), Hurricane Irma ($77.5 million), the Mexico City earthquake ($31.1 million) and Hurricane Harvey ($1.4 million).

Incurred losses and LAE increased by 34.9% to $751.7 million for the nine months ended September 30, 2018 compared to $557.4 million for the nine months ended September 30, 2017, primarily due to an increase of $337.4 million in current year attritional losses related to the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and $85.1 million of unfavorable development on prior years catastrophe losses mainly related to Hurricane Harvey, Irma and Maria. The increase was partially offset by a decrease of $225.4 million on current year catastrophe losses. The current year catastrophe losses of $146.3 million for the nine months ended September 30, 2018 primarily related to Typhoon Jebi ($60.1 million), Cyclone Mekunu ($47.7 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million) and Hurricane Florence ($6.0 million). The current year catastrophe losses of $371.7 million for the nine months ended September 30, 2017 related to Hurricane Maria ($236.2 million), Hurricane Irma ($77.5 million), the Mexico City earthquake ($31.1 million), the South Africa Knysna fires ($10.1 million), Cyclone Debbie in Australia ($8.3 million), the Peru storms ($7.1 million) and Hurricane Harvey ($1.4 million).

Segment Expenses.  Commission and brokerage increased to $78.2 million for the three months ended September 30, 2018 compared to $25.1 million for the three months ended September 30, 2017. Commission and brokerage increased to $241.0 million for the nine months ended September 30, 2018 compared to $72.4 million for the nine months ended September 30, 2017.  The increases was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, the impact of increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $10.0 million for the three months ended September 30, 2018 from $8.2 million for the three months ended September 30, 2017, and increased to $29.9 million for the nine months ended September 30, 2018 from $26.3 million for the nine months ended September 30, 2017.  The increases were mainly due to the impact of the increases in premiums earned and higher variable compensation costs in 2018 compared to 2017.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Gross written premiums	$455.0	$429.6	$25.4	5.9%	$1,491.4	$1,351.5	$139.9	10.4%
Net written premiums	333.8	144.9	188.9	130.3%	1,105.2	442.2	663.0	149.9%

Premiums earned	$370.0	$152.2	$217.7	143.0%	$1,084.9	$449.4	$635.4	141.4%
Incurred losses and LAE	259.8	242.1	17.7	7.3%	756.3	442.0	314.3	71.1%
Commission and brokerage	53.5	(22.3)	75.8	NM	159.2	(40.1)	199.3	NM
Other underwriting expenses	52.6	37.4	15.2	40.6%	151.8	114.9	36.9	32.1%
Underwriting gain (loss)	$4.1	$(105.0)	$109.0	-103.9%	$17.6	$(67.3)	$84.9	-126.1%

				Point Chg				Point Chg
Loss ratio	70.2%	159.0%		(88.8)	69.7%	98.3%		(28.6)
Commission and brokerage ratio	14.5%	-14.6%		29.1	14.7%	-8.9%		23.6
Other underwriting ratio	14.2%	24.5%		(10.3)	14.0%	25.6%		(11.6)
Combined ratio	98.9%	168.9%		(70.0)	98.4%	115.0%		(16.6)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 5.9% to $455.0 million for the three months ended September 30, 2018 compared to $429.6 million for the three months ended September 30, 2017.  This increase was primarily driven by expansion of various insurance lines of business including casualty, property and energy.  Net written premiums increased by 130.3% to $333.8 million for the three months ended September 30, 2018 compared to $144.9 million for the three months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of affiliated reinsurance agreements, including the impact of the non-renewal of the quota share agreement between Everest Re and Bermuda Re.  Premiums earned increased 143.0% to $370.0 million for the three months ended September 30, 2018 compared to $152.2 million for the three months ended September 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Gross written premiums increased by 10.4% to $1,491.4 million for the nine months ended September 30, 2018 compared to $1,351.5 million for the nine months ended September 30, 2017.  This increase was primarily driven by expansion of various insurance lines of business including casualty and energy.  Net written premiums increased by 149.9% to $1,105.2 million for the nine months ended September 30, 2018 compared to $442.2 million for the nine months ended September 30, 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of affiliated reinsurance agreements, including the impact of the non-renewal of the quota share agreement between Everest Re and Bermuda Re.  Premiums earned increased 141.4% to $1,084.9 million for the nine months ended September 30, 2018 compared to $449.4 million for the nine months ended September 30, 2017.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period, as well as changes in the mix of business.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$250.0	67.5%		$(2.0)	-0.5%		$248.0	67.0%
Catastrophes	14.5	3.9%		(2.7)	-0.7%		11.8	3.2%
Total segment	$264.5	71.4%		$(4.7)	-1.2%		$259.8	70.2%

2017
Attritional	$133.6	87.7%		$(1.2)	-0.8%		$132.4	86.9%
Catastrophes	109.6	72.0%		0.1	0.1%		109.7	72.1%
Total segment	$243.2	159.7%		$(1.1)	-0.7%		$242.1	159.0%

Variance 2018/2017
Attritional	$116.4	(20.2)	pts	$(0.8)	0.3	pts	$115.6	(19.9)	pts
Catastrophes	(95.1)	(68.1)	pts	(2.8)	(0.8)	pts	(97.9)	(68.9)	pts
Total segment	$21.3	(88.3)	pts	$(3.6)	(0.5)	pts	$17.7	(88.8)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$736.7	67.9%		$-	0.0%		$736.7	67.9%
Catastrophes	25.0	2.3%		(5.4)	-0.5%		19.6	1.8%
Total segment	$761.7	70.2%		$(5.4)	-0.5%		$756.3	69.7%

2017
Attritional	$321.2	71.4%		$6.5	1.4%		$327.7	72.8%
Catastrophes	114.4	25.5%		(0.1)	0.0%		114.3	25.5%
Total segment	$435.6	96.9%		$6.4	1.4%		$442.0	98.3%

Variance 2018/2017
Attritional	$415.5	(3.5)	pts	$(6.5)	(1.4)	pts	$409.0	(4.9)	pts
Catastrophes	(89.4)	(23.2)	pts	(5.3)	(0.5)	pts	(94.7)	(23.7)	pts
Total segment	$326.1	(26.7)	pts	$(11.8)	(1.9)	pts	$314.3	(28.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 7.3% to $259.8 million for the three months ended September 30, 2018 compared to $242.1 million for the three months ended September 30, 2017, mainly due to an increase of $116.4 million in current year attritional losses resulting from the impact of the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017. The increase was partially offset by a decrease of $95.1 million in current year catastrophe losses.  The current year catastrophe losses of $14.5 million for the three months ended September 30, 2018 primarily related to the Hurricane Florence ($13.0 million) and the 2018 California wildfires ($1.5 million). The current year catastrophe losses of $109.6 million for the three months ended September 30, 2017 related to Hurricane Harvey ($50.8 million), Hurricane Irma ($50.1 million) and Hurricane Maria ($8.7 million).

Incurred losses and LAE increased by 71.1% to $756.3 million for the nine months ended September 30, 2018 compared to $442.0 million for the nine months ended September 30, 2017, mainly due to an increase of $415.5 million in current year attritional losses, resulting from the impact of the increase in premiums earned and changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017. The increase was partially offset by a decrease of $89.4 million in current year catastrophe losses.  The current year catastrophe losses of $25.0 million for the nine months ended September 30, 2018 primarily related to Hurricane Florence ($13.0 million), the U.S. winter storms ($10.5 million) and the 2018 California wildfires ($1.5 million). The current year catastrophe losses of $114.4 million for the nine months ended September 30, 2017 primarily related to Hurricane Harvey ($50.8 million), Hurricane Irma ($50.1 million), Hurricane Maria ($8.7 million) and the 2017 US Midwest Storms ($4.8 million).

Segment Expenses.  Commission and brokerage increased to $53.5 million for the three months ended September 30, 2018 compared to ($22.3) million for the three months ended September 30, 2017.  Commission and brokerage increased to $159.2 million for the nine months ended September 30, 2018 compared to ($40.1) million for the nine months ended September 30, 2017.  The increases were mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, the impact of increases in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $52.6 million for the three months ended September 30, 2018 compared to $37.4 million for the three months ended September 30, 2017. Segment other underwriting expenses increased to $151.8 million for the nine months ended September 30, 2018 compared to $114.9 million for the nine months ended September 30, 2017. The increases were mainly due to the impact of the increases in premiums earned, expenses related to the continued build out of the insurance business and higher variable compensation costs in 2018 compared to 2017.

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

Interest Rate Risk.  Our $9.6 billion investment portfolio, at September 30, 2018, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $142.7 million of mortgage-backed securities in the $5,235.8 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $607.2 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2018
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$6,175.1	$6,008.0	$5,843.1	$5,679.4	$5,516.9
Market/Fair Value Change from Base (%)	5.7%	2.8%	0.0%	-2.8%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$262.3	$130.3	$-	$(129.3)	$(257.7)

We had $9,519.5 million and $9,343.0 million of gross reserves for losses and LAE as of September 30, 2018 and December 31, 2017, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$680.4	$765.5	$850.5	$935.6	$1,020.6
After-tax Change in Fair/Market Value	(134.4)	(67.2)	-	67.2	134.4

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

Dated: November 14, 2018