Form 10-K
period 2018-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2019-04-01
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

_X_    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

___  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2019, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2018, of $6.6 billion, with approximately 70% representing reinsurance and 30% representing insurance.  Stockholder’s equity at December 31, 2018 was $5.0 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance through brokers, surplus lines brokers and general agent relationships.  Holdings’ active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.  At December 31, 2018, Everest Re had statutory surplus of $3.7 billion.

•
Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 50 states, the District of Columbia and Puerto Rico and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.

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

•
Everest Security Insurance Company (“Everest Security”), a Georgia insurance company and a direct subsidiary of Everest Re, writes property and casualty insurance on an admitted basis in Georgia and Alabama and is approved as an eligible surplus lines insurer in Delaware.  The majority of Everest Security’s business is reinsured by its parent, Everest Re.

•
Everest Denali Insurance Company (“Everest Denali”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 49 states and the District of Columbia.

•
Everest Premier Insurance Company (“Everest Premier”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 49 states and the District of Columbia.

•
Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer.  Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation.”  By making this election, Everest Assurance will be authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S.

•
Heartland Crop Insurance Company (“Heartland”), a Kansas based managing general agent and a direct subsidiary of Holdings, was acquired on January 2, 2011.  Heartland specializes in crop insurance, which is written mainly through Everest National.  Effective August 24, 2016, the Company sold Heartland to CGB Diversified Services, Inc. (“CGB”).  The operating results of Heartland for the period owned are included within the Company’s financial statements.

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

Capital Transactions.
The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company stockholder’s equity was $5,044.7 million and $5,412.7 million at December 31, 2018 and 2017, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

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
All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of January 29, 2019.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on March 16, 2018. Standard & Poor’s states that the “A+”/”A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor’s affirmed these ratings on July 28, 2018.  Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody’s affirmed these ratings on September 26, 2018.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.

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

The Company competes in the U.S. and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There were numerous natural catastrophes in 2018, with total industry losses estimated to be $90 billion.  The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record. These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion. These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wildfires in California and Hurricanes Nate and Ophelia.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be some firming of (re)insurance rates for the areas impacted by the catastrophes.

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

Employees.
As of February 1, 2019, the Company employed 1,237 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2018	$1,712.6
2017	941.4
2016	109.2
2015	31.9
2014	18.2

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in 2018, an increase for the years 2017 through 2015 and a decrease in 2014:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2018	$558.8	decrease
2017	117.7	increase
2016	91.7	increase
2015	6.5	increase
2014	39.2	decrease

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities.  At December 31, 2018, 3.4% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries that have been rated carry an “A+” (“Superior”) rating from A.M. Best. Everest Re, Everest National and Everest Indemnity hold an “A+” (“Strong”) rating from Standard & Poor’s and Everest Assurance holds an “A” (“Strong”) rating from this same agency.  Everest Re holds an “A1” (“upper-medium grade”) rating from Moody’s.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

We entered into affiliated whole account quota share reinsurance agreements for 2002 through 2017 with Bermuda Re but we did not renew the quota share reinsurance agreement with Bermuda Re as of December 31, 2017.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions.  These affiliated reinsurance arrangements allow us to more effectively leverage our capital, expertise, distribution platform and market presence than our stand alone capital position would otherwise allow.

Percentage of ceded written premiums to gross written premiums	2018	2017	2016	2015	2014

Unaffiliated	14.7%	14.6%	13.6%	8.2%	9.3%
Affiliated	8.7%	38.4%	45.9%	49.9%	48.2%

If we are unable to purchase affiliated or unaffiliated reinsurance in the future, we may have to reduce our premium volume and we may be more exposed to reductions in net income from large losses.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the United States, international reinsurance and insurance markets with numerous competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London.

According to Standard & Poor’s, Group ranks among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated.  The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $232.0 billion in 2017 according to data compiled by Standard & Poor’s.  The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway Re, Hannover Rueck SE, SCOR SE and syndicates at Lloyd’s of London.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman, President and Chief Executive Officer, Dominic J. Addesso (age 65), Executive Vice President and Chief Financial Officer, Craig Howie (age 55), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 53), Executive Vice President, General Counsel, Chief Compliance Officer, Secretary and Managing Director and Chief Executive Officer of Bermuda Re, Sanjoy Mukherjee (age 52) and Executive Vice President, President and Chief Executive Officer of the Everest Insurance® Division, Jonathan Zaffino (age 46).  Through Group and its affiliates, we have employment contracts with Mr. Addesso, Mr. Howie, Mr. Doucette, Mr. Mukherjee and Mr. Zaffino, which have been filed with the SEC and provide for terms of employment ending on December 31, 2019 for Mr. Addesso, April 1, 2019 for Mr. Howie, June 1, 2019 for Mr. Doucette, January 1, 2020 for Mr. Mukherjee and September 6, 2020 for Mr. Zaffino.

On January 7, 2019, the Company announced that Mr. Addesso has informed the Group’s Board of Directors that he will retire at the end of his contract term on December 31, 2019.  As a result, the Board is undertaking a search as part of its succession planning process, which will include a review of internal and external candidates for the position.

The other officer agreements referenced above contain automatic renewal provisions that provide for the contracts to continue indefinitely unless sooner terminated in accordance with the contract or as otherwise may be agreed.

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

	At
(Dollars in millions)	December 31, 2018	% of Total
Mortgage-backed securities
Commercial	$136.6	1.3%
Agency residential	148.8	1.4%
Non-agency residential	3.1	0.0%
Other asset-backed	221.2	2.1%
Total asset-backed	509.7	4.8%
Other fixed income	6,452.4	60.3%
Total fixed income, at market value	6,962.1	65.1%
Fixed maturities, at fair value	2.3	0.0%
Equity securities, at fair value	564.3	5.3%
Other invested assets, at market value	882.7	8.2%
Other invested assets, at fair value	1,717.3	16.0%
Cash and short-term investments	578.7	5.4%
Total investments and cash	$10,707.4	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position.  In 2018, we wrote approximately 16.8% of our coverages in non-U.S. currencies; as of December 31, 2018, we maintained approximately 9.1% of our investment portfolio in investments denominated in non-U.S. currencies. During 2018, 2017 and 2016, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $12.3 million to a gain of $15.4 million.

Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.

On July 27, 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available.  Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the interest rate on our long term subordinate notes.  In addition, the discontinuance of LIBOR or changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our investment portfolio.

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

The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors.  In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state).  For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, which applies to us.  We cannot predict the impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.

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

As a result of the previous dislocation of the financial markets, Congress and the previous Presidential administration in the United States implemented changes in the way the financial services industry is regulated.  Some of these changes are also impacting the insurance industry.  For example, the U.S. Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters.  In addition, several European regulatory bodies are in process of updating existing or developing new capital adequacy directives for insurers and reinsurers.  The future impact of such initiatives or new initiatives from the current Government Administration, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

The 2017 enacted Tax Cut and Jobs Act (“TCJA”) includes a provision for additional taxes on reinsurance transactions with affiliates in foreign jurisdictions.  Such affiliated reinsurance transactions are now subject to a Base Erosion and Anti-abuse Tax (“BEAT”) of 10% from 2019 to 2025 and 12.5% thereafter.  In addition, new regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties.  This would further impact our net income and effective tax rate.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                               PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  The Company’s other eighteen locations occupy a total of approximately 190,540 square feet, all of which are leased.  Management believes that the above described office space is adequate for its current and anticipated needs.

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

Market Information and Holder of Common Stock.
As of December 31, 2018, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.
The Company did not pay any dividends in 2018, 2017 and 2016.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,650.6 million at December 31, 2018, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2019 without prior regulatory approval is $365.0 million.

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

We compete in the U.S. and international reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There were numerous natural catastrophes in 2018 with total industry losses estimated to be $90 billion.  The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record.  These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion.  These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there was some firming in the markets impacted by the 2016 catastrophes and as catastrophe losses increased in 2017, there is a growing industry consensus that there will be some firming of (re)insurance rates for the areas impacted by the catastrophes.

Commencing in 2015, we initiated a strategic build out of our insurance platform through the investment in key leadership hires, which in turn has brought significant underwriting talent and stronger direction in achieving our insurance program strategic goals of increased premium volume and improved underwriting results.  Recent growth is coming from highly diversified areas including newly launched lines of business, as well as, product and geographic expansion in existing lines of business.  We are building a world-class insurance platform capable of offering products across lines and geographies, complementing our leading global reinsurance franchise.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2018	2017	2016	2018/2017	2017/2016
Gross written premiums	$6,573.7	$5,788.5	$5,063.7	13.6%	14.3%
Net written premiums	5,031.9	2,723.8	2,048.1	84.7%	33.0%

REVENUES:
Premiums earned	$4,839.1	$1,949.6	$2,094.0	148.2%	-6.9%
Net investment income	314.4	286.3	264.8	9.8%	8.1%
Net realized capital gains (losses)	(185.4)	161.6	(28.9)	-214.7%	NM
Other income (expense)	(3.9)	23.8	(10.5)	-116.2%	NM
Total revenues	4,964.2	2,421.2	2,319.4	105.0%	4.4%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	4,811.0	2,039.8	1,350.3	135.9%	51.1%
Commission, brokerage, taxes and fees	1,141.7	210.9	281.4	NM	-25.1%
Other underwriting expenses	293.3	254.9	245.0	15.1%	4.0%
Corporate expense	11.0	7.4	8.3	49.2%	-10.7%
Interest, fee and bond issue cost amortization expense	30.6	31.2	35.4	-1.8%	-12.0%
Total claims and expenses	6,287.7	2,544.1	1,920.4	147.1%	32.5%

INCOME (LOSS) BEFORE TAXES	(1,323.5)	(123.0)	399.0	NM	-130.8%
Income tax expense (benefit)	(365.8)	(201.2)	97.3	81.8%	NM
NET INCOME (LOSS)	$(957.7)	$78.2	$301.6	NM	-74.1%

RATIOS:				Point Change
Loss ratio	99.4%	104.6%	64.5%	(5.2)	40.1
Commission and brokerage ratio	23.6%	10.8%	13.4%	12.8	(2.6)
Other underwriting expense ratio	6.1%	13.1%	11.7%	(7.0)	1.4
Combined ratio	129.1%	128.5%	89.6%	0.6	38.9

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2018	2017	2016	2018/2017	2017/2016
Balance sheet data:
Total investments and cash	$10,707.4	$8,911.5	$9,842.7	20.2%	-9.5%
Total assets	18,688.2	17,888.5	17,083.4	4.5%	4.7%
Loss and loss adjustment expense reserves	10,167.0	9,343.0	8,331.3	8.8%	12.1%
Total debt	933.6	633.4	633.2	47.4%	0.0%
Total liabilities	13,643.5	12,475.8	11,784.9	9.4%	5.9%
Stockholder's equity	5,044.7	5,412.7	5,298.6	-6.8%	2.2%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.
Premiums.  Gross written premiums increased by 13.6% to $6,573.7 million in 2018, compared to $5,788.5 million in 2017, reflecting a $637.0 million, or 16.2%, increase in our reinsurance business and a $148.2 million, or 8.0%, increase in our insurance business.    The increase in reinsurance premiums was mainly due to the increases in treaty property and treaty casualty writings, rise in mortgage business and growth in Latin American business.  The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, energy and accident and health.  Net written premiums increased by 84.7% to $5,031.9 million in 2018, compared to $2,723.8 million in 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, particularly the non-renewal of the quota share agreement between Everest Re and Bermuda Re as of December 31, 2017.  Effective January 1, 2018, Everest Re entered into an aggregate stop loss agreement with Bermuda Re.  Premiums ceded to Bermuda Re in 2018 were $572.6 million compared with $2,219.4 million in 2017.  Premiums earned increased by 148.2% to $4,839.1 million in 2018, compared to $1,949.6 million in 2017.  The change in premiums earned relative to net written premiums is partially due to the impact of the non-renewal of the quota share contract between Everest Re and Bermuda Re and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income increased 9.8% to $314.4 million in 2018 compared with net investment income of $286.3 million in 2017.  Net pre-tax investment income as a percentage of average invested assets was 3.2% in both 2018 and 2017.  The increase in income was primarily the result of higher income from our limited partnerships and from our growing fixed maturity portfolio, partially offset by lower dividend income from our equity portfolio.

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

Net Realized Capital Gains (Losses).  Net realized capital losses were $185.4 million in 2018, net realized capital gains were $161.6 million in 2017 and net realized capital losses were $28.9 million in 2016.  The net realized capital losses of $185.4 million in 2018, were comprised of $148.0 million of losses from fair value re-measurements, $31.2 million of losses from sales of investments and $6.2 million of other-than-temporary impairments.  The net realized capital gains of $161.6 million were comprised of $158.5 million of gains from fair value re-measurements and $9.1 million of gains from sales of investments, partially offset by $6.1 million of other-than-temporary impairments.  The net realized losses of $28.9 million in 2016 were comprised of a realized capital loss of $28.0 million from the sale of our Heartland subsidiary, $25.7 million of other-than-temporary impairments and $21.1 million of losses from sales of investments, partially offset by $45.9 million of gains from fair value re-measurements.

Other Income (Expense).  We recorded other expense of $3.9 million in 2018, other income of $23.8 million in 2017, and other expense of $10.5 million in 2016.  The changes were primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional (a)	$3,092.6	63.9%		$5.8	0.1%		$3,098.4	64.0%
Catastrophes	1,159.6	24.0%		553.0	11.4%		1,712.6	35.4%
Total	$4,252.2	87.9%		$558.8	11.5%		$4,811.0	99.4%

2017
Attritional (a)	$1,200.6	61.5%		$(102.3)	-5.2%		$1,098.4	56.3%
Catastrophes	956.9	49.1%		(15.5)	-0.8%		941.4	48.3%
Total	$2,157.5	110.6%		$(117.7)	-6.0%		$2,039.8	104.6%

2016
Attritional (a)	$1,287.2	61.5%		$(46.1)	-2.2%		$1,241.1	59.3%
Catastrophes	154.8	7.4%		(45.6)	-2.2%		109.2	5.2%
Total	$1,442.0	68.9%		$(91.7)	-4.4%		$1,350.3	64.5%

Variance 2018/2017
Attritional (a)	$1,892.0	2.4	pts	$108.1	5.3	pts	$2,000.0	7.7	pts
Catastrophes	202.7	(25.1)	pts	568.5	12.2	pts	771.2	(12.9)	pts
Total	$2,094.7	(22.7)	pts	$676.5	17.5	pts	$2,771.2	(5.2)	pts

Variance 2017/2016
Attritional (a)	$(86.6)	-	pts	$(56.2)	(3.0)	pts	$(142.7)	(3.0)	pts
Catastrophes	802.1	41.7	pts	30.1	1.4	pts	832.2	43.1	pts
Total	$715.5	41.7	pts	$(26.1)	(1.6)	pts	$689.5	40.1	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 135.9% to $4,811.0 million in 2018 compared to $2,039.8 million in 2017, primarily due to an increase in current year attritional losses of $1,892.0 million, mainly due to the impact of the increase in premiums earned resulting primarily from changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The increase in incurred losses also resulted from $553.0 million of unfavorable development on prior years catastrophe losses in 2018, mainly related to Hurricanes Harvey, Irma and Maria and the California wildfires and an increase in current year catastrophe losses of $202.7 million.  The current year catastrophe losses of $1,159.6 million in 2018 related to Hurricane Michael ($443.5 million), Camp wildfire ($297.0 million), Woolsey wildfire (151.0 million), Typhoon Jebi ($66.6 million), Hurricane Florence ($60.8 million), Cyclone Mekunu ($43.7 million), Typhoon Trami ($25.0 million), other 2018 California wildfires ($24.6 million), Australian hailstorm ($24.0 million), Japan Floods ($15.0 million) and the U.S. winter storms ($8.4 million).  Current year catastrophe losses of $956.9 million in 2017 related to Hurricane Irma ($333.7 million), Hurricane Maria ($268.1 million), Hurricane Harvey ($235.8 million), the Northern California wildfires ($75.3 million), the South Africa Knysna fires ($9.6 million), the Mexico City earthquake ($9.3 million), Cyclone Debbie in Australia ($8.5 million), the Peru storms ($7.1 million), the 2017 US Midwest storms ($5.0 million) and the Southern California wildfires ($4.4 million).

Incurred losses and LAE increased by 51.1% to $2,039.8 million in 2017 compared to $1,350.3 million in 2016, primarily due to an increase of $802.1 million in current year catastrophe losses and less favorable development of $30.1 million on prior year catastrophe losses in 2017 compared to 2016.  These increases were partially offset by a decrease of $86.6 million of current year attritional losses, mainly due to the impact of the decline in premiums earned and an additional $56.2 million of favorable development on prior years attritional losses in 2017 compared to 2016.  The $102.3 million of favorable development on prior years attritional losses in 2017 was mainly comprised of $68.8 million of favorable development on reinsurance business related to property and short tail business in the United States, partially offset by $25.2 million of adverse development on A&E reserves and $33.5 million of favorable development on insurance business, mainly related to workers compensation business.  The current year catastrophe losses of $956.9 million in 2017 are outlined above.  Current year catastrophe losses of $154.8 million in 2016 were related to Hurricane Matthew ($62.3 million), the Fort McMurray Canada wildfire ($26.6 million), the 2016 U.S. Storms ($25.7 million), the Ecuador earthquake ($11.6 million), the 2016 Taiwan earthquake ($7.5 million), the Tennessee wildfire ($7.3 million), the New Zealand earthquake ($6.9 million) and Hurricane Hermine ($6.8 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $1,141.7 million in 2018 compared to $210.9 million in 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, increases in premiums earned and changes in the mix of business toward additional pro rata business.

Commission, brokerage, taxes and fees decreased by 25.1% to $210.9 million in 2017 compared to $281.4 million in 2016.  The decrease was primarily due to the impact of the decrease in premiums earned, the impact of higher reinstatement premiums in 2017 and the impact of changes in affiliated quota share contracts.

Other Underwriting Expenses.  Other underwriting expenses were $293.3 million, $254.9 million and $245.0 million in 2018, 2017 and 2016, respectively.  The increases were mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, impact of increases in premium earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, have remained consistent at $11.0 million, $7.4 million and $8.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense were $30.6 million, $31.2 million and 35.4 million in 2018, 2017 and 2016, respectively.  The changes in expense were primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 5.0% as of December 31, 2018.

Income Tax Expense (Benefit).  We had an income tax benefit of $365.8 million in 2018 and $201.2 million in 2017, which included $123.1 million of tax benefit related to the enactment of the TCJA, and income tax expense of $97.3 million for December 31, 2016.  Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) as well as changes in tax exempt investment income and creditable foreign taxes.  The change in income tax expense (benefit) was primarily due to the increase in catastrophe losses from 2017 to 2018.  In addition, the enactment of the TCJA on December 22, 2017 reduced the U.S. corporate income tax rate to 21% from 35%.

During 2018, the Company completed its accounting and interpreted the additional guidance issued by the IRS and U.S. Department of Treasury and recognized an income tax benefit of $28.8 million primarily related to the 2017 tax return to provision true-up recorded in 2018.

Net Income (Loss).
Our net loss was $957.7 million in 2018, and our net income was $78.2 million and $301.6 million in 2017 and 2016, respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 0.6 points to 129.1% in 2018 compared to 128.5% in 2017.  The loss ratio component decreased by 5.2 points in 2018 over the same period last year mainly due to a lower loss ratio on current year catastrophe losses and changes in affiliated reinsurance agreements, partially offset by higher unfavorable development on prior years catastrophe losses in 2018 compared to 2017.  The commission and brokerage ratio component increased to 23.6% in 2018 compared to 10.8% in 2017, reflecting changes in affiliated reinsurance agreements and changes in the mix of business.  The other underwriting expense ratio decreased to 6.1% in 2018 from 13.1% in 2017, mainly due to the impact of changes in affiliated reinsurance contracts.

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

Stockholder's Equity.
Stockholder’s equity decreased by $368.1 million to $5,044.7 million at December 31, 2018 from $5,412.7 million at December 31, 2017, principally as a result of $957.7 million of net loss, $90.9 million of net unrealized depreciation on investments, net of tax and $36.4 million of net foreign currency translation adjustments, partially offset by $712.3 million of capital contributions and $4.5 million of net benefit plan obligation adjustments.

Stockholder’s equity increased by $114.2 million to $5,412.7 million at December 31, 2017 from $5,298.6 million at December 31, 2016, principally as a result of $78.2 million of net income, $37.4 million of net foreign currency translation adjustments, $6.5 million of net benefit plan obligation adjustments and $0.3 million of share-based compensation transactions, partially offset by $8.2 million of net unrealized depreciation on investments, net of tax.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 9.8% to $314.4 million in 2018 compared to $286.3 million in 2017. The increase in 2018 was primarily due to higher income from our limited partnerships and from our growing fixed maturity portfolio, partially offset by a lower dividend income from our equity portfolio.

Net investment income increased by 8.1% to $286.3 million in 2017 compared to $264.8 million in 2016. The increase in 2017 was primarily due to an increase in limited partnership income and higher income from the growing fixed income portfolio, partially offset by lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Fixed maturities	$201.1	$193.7	$182.1
Equity securities	14.9	25.9	32.3
Short-term investments and cash	7.7	2.9	1.2
Other invested assets
Limited partnerships	61.6	36.6	25.2
Dividends from preferred shares of affiliate	31.0	31.0	31.0
Other	17.8	6.7	1.0
Gross investment income before adjustments	334.2	296.8	272.9
Funds held interest income (expense)	5.2	5.0	6.1
Interest income from Parent	4.1	4.3	4.3
Gross investment income	343.5	306.0	283.3
Investment expenses	(29.1)	(19.8)	(18.5)
Net investment income	$314.4	$286.3	$264.8

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2018	2017	2018
Imbedded pre-tax yield of cash and invested assets at December 31	3.5%	3.4%	2.9%
Imbedded after-tax yield of cash and invested assets at December 31	2.8%	2.7%	2.0%

Annualized pre-tax yield on average cash and invested assets	3.2%	3.2%	2.8%
Annualized after-tax yield on average cash and invested assets	2.6%	2.2%	2.0%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2018/2017	2017/2016
(Dollars in millions)	2018	2017	2016	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$15.3	$31.3	$18.6	$(16.0)	$12.7
Losses	(14.4)	(28.9)	(25.6)	14.5	(3.3)
Total	0.9	2.5	(7.0)	(1.6)	9.5

Fixed maturity securities, fair value
Gains	-	-	0.3	-	(0.3)
Losses	(1.8)	-	(1.9)	(1.8)	1.9
Total	(1.8)	-	(1.6)	(1.8)	1.6

Equity securities, fair value
Gains	25.2	23.2	16.2	2.0	7.0
Losses	(57.3)	(16.7)	(28.8)	(40.6)	12.1
Total	(32.1)	6.6	(12.6)	(38.7)	19.2

Other invested assets
Gains	1.8	0.1	-	1.7	0.1
Losses	-	-	-	-	-
Total	1.8	0.1	-	1.7	0.1

Total net realized gains (losses) from sales
Gains	42.3	54.6	35.1	(12.3)	19.5
Losses	(73.5)	(45.6)	(56.3)	(27.9)	10.7
Total	(31.2)	9.1	(21.1)	(40.3)	30.2

Gain (loss) on sale of subsidiary:	-	-	(28.0)	-	28.0

Other than temporary impairments:	(6.2)	(6.1)	(25.7)	(0.1)	19.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.5	-	1.4	1.5	(1.4)
Equity securities, fair value	(59.4)	117.7	51.1	(177.1)	66.6
Other invested assets, fair value	(90.1)	40.8	(6.6)	(130.9)	47.4
Total	(148.0)	158.5	45.9	(306.5)	112.6

Total net realized gains (losses)	$(185.4)	$161.6	$(28.9)	$(347.0)	$190.5

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $185.4 million in 2018, net realized capital gains were $161.6 million in 2017 and net realized capital losses were $28.9 million in 2016.  In 2018, we recorded $148.0 million of losses from fair value re-measurements, $31.2 million of losses from sales of investments and $6.2 million of other-than-temporary impairments.  In 2017, we recorded $158.5 million of gains from fair value re-measurements and $9.1 million of gains from sales of investments, partially offset by $6.1 million of other-than-temporary impairments.  In 2016, we recorded a realized capital loss of $28.0 million from the sale of our Heartland subsidiary, $25.7 million of other-than-temporary impairments and $21.1 million of net realized capital losses from sales of investments, partially offset by $45.9 million of net realized capital gains due to fair value re-measurements.  The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

Our loss and LAE reserves are management’s best estimate of our ultimate liability for unpaid claims.  We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information and, in particular, recently reported loss claim experience and trends related to prior periods.  Such re-evaluations are recorded in incurred losses in the period in which the re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2018/2017		2017/2016
(Dollars in millions)	2018	2017	2016	Variance	% Change	Variance	% Change
Gross written premiums	$3,014.3	$2,593.1	$2,125.8	$421.3	16.2%	$467.3	22.0%
Net written premiums	2,093.1	1,135.6	930.2	957.5	84.3%	205.4	22.1%

Premiums earned	$1,979.9	$858.2	$990.1	$1,121.7	130.7%	$(131.9)	-13.3%
Incurred losses and LAE	2,790.8	912.1	554.1	1,878.7	206.0%	358.0	64.6%
Commission and brokerage	568.4	160.3	189.5	408.1	NM	(29.2)	-15.4%
Other underwriting expenses	60.3	55.9	54.1	4.4	7.8%	1.8	3.3%
Underwriting gain (loss)	$(1,439.5)	$(270.2)	$192.4	$(1,169.4)	NM	$(462.5)	-240.5%

					Point Chg		Point Chg
Loss ratio	141.0%	106.3%	56.0%		34.7		50.3
Commission and brokerage ratio	28.7%	18.7%	19.1%		10.0		(0.4)
Other underwriting expense ratio	3.0%	6.5%	5.5%		(3.5)		1.0
Combined ratio	172.7%	131.5%	80.6%		41.2		50.9

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 16.2% to $3,014.3 million in 2018 from $2,593.1 million in 2017, primarily due to an increase in treaty property and treaty casualty writings as well as growth in the mortgage business.  Net written premiums increased by 84.3% to $2,093.1 million in 2018 compared to $1,135.6 million in 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re for 2018.  Premiums earned increased 130.7% to $1,979.9 million in 2018 compared to $858.2 million in 2017.  The change in premiums earned relative to net written premiums is partially due to the impact of the non-renewal of the quota share contract between Everest Re and Bermuda Re and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$1,378.5	69.7%		$5.8	0.3%		$1,384.3	70.0%
Catastrophes	952.2	48.1%		454.3	22.9%		1,406.5	71.0%
Total segment	$2,330.7	117.8%		$460.1	23.2%		$2,790.8	141.0%

2017
Attritional	$522.3	61.0%		$(80.4)	-9.4%		$441.9	51.6%
Catastrophes	485.2	56.5%		(15.1)	-1.8%		470.2	54.7%
Total segment	$1,007.5	117.5%		$(95.5)	-11.2%		$912.1	106.3%

2016
Attritional	$555.5	56.1%		$(49.0)	-4.9%		$506.5	51.2%
Catastrophes	67.0	6.8%		(19.5)	-2.0%		47.6	4.8%
Total segment	$622.5	62.9%		$(68.5)	-6.9%		$554.1	56.0%

Variance 2018/2017
Attritional	$856.2	8.7	pts	$86.2	9.7	pts	$942.4	18.4	pts
Catastrophes	467.0	(8.4)	pts	469.4	24.7	pts	936.3	16.3	pts
Total segment	$1,323.2	0.3	pts	$555.6	34.4	pts	$1,878.7	34.7	pts

Variance 2017/2016
Attritional	$(33.2)	4.9	pts	$(31.4)	(4.5)	pts	$(64.6)	0.4	pts
Catastrophes	418.2	49.7	pts	4.4	0.2	pts	422.6	49.9	pts
Total segment	$385.0	54.6	pts	$(27.0)	(4.3)	pts	$358.0	50.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 206.0% to $2,790.8 million in 2018 compared to $912.1 million in 2017.  The increase was primarily due to a rise of $856.2 million in current year attritional losses mainly due to the impact of the increase in premiums earned resulting primarily from changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The increase in incurred losses also resulted from an increase of $467.0 million in current year catastrophe losses and $454.3 million of unfavorable development on prior years catastrophe losses in 2018 primarily related to Hurricane Harvey, Irma and Maria and the 2017 California wildfires.  The increases in loss estimates for Hurricane Harvey, Irma and Maria were mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The current year catastrophe losses of $952.2 million in 2018 primarily related to Hurricane Michael ($416.5 million), Camp wildfire ($297.0 million), Woolsey wildfire ($151.0 million),Hurricane Florence ($49.3 million), other 2018 California wildfires ($23.1 million), Typhoon Jebi ($6.5 million), Japan Floods ($5.5 million), Typhoon Trami ($2.0 million) and the U.S. winter storms ($1.3 million).  The current year catastrophe losses of $485.2 million in 2017 related to Hurricane Irma

($200.5 million), Hurricane Harvey ($185.4 million), the Northern California wildfires ($73.6 million), Hurricane Maria ($20.8 million), the Southern California wildfires ($3.6 million) and the 2017 US Midwest storms ($2.6 million).

Incurred losses increased by 64.6% to $912.1 million in 2017 compared to $554.1 million in 2016, primarily due to an increase of $418.2 million in current year catastrophe losses, partially offset by $31.4 million of more favorable development on prior years attritional losses in 2017 compared to 2016.  The $80.4 million of favorable development on prior years attritional losses in 2017 was mainly related to property and short-tail business, partially offset by $25.2 million of adverse development on A&E reserves. The current year catastrophe losses of $485.2 million in 2017 are outlined above.  The current year catastrophe losses of $67.0 million in 2016 related to Hurricane Matthew ($43.1 million), the 2016 U.S. Storms ($10.2 million), the Tennessee wildfire ($7.3 million) and Hurricane Hermine ($6.7 million).

Segment Expenses.  Commission and brokerage increased to $568.4 million in 2018 compared to $160.3 million in 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, the impact of the increases in premiums earned and changes in the mix of business towards additional pro rata business. Segment other underwriting expenses increased to $60.3 million in 2018 from $55.9 million in 2017, mainly due to the impact of changes in affiliated reinsurance contracts and the impact of the increases in premiums earned.

Commission and brokerage decreased by 15.4% to $160.3 million in 2017 compared to $189.5  million in 2016.  The decrease is mainly due to the impact of the influx of reinstatement premiums in 2017, the impact of affiliated quota share contracts and changes in the mix of business.  Segment other underwriting expenses increased slightly to $55.9 million in 2017 from $54.1 million in 2016.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2018/2017		2017/2016
(Dollars in millions)	2018	2017	2016	Variance	% Change	Variance	% Change
Gross written premiums	$1,555.2	$1,339.5	$1,269.1	$215.7	16.1%	$70.4	5.5%
Net written premiums	1,426.6	615.4	497.6	811.2	131.8%	117.8	23.7%

Premiums earned	$1,406.5	$502.3	$510.9	$904.2	180.0%	$(8.6)	-1.7%
Incurred losses and LAE	1,020.9	622.8	207.6	398.2	63.9%	415.2	200.0%
Commission and brokerage	355.5	101.9	111.5	253.6	248.8%	(9.6)	-8.6%
Other underwriting expenses	37.7	36.3	34.3	1.4	3.8%	2.0	5.9%
Underwriting gain (loss)	$(7.7)	$(258.7)	$157.5	$251.0	-97.0%	$(416.2)	NM

					Point Chg		Point Chg
Loss ratio	72.6%	124.0%	40.6%		(51.4)		83.4
Commission and brokerage ratio	25.3%	20.3%	21.8%		5.0		(1.5)
Other underwriting expense ratio	2.6%	7.2%	6.8%		(4.6)		0.4
Combined ratio	100.5%	151.5%	69.2%		(51.0)		82.3

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)
Premiums.  Gross written premiums increased by 16.1% to $1,555.2 million in 2018 compared to $1,339.5 million in 2017, primarily due to increases in Latin American business and business written through our Canada and Singapore branches, partially offset by the negative impact of $20.6 million from the movement of foreign exchange rates.  Net written premiums increased by 131.8% to $1,426.6 million in 2018 compared to $615.4 million in 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  Premiums earned increased 180.0% to $1,406.5 million in 2018 compared to $502.3 million in 2017.  The change in premiums earned relative to net written premiums is partially due to the impact of the non-renewal of the quota share contract between Everest Re and Bermuda Re and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$751.5	53.4%		$-	0.0%		$751.5	53.4%
Catastrophes	165.3	11.8%		104.1	7.4%		269.4	19.2%
Total segment	$916.8	65.2%		$104.1	7.4%		$1,020.9	72.6%

2017
Attritional	$255.0	50.8%		$11.6	2.3%		$266.6	53.1%
Catastrophes	357.2	71.1%		(1.0)	-0.2%		356.2	70.9%
Total segment	$612.2	121.9%		$10.6	2.1%		$622.8	124.0%

2016
Attritional	$261.5	51.2%		$(93.6)	-18.3%		$167.9	32.8%
Catastrophes	65.5	12.8%		(25.8)	-5.1%		39.7	7.8%
Total segment	$327.0	64.0%		$(119.4)	-23.4%		$207.6	40.6%

Variance 2018/2017
Attritional	$496.5	2.6	pts	$(11.6)	(2.3)	pts	$484.9	0.3	pts
Catastrophes	(191.9)	(59.3)	pts	105.1	7.6	pts	(86.8)	(51.7)	pts
Total segment	$304.6	(56.7)	pts	$93.5	5.3	pts	$398.1	(51.4)	pts

Variance 2017/2016
Attritional	$(6.5)	(0.4)	pts	$105.2	20.6	pts	$98.7	20.3	pts
Catastrophes	291.7	58.3	pts	24.8	4.9	pts	316.5	63.1	pts
Total segment	$285.2	57.9	pts	$130.0	25.5	pts	$415.2	83.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 63.9% to $1,020.9 million in 2018 compared to $622.8 million in 2017, primarily due to an increase of $496.5 million in current year attritional losses related to the increase in premiums earned resulting primarily from changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, as well as $104.1 million of unfavorable development on prior years catastrophe losses, mainly related to Hurricane Harvey, Irma and Maria and the 2017 Mexico earthquake.  The increase was partially offset by a decrease of $191.9 million in current year catastrophe losses.  The current year catastrophe losses of $165.3 million in 2018 primarily related to Typhoon Jebi ($60.1 million), Cyclone Mekunu ($43.7 million), Australia hailstorm ($24.0 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million), Hurricane Michael ($3.0 million) and Hurricane Florence ($2.0 million).  The current year catastrophe losses of $357.2 million in 2017 related to Hurricane Maria ($238.6 million), Hurricane Irma ($79.2 million), the Mexico City earthquake ($10.2 million), the South Africa Knysna fires ($9.9 million), Cyclone Debbie in Australia ($8.4 million), the Peru storms ($7.4 million) and Hurricane Harvey ($3.4 million).

Incurred losses and LAE increased by 200.0% to $622.8 million in 2017 compared to $207.6 million in 2016, primarily due to an increase of $291.7 million in current catastrophe losses, favorable development of $105.2 million on prior years attritional losses and $24.8 million on prior years catastrophe losses.  The current year catastrophe losses of $357.2 million in 2017 are outlined above.  The $65.5 million of current year catastrophe losses in 2016 were due to the Fort McMurray Canada wildfire ($24.9 million), Hurricane Matthew ($13.7 million), the Ecuador earthquake ($11.8 million), the 2016 Taiwan earthquake ($7.6 million) and the New Zealand earthquake ($6.9 million).

Segment Expenses.  Commission and brokerage increased to $355.5 million in 2018 compared to $101.9 million in 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, the impact of increases in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased slightly to $37.7 million in 2018 from $36.3 million in 2017.

Commission and brokerage decreased 8.6% to $101.9 million in 2017 compared to $111.5 million in 2016.  The decrease was due to the impact of the decrease in premiums earned, the impact of affiliated quota share agreements and the changes in the mix of business. Segment other underwriting expenses increased slightly to $36.3 million in 2017 compared to $34.3 million in 2016.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2018/2017		2017/2016
(Dollars in millions)	2018	2017	2016	Variance	% Change	Variance	% Change
Gross written premiums	$2,004.1	$1,855.9	$1,668.8	$148.2	8.0%	$187.1	11.2%
Net written premiums	1,512.2	972.8	620.3	539.3	55.4%	352.5	56.8%

Premiums earned	$1,452.7	$589.1	$593.1	$863.6	146.6%	$(4.0)	-0.7%
Incurred losses and LAE	999.3	504.9	588.6	494.4	97.9%	(83.7)	-14.2%
Commission and brokerage	217.8	(51.3)	(19.6)	269.1	NM	(31.7)	162.0%
Other underwriting expenses	195.4	162.7	156.6	32.7	20.1%	6.1	3.9%
Underwriting gain (loss)	$40.2	$(27.1)	$(132.5)	$67.3	-248.0%	$105.4	-79.5%

					Point Chg		Point Chg
Loss ratio	68.8%	85.7%	99.2%		(16.9)		(13.5)
Commission and brokerage ratio	15.0%	-8.7%	-3.3%		23.7		(5.4)
Other underwriting expense ratio	13.4%	27.6%	26.5%		(14.2)		1.1
Combined ratio	97.2%	104.6%	122.3%		(7.4)		(17.7)

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 8.0% to $2,004.1 million in 2018 compared to $1,855.9 million in 2017.  This increase was related to most lines of business including casualty, energy and accident and health.  Net written premiums increased by 55.4% to $1,512.2 million in 2018 compared to $972.8 million in 2017.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of affiliated reinsurance agreements, including the impact of the non-renewal of the quota share agreement between Everest Re and Bermuda Re.  Premiums earned increased 146.6% to $1,452.7 million in 2018 compared to $589.1 million in 2017.  The change in premiums earned relative to net written premiums is partially due to the impact of the non-renewal of the quota share contract between Everest Re and Bermuda Re and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2018
Attritional	$962.6	66.3%		$-	0.0%		$962.6	66.3%
Catastrophes	42.1	2.9%		(5.4)	-0.4%		36.7	2.5%
Total segment	$1,004.7	69.2%		$(5.4)	-0.4%		$999.3	68.8%

2017
Attritional	$423.4	71.9%		$(33.5)	-5.7%		$389.9	66.2%
Catastrophes	114.5	19.4%		0.6	0.1%		115.0	19.5%
Total segment	$537.9	91.3%		$(32.9)	-5.6%		$504.9	85.7%

2016
Attritional	$470.2	79.2%		$96.5	16.3%		$566.7	95.5%
Catastrophes	22.2	3.7%		(0.3)	0.0%		21.9	3.7%
Total segment	$492.4	82.9%		$96.2	16.3%		$588.6	99.2%

Variance 2018/2017
Attritional	$539.2	(5.6)	pts	$33.5	5.7	pts	$572.7	0.1	pts
Catastrophes	(72.4)	(16.5)	pts	(6.0)	(0.5)	pts	(78.3)	(17.0)	pts
Total segment	$466.8	(22.1)	pts	$27.5	5.2	pts	$494.4	(16.9)	pts

Variance 2017/2016
Attritional	$(46.8)	(7.3)	pts	$(130.0)	(22.0)	pts	$(176.8)	(29.3)	pts
Catastrophes	92.3	15.7	pts	0.9	0.1	pts	93.1	15.8	pts
Total segment	$45.5	8.4	pts	$(129.1)	(21.9)	pts	$(83.7)	(13.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 97.9% to $999.3 million in 2018 compared to $504.9 million in 2017, mainly due to an increase of $539.2 million in current year attritional losses, resulting from the impact of the increase in premiums earned resulting primarily from changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  The increase was partially offset by a decrease of $72.4 million in current year catastrophe losses.  The current year catastrophe losses of $42.1 million in 2018 primarily related to Hurricane Michael ($24.0 million), Hurricane Florence ($9.5 million), the U.S. winter storms ($7.1 million) and other 2018 California wildfires ($1.5 million). The current year catastrophe losses of $114.5 million in 2017 primarily related to Hurricane Irma ($53.9 million), Hurricane Harvey ($47.0 million), Hurricane Maria ($8.7 million), the 2017 US Midwest storms ($2.4 million), the Northern California wildfires ($1.7 million) and the Southern California wildfires ($0.8 million).

Incurred losses and LAE decreased by 14.2% to $504.9 million in 2017 compared to $588.6 million in 2016, mainly due to $130.0 million of more favorable development on prior years attritional losses and a decrease of $46.8 million in current year attritional losses, partially offset by an increase of $92.3 million in current year catastrophe losses.  The decrease in current year attritional losses primarily related to changes in the mix of business and the impact of affiliated quota share agreements.  The $33.5 million of favorable development on prior years attritional losses in 2017 mainly related to workers compensation business.  The current year catastrophe losses of $114.5 million in 2017 are outlined above.  The $22.2 million of current year catastrophe losses in 2016 were due to the U.S. storms ($15.0 million), Hurricane Matthew ($5.5 million) and the Fort McMurray Canada wildfire ($1.7 million).

Segment Expenses.  Commission and brokerage increased to $217.8 million in 2018 compared to ($51.3) million in 2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, the impact of increases in premiums earned and changes in the mix of business.  Segment other underwriting expenses increased to $195.4 million in 2018 compared to $162.7 million in 2017. The increases were mainly due to the impact of the increases in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $10.7 billion investment portfolio, at December 31, 2018, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $288.5 million of mortgage-backed securities in the $6,964.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $174.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2018
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,505.3	$7,320.6	$7,138.5	$6,957.6	$6,778.5
Market/Fair Value Change from Base (%)	5.1%	2.6%	0.0%	-2.5%	-5.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$289.7	$143.9	$-	$(143.0)	$(284.4)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2017
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$5,524.8	$5,367.4	$5,213.4	$5,061.3	$4,910.9
Market/Fair Value Change from Base (%)	6.0%	3.0%	0.0%	-2.9%	-5.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$202.4	$100.1	$-	$(98.9)	$(196.6)

We had $10,167.0 million and $9,343.0 million of gross reserves for losses and LAE as of December 31, 2018 and December 31, 2017, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$451.5	$507.9	$564.3	$620.8	$677.2
After-tax Change in Fair/Market Value	(89.2)	(44.6)	-	44.6	89.2

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$657.9	$740.1	$822.4	$904.6	$986.9
After-tax Change in Fair/Market Value	(106.9)	(53.5)	-	53.5	106.9

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(166.9)	$(83.4)	$-	$83.4	$166.9

	Change in Foreign Exchange Rates in Percent
	At December 31, 2017
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(131.8)	$(65.9)	$-	$65.9	$131.8

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013)  Based on our assessment we concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2018	2017
(1)	Audit Fees	$2,633.1	$2,666.3
(2)	Audit-Related Fees	159.8	133.1
(3)	Tax Fees	172.0	561.5
(4)	All Other Fees	14.0	13.6

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

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as “All Other Fees”.  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2018 and 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2019.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/DOMINIC J. ADDESSO
Dominic J. Addesso (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. ADDESSO	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2019
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 1, 2019
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	April 1, 2019
Keith T. Shoemaker

INDEX TO EXHIBITS

Exhibit No.

2.	1
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

*10.	3
Employment agreement between Everest National Insurance Company and Jonathan M. Zaffino, dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 12, 2017.

*10.	4
Amendment of employment agreement between Everest Global Services, Inc., Everest Re Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed November 20, 2017

E-1

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

__________________________________________

* Management contract or compensatory plan or arrangement.

E-2

EVEREST REINSURANCE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2018 and 2017		F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2018, 2017 and 2016	F-4

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended
	December 31, 2018, 2017 and 2016	F-5

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2018, 2017 and 2016	F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2018	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2018 and 2017	S-2

	Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	S-3

	Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information for the Years Ended
	December 31, 2018, 2017 and 2016	S-6

IV	Reinsurance for the Years Ended December 31, 2018, 2017 and 2016	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
     of Everest Reinsurance Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the  index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
April 1, 2019

We have served as the Company's auditor since 1996.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share amounts and par value per share)	2018	2017

ASSETS:
Fixed maturities - available for sale, at market value	$6,962,075	$4,971,921
(amortized cost: 2018, $7,032,749; 2017, $4,927,622)
Fixed maturities - available for sale, at fair value	2,337	-
Equity securities, at fair value	564,338	822,375
Short-term investments (cost: 2018, $174,155; 2017, $241,506)	174,131	241,506
Other invested assets (cost: 2018, $882,647; 2017, $835,597)	882,647	838,694
Other invested assets, at fair value	1,717,336	1,807,473
Cash	404,522	229,552
Total investments and cash	10,707,386	8,911,521
Note receivable - affiliated	-	250,000
Accrued investment income	47,232	35,376
Premiums receivable	1,471,805	1,301,827
Reinsurance receivables - unaffiliated	1,295,961	1,180,648
Reinsurance receivables - affiliated	3,544,975	4,940,039
Income taxes	409,892	87,110
Funds held by reinsureds	238,566	210,939
Deferred acquisition costs	353,630	307,741
Prepaid reinsurance premiums	328,796	346,708
Other assets	289,962	316,603
TOTAL ASSETS	$18,688,205	$17,888,512

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,167,018	$9,343,028
Unearned premium reserve	1,826,868	1,607,622
Funds held under reinsurance treaties	41,600	40,536
Other net payable to reinsurers	316,826	491,299
Senior notes due 6/1/2044	396,954	396,834
Long term notes due 5/1/2067	236,659	236,561
Note payable - affiliated	300,000	-
Accrued interest on debt and borrowings	3,093	2,727
Unsettled securities payable	50,912	25,338
Other liabilities	303,610	331,844
Total liabilities	13,643,540	12,475,789

Commitments and Contingencies (Note 15)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2018 and 2017)	-	-
Additional paid-in capital	1,100,315	387,841
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($33,506) at 2018 and ($299) at 2017	(126,254)	(942)
Retained earnings	4,070,604	5,025,824
Total stockholder's equity	5,044,665	5,412,723
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,688,205	$17,888,512

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016

REVENUES:
Premiums earned	$4,839,058	$1,949,595	$2,094,049
Net investment income	314,381	286,259	264,807
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6,164)	(6,077)	(25,679)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Realized gain (loss) on sale of subsidiary	-	-	(28,032)
Other net realized capital gains (losses)	(179,192)	167,630	24,770
Total net realized capital gains (losses)	(185,356)	161,553	(28,941)
Other income (expense)	(3,851)	23,750	(10,542)
Total revenues	4,964,232	2,421,157	2,319,373

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	4,811,018	2,039,751	1,350,280
Commission, brokerage, taxes and fees	1,141,714	210,925	281,424
Other underwriting expenses	293,347	254,886	244,966
Corporate expenses	11,034	7,394	8,277
Interest, fee and bond issue cost amortization expense	30,611	31,183	35,435
Total claims and expenses	6,287,724	2,544,139	1,920,382

INCOME (LOSS) BEFORE TAXES	(1,323,492)	(122,982)	398,991
Income tax expense (benefit)	(365,825)	(201,180)	97,347

NET INCOME (LOSS)	$(957,667)	$78,198	$301,644

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(92,966)	(10,536)	4,114
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,021	2,303	21,273
Total URA(D) on securities arising during the period	(90,945)	(8,233)	25,387

Foreign currency translation adjustments	(36,431)	37,427	2,849

Benefit plan actuarial net gain (loss) for the period	(510)	1,027	(7,488)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,021	5,477	5,073
Total benefit plan net gain (loss) for the period	4,511	6,504	(2,415)
Total other comprehensive income (loss), net of tax	(122,865)	35,698	25,821

COMPREHENSIVE INCOME (LOSS)	$(1,080,532)	$113,896	$327,465

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2018	2017	2016

COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$387,841	$387,567	$374,789
Capital contribution from parent	712,253	-	-
Share-based compensation plans	221	274	12,778
Balance, end of period	1,100,315	387,841	387,567

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(942)	(36,315)	(62,136)
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	(2,447)	-	-
Reclass due to early adoption of Accounting Standards Update 2018-02	-	(325)	-
Net increase (decrease) during the period	(122,865)	35,698	25,821
Balance, end of period	(126,254)	(942)	(36,315)

RETAINED EARNINGS:
Balance, beginning of period	5,025,824	4,947,301	4,645,657
Change to beginning balance due to adoption of Accounting Standards Update 2016-01	2,447	-	-
Reclass due to early adoption of Accounting Standards Update 2018-02	-	325	-
Net income (loss)	(957,667)	78,198	301,644
Balance, end of period	4,070,604	5,025,824	4,947,301

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,044,665	$5,412,723	$5,298,553

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(957,667)	$78,198	$301,644
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(171,642)	(170,234)	1,140
Decrease (increase) in funds held by reinsureds, net	(26,680)	(90,410)	(4,445)
Decrease (increase) in reinsurance receivables	1,260,865	(731,292)	(112,797)
Decrease (increase) in income taxes	(291,528)	(250,118)	62,991
Decrease (increase) in prepaid reinsurance premiums	17,302	436,571	(8,083)
Increase (decrease) in reserve for losses and loss adjustment expenses	859,691	964,415	384,628
Increase (decrease) in unearned premiums	221,850	291,108	(38,271)
Increase (decrease) in other net payable to reinsurers	(173,810)	(329,946)	(371,856)
Increase (decrease) in losses in course of payment	66,148	(31,815)	(42,643)
Change in equity adjustments in limited partnerships	(70,494)	(35,749)	(24,486)
Distribution of limited partnership income	55,350	33,629	32,613
Change in other assets and liabilities, net	(143,047)	(367,338)	15,148
Non-cash compensation expense	13,863	10,212	9,481
Amortization of bond premium (accrual of bond discount)	3,735	17,690	18,051
Net realized capital (gains) losses	185,356	(161,553)	28,941
Net cash provided by (used in) operating activities	849,292	(336,632)	252,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	741,360	1,005,532	781,744
Proceeds from fixed maturities sold - available for sale, at market value	791,368	1,676,203	704,191
Proceeds from fixed maturities sold - available for sale, at fair value	1,751	-	5,837
Proceeds from equity securities sold - at fair value	1,029,920	586,496	695,039
Proceeds from sale of subsidiary (net of cash disposed)	-	-	47,721
Distributions from other invested assets	1,043,131	2,327,206	1,756,484
Cost of fixed maturities acquired - available for sale, at market value	(3,714,695)	(2,431,780)	(2,110,113)
Cost of fixed maturities acquired - available for sale, at fair value	(4,381)	-	(3,940)
Cost of equity securities acquired - at fair value	(702,221)	(396,056)	(324,407)
Cost of other invested assets acquired	(1,138,317)	(2,546,289)	(1,928,119)
Net change in short-term investments	193,623	67,164	257,792
Net change in unsettled securities transactions	55,967	(40,530)	10,474
Proceeds from repayment of long term note receivable, affiliated	250,000	-	-
Net cash provided by (used in) investing activities	(1,452,494)	247,946	(107,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(11,195)	(9,938)	3,298
Capital contribution from parent	500,324	-	-
Proceeds from borrowing for long term note payable, affiliated	300,000	-	-
Net cash provided by (used in) financing activities	789,129	(9,938)	3,298

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,957)	30,382	(5,692)

Net increase (decrease) in cash	174,970	(68,242)	142,365
Cash, beginning of period	229,552	297,794	155,429
Cash, end of period	$404,522	$229,552	$297,794

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(73,669)	$53,019	$31,018
Interest paid	30,027	31,775	35,217

NON-CASH TRANSACTION:
Equity value of non-cash capital contribution of affiliate from parent, net of cash held by affiliate	$211,928	$-	$-
Transfer of fixed maturities, available for sale, at market value to Bermuda Re as part of
settlement for loss portfolio transfer agreement as of 12/31/17	-	790,583	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company (“Everest Re”), Everest Global Services, Inc. (“Global Services”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. Whitney Securities, Inc., Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Specialty Underwriters Services, LLC, Heartland Crop Insurance, Inc. (“Heartland”), Everest International Assurance, Ltd. (“Everest Assurance”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”) and Mt. McKinley Managers, L.L.C.  All amounts are reported in U.S. dollars.

During the fourth quarter of 2018, Global Services was contributed to Holdings from its parent company, Holdings Ireland.  The operating results of Global Services for the fourth quarter of 2018 are included within the Company’s consolidated financial statements.

During the third quarter of 2016, the Company established Delaware domiciled property and casualty insurance subsidiaries, Everest Premier and Everest Denali, which are used in the continued expansion of the Insurance operations.

Effective August 24, 2016, the Company sold its wholly owned subsidiary, Heartland, a managing agent for crop insurance, to CGB Diversified Services, Inc. (“CGB”).  The operating results of Heartland through August 24, 2016 are included within the Company’s financial statements.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2018 presentation.

B.  Investments.
Fixed maturity investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder’s equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity, equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities-available for sale, at market value through stockholder’s equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  As of January 1, 2018, the Company carries all of its equity securities at fair value.  For equity securities, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For other non-publicly traded securities, investment managers’ valuation committees will estimate fair value, and in many instances, these fair values are supported with opinions from qualified independent third parties.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and, prior to July 1, 2018, a private placement liquidity sweep facility. Cash contributions to and cash distributions from the sweep facility were reported gross in cash flows from investing activities in the consolidated statements of cash flows. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.  Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), an affiliated entity.  The fair values of the Preferred Holdings convertible preferred stock at December 31, 2018 and December 31, 2017 were determined using a pricing model.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Reinsurance recoverable and premium receivables	$25,163	$23,011

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

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Deferred acquisition costs	$1,141,714	$210,925	$281,424

E.  Reserve for Losses and Loss Adjustment Expenses.
The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies.  A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience.  A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, for which liabilities cannot be estimated using traditional reserving techniques.  See also Note 3.  The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made.  The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract.  Changes in estimates for such arrangements are recorded as commission expense.  Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.

F.  Premium Revenues.
Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts.  Written premiums related to crop insurance are earned on a seasonal pattern, which is based upon the planting and harvesting periods of each crop season.  Unearned premium reserves are established relative to the unexpired contract period.  For reinsurance contracts, such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data.  Reinstatement premiums represent additional premium received on reinsurance coverages, most prevalently catastrophe related, when limits have been depleted under the original reinsurance contract and additional coverage is granted.  Written and earned premiums and the related costs, which have not yet been reported to the Company, are estimated and accrued.  Premiums are net of ceded reinsurance.

G.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2018 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

H.  Income Taxes.
The Company and its wholly-owned subsidiaries file a consolidated U.S. Corporation Income Tax Return.  The Company’s foreign subsidiaries and foreign branches of its US subsidiaries file country and local corporation income tax returns as required.  Deferred U.S. federal and foreign income taxes have been recorded to recognize the tax effect of temporary differences between the GAAP and income tax bases of assets and liabilities, which arise because of differences between the financial reporting and income tax rules.

I.  Foreign Currency.
As a global entity, the Company transacts business in numerous currencies through business units located around the world.  The base transactional currency for each business unit is determined by the local currency used for most economic activity in that area.  Movements in exchange rates related to assets and liabilities at the business units between the original currency and the base currency are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale investments, which are excluded from net income (loss) and accumulated in stockholder’s equity, net of deferred taxes.

The business units’ base currency financial statements are translated to U.S. dollars using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the income statements.  Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income loss and accumulated in stockholder’s equity.

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

L. Application of Recently Issued Accounting Standard Changes.
Simplification of Disclosure Requirements.  In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release #33-10532 (“the Rule”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports.  The main change addressed by the Rule that is applicable to the Company is a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity.  The Rule became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which can be implemented for first quarter 2019 reporting. The Company has adopted the portions of the Rule that became effective November 5, 2018.  The portion of the Rule related to the new requirement for the Statements of Changes in Shareholders’ Equity will be adopted by the Company in the first quarter of 2019.

Accounting for Cloud Computing Arrangement.  In August 2018, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract.  This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software.  In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement.  The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period.  The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its financial statements.

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

Accounting for Deferred Taxes in Accumulated Other Comprehensive Income (AOCI).  In February 2018, FASB issued ASU 2018-02, which outlines guidance on the treatment of trapped deferred taxes contained within AOCI on the consolidated balance sheets.  The new guidance allows the amount of trapped deferred taxes in AOCI, resulting from the change in the U.S. tax rate from 35% to 21% upon enactment of the Tax Cuts and Jobs Act (“TCJA”), to be reclassed as part of retained earnings in the consolidated balance sheets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is allowed.  The Company decided to early adopt the guidance as of December 31, 2017.  The adoption resulted in a reclass of $325 thousand between AOCI and retained earnings during the fourth quarter of 2017.  As an accounting policy, the Company has adopted the aggregate portfolio approach for releasing disproportionate income tax effects from AOCI.

Accounting for Impact on Income Taxes due to Tax Reform.  In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on the application of FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, due to the enactment of TCJA.  SAB 118 became effective upon release.  The Company has adopted the provisions of SAB 118 with respect to measuring the tax effects for the modifications to the determination of tax basis loss reserves.  In 2018, the Company recorded adjustments to the amount of tax expense it recorded in 2017 with respect to the TCJA as estimated amounts were finalized, which did not have a material impact on the Company’s financial statements.

Amortization of Bond Premium.  In March 2017, FASB issued ASU 2017-08, which outlines guidance on the amortization period for premium on callable debt securities.  The new guidance requires that the premium on callable debt securities be amortized through the earliest call date rather than through the maturity date of the callable security.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2019.  The Company does not expect the adoption of ASU 2017-08 to have a material impact on its financial statements.

Presentation and Disclosure of Net Periodic Benefit Costs.  In March 2017, FASB issued ASU 2017-07, which outlines guidance on the presentation of net periodic costs of benefit plans.  The new guidance requires that the service cost component of net periodic benefit costs be reported within the same line item of the statements of operations as other compensation costs are reported.  Other components of net periodic benefit costs should be reported separately.  Footnote disclosure is required to state within which line items of the statements of operations the components are reported.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2017-07 did not have a material impact on the Company’s financial statements.

Disclosure of Restricted Cash.  In November 2016, FASB issued ASU 2016-18 and in August 2016, FASB issued ASU 2016-15, which outlines guidance on the presentation in the statements of cash flows of changes in restricted cash.  The new guidance requires that the statements of cash flows should reflect all changes in cash, cash equivalents and restricted cash in total and not segregated individually.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-18 and ASU 2016-15 did not have a material impact on the Company’s financial statements.

Intra-Entity Asset Transfers.  In October 2016, FASB issued ASU 2016-16, which outlines guidance on the tax accounting for intra-entity asset sales and transfers, other than inventory.  The new guidance requires that reporting entities recognize tax expense from the intra-entity transfer of an asset in the seller’s tax jurisdiction at the time of transfer and recognize any deferred tax asset in the buyer’s tax jurisdiction at the time of transfer.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-16 did not have a material impact on the Company’s financial statements.

Valuation of Financial Instruments.  In June 2016, FASB issued ASU 2016-13, which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities.  The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account).  Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2019.  The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

Leases.  In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July 2018) which outlines new guidance on the accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company will adopt ASU 2016-02 effective January 1, 2019 and estimates that its increase in lease liability will be $65,000 thousand with no impact on shareholders’ equity upon adoption and no material impact on future consolidated statements of operation and comprehensive income (loss).

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, which outlines revised guidance on the accounting for equity investments.  The new guidance states that all equity investments in unconsolidated entities will be measured at fair value, with the change in value being recorded through the income statement rather than being recorded within other comprehensive income.  The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2016-01 resulted in a cumulative change adjustment of $2,447 thousand between AOCI and retained earnings, which is disclosed separately within the consolidated statement of changes in shareholders equity.

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

Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  In May 2015, the FASB issued ASU 2015-07, which removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement.  The updated guidance is effective for annual reporting periods beginning after December 15, 2015.  The Company implemented this guidance effective in the fourth quarter of 2016.  The adoption did not have a material impact on the Company’s financial statements.

Debt Issuance Costs. In April 2015, The FASB issued ASU 2015–03, authoritative guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs be presented within the balance sheet as a reduction of the carrying value of the debt liability, rather than as a separate asset.  This guidance is effective for annual reporting periods beginning after December 15, 2015 and related interim reporting periods.  The Company implemented this guidance effective in the second quarter of 2016.  The adoption did not have a material impact on the Company’s financial statements.

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09 and in August 2015, FASB issued ASU 2015-14, which outline revised guidance on the recognition of revenue arising from contracts with customers.  The new guidance states that reporting entities should apply certain steps to determine when revenue should be recognized, based upon fulfillment of performance obligations to complete contracts.  The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company adopted the guidance effective January 1, 2018.  The adoption of ASU 2014-09 and ASU 2015-14 did not have a material impact on the Company’s financial statements.

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

Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections.  In accordance with ASC 250, the prior period comparative financial statements that are presented herein have been revised.

The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as originally reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

CONSOLIDATED BALANCE SHEETS	December 31, 2016
	As Originally	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Deferred acquisition costs	$73,924	$(5,303)	$68,621
TOTAL ASSETS	$17,088,739	$(5,303)	$17,083,436

LIABILITIES:
Other net payable to reinsurers	$860,391	$(45,093)	$815,298
Income taxes	142,143	6,797	148,940
Total liabilities	11,823,179	(38,296)	11,784,883

STOCKHOLDERS EQUITY:
Retained earnings	4,914,308	32,993	4,947,301
Total stockholder's equity	5,265,560	32,993	5,298,553
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,088,739	$(5,303)	$17,083,436

CONSOLIDATED STATEMENTS OF OPERATIONS	Year Ended December 31, 2016
AND COMPREHENSIVE INCOME (LOSS):	As Originally	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$289,982	$(8,558)	$281,424
Total claims and expenses	1,928,940	(8,558)	1,920,382

INCOME (LOSS) BEFORE TAXES	390,433	8,558	398,991
Income tax expense (benefit)	94,683	2,664	97,347

NET INCOME (LOSS)	$295,750	$5,894	$301,644

COMPREHENSIVE INCOME (LOSS)	$321,571	$5,894	$327,465

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2016
CHANGES IN STOCKHOLDER'S EQUITY	As Originally	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$4,618,558	$27,099	$4,645,657
Net income (loss)	295,750	5,894	301,644
Balance, end of period	4,914,308	32,993	4,947,301
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,265,560	$32,993	$5,298,553

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2016
	As Originally	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295,750	$5,894	$301,644
Decrease (increase) in income taxes	60,325	2,666	62,991
Increase (decrease) in other net payable to reinsurers	(364,242)	(7,614)	(371,856)
Change in other assets and liabilities, net	16,090	(946)	15,144

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,250,312	$3,573	$(11,088)	$2,242,797	$-
Obligations of U.S. states and political subdivisions	489,013	12,915	(2,839)	499,089	440
Corporate securities	2,273,581	12,487	(69,915)	2,216,153	430
Asset-backed securities	223,192	102	(2,039)	221,255	-
Mortgage-backed securities
Commercial	135,380	1,947	(723)	136,604	-
Agency residential	149,306	1,177	(1,709)	148,774	-
Non-agency residential	3,115	3	(4)	3,114	-
Foreign government securities	576,540	14,399	(11,353)	579,586	-
Foreign corporate securities	932,310	13,325	(30,932)	914,703	281
Total fixed maturity securities	$7,032,749	$59,928	$(130,602)	$6,962,075	$1,151

	At December 31, 2017
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$671,449	$658	$(7,594)	$664,513	$-
Obligations of U.S. states and political subdivisions	563,789	22,124	(444)	585,469	-
Corporate securities	2,009,665	28,003	(13,459)	2,024,209	129
Asset-backed securities	138,203	207	(386)	138,024	-
Mortgage-backed securities
Commercial	52,121	115	(485)	51,751	-
Agency residential	114,435	511	(1,658)	113,288	-
Non-agency residential	51	7	-	58	-
Foreign government securities	514,048	17,065	(7,493)	523,620	-
Foreign corporate securities	863,861	20,121	(12,993)	870,989	377
Total fixed maturity securities	$4,927,622	$88,811	$(44,512)	$4,971,921	$506

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

	At December 31, 2018		At December 31, 2017
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$511,193	$507,572	$319,858	$320,746
Due after one year through five years	4,271,245	4,230,451	2,601,898	2,595,237
Due after five years through ten years	1,177,752	1,163,831	1,051,431	1,069,617
Due after ten years	561,566	550,474	649,625	683,200
Asset-backed securities	223,192	221,255	138,203	138,024
Mortgage-backed securities
Commercial	135,380	136,604	52,121	51,751
Agency residential	149,306	148,774	114,435	113,288
Non-agency residential	3,115	3,114	51	58
Total fixed maturity securities	$7,032,749	$6,962,075	$4,927,622	$4,971,921

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(115,642)	$(11,166)
Fixed maturity securities, other-than-temporary impairment	645	(4,537)
Other invested assets	-	3,037
Change in unrealized appreciation (depreciation), pre-tax	(114,997)	(12,666)
Deferred tax benefit (expense)	24,187	2,845
Deferred tax benefit (expense), other-than-temporary impairment	(135)	1,588
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$(90,945)	$(8,233)

The Company frequently reviews all of its fixed maturity, available for sale securities for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit or foreign exchange related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers’ current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$245,357	$(6,099)	$373,377	$(4,989)	$618,734	$(11,088)
Obligations of U.S. states and political subdivisions	107,183	(2,829)	1,475	(10)	108,658	(2,839)
Corporate securities	1,390,942	(57,043)	194,770	(12,872)	1,585,712	(69,915)
Asset-backed securities	127,052	(1,408)	47,551	(631)	174,603	(2,039)
Mortgage-backed securities
Commercial	51,357	(695)	2,259	(28)	53,616	(723)
Agency residential	44,071	(1,221)	21,889	(488)	65,960	(1,709)
Non-agency residential	3,093	(4)	-	-	3,093	(4)
Foreign government securities	192,510	(10,690)	101,137	(663)	293,647	(11,353)
Foreign corporate securities	501,532	(25,821)	65,279	(5,111)	566,811	(30,932)
Total fixed maturity securities	$2,663,097	$(105,810)	$807,737	$(24,792)	$3,470,834	$(130,602)

	Duration of Unrealized Loss at December 31, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$165,545	$(7,618)	$118,322	$(1,164)	$283,867	$(8,782)
Due in one year through five years	1,423,431	(44,924)	525,554	(9,530)	1,948,985	(54,454)
Due in five years through ten years	624,875	(35,360)	42,902	(2,773)	667,777	(38,133)
Due after ten years	223,673	(14,580)	49,260	(10,178)	272,933	(24,758)
Asset-backed securities	127,052	(1,408)	47,551	(631)	174,603	(2,039)
Mortgage-backed securities	98,521	(1,920)	24,148	(516)	122,669	(2,436)
Total fixed maturity securities	$2,663,097	$(105,810)	$807,737	$(24,792)	$3,470,834	$(130,602)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2018 were $3,470,834 thousand and $130,602 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2018, did not exceed 9.0% of the overall market value of the Company’s fixed maturity securities.  The market value of securities for the issuer with the second largest unrealized loss comprised less than 0.8% of the company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $105,810 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and U.S. government agencies and corporations.  Of these unrealized losses, $68,010 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $24,792 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and U.S. government agencies.  Of these unrealized losses, $14,802 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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
The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2017 were $2,234,401 thousand and $44,512 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2017, did not exceed 13.0% of the overall market value of the Company’s fixed maturity securities.  The market value of securities for the issuer with the second largest unrealized loss comprised less than 0.9% of the company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $16,693 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, U.S. government agencies and corporations and foreign government securities.  Of these unrealized losses, $13,043 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $27,819 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily due to foreign and domestic corporate securities, foreign government securities, U.S. government agencies and corporations and agency residential mortgage-backed securities.  Of these unrealized losses, $26,463 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fixed maturities	$201,108	$193,676	$182,132
Equity securities	14,909	25,852	32,317
Short-term investments and cash	7,715	2,870	1,234
Other invested assets
Limited partnerships	61,645	36,603	25,194
Dividends from preferred shares of affiliate	31,032	31,032	31,032
Other	17,825	6,675	1,017
Gross investment income before adjustments	334,234	296,708	272,926
Funds held interest income (expense)	5,188	5,006	6,073
Interest income from Parent	4,085	4,300	4,300
Gross investment income	343,507	306,014	283,299
Investment expenses	(29,126)	(19,755)	(18,492)
Net investment income	$314,381	$286,259	$264,807

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

The Company had contractual commitments to invest up to an additional $322,932 thousand in limited partnerships at December 31, 2018.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

Beginning in the first quarter of 2016, the Company participated in a private placement liquidity sweep facility (“the facility”).  The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.  Through the second quarter of 2018, the Company’s participation in the facility was classified within other invested assets on the Company’s Balance Sheets.

As of the third quarter of 2018, the Company has consolidated its participation in the facility.  As a result, the underlying investments are now recorded in the various investment line items within the Company’s balance sheet, rather than as part of other invested assets.  As of December 31, 2018, the market value of investments in the facility consolidated within the Company’s balance sheets was $120,109 thousand.

Other invested assets, at fair value, as of December 31, 2018 and December 31, 2017, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fixed maturity securities, market value:
Other-than-temporary impairments	$(6,164)	$(6,077)	$(25,679)
Gains (losses) from sales	933	2,473	(6,981)
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,799)	-	(1,586)
Gains (losses) from fair value adjustments	1,506	-	1,381
Equity securities, fair value:
Gains (losses) from sales	(32,092)	6,556	(12,561)
Gains (losses) from fair value adjustments	(59,409)	117,695	51,077
Other invested assets	1,815	61	18
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(90,136)	40,846	(6,588)
Gains (losses) on sale of subsidiary	-	-	(28,032)
Short-term investment gains (losses)	(10)	(1)	10
Total net realized capital gains (losses)	$(185,356)	$161,553	$(28,941)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Proceeds from sales of fixed maturity securities	$793,119	$1,676,203	$710,028
Gross gains from sales	15,349	31,328	18,907
Gross losses from sales	(16,215)	(28,855)	(27,474)

Proceeds from sales of equity securities	$1,029,920	$586,496	$695,039
Gross gains from sales	25,160	23,214	16,223
Gross losses from sales	(57,252)	(16,658)	(28,784)

Securities with a carrying value amount of $1,471,451 thousand at December 31, 2018, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

4.  RESERVES FOR LOSSES AND LAE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016
Gross reserves at January 1	$9,343,028	$8,331,288	$7,940,720
Less reinsurance recoverables	(5,727,268)	(4,199,791)	(3,875,073)
Net reserves at January 1	3,615,760	4,131,497	4,065,647

Incurred related to:
Current year	4,252,220	2,157,498	1,441,962
Prior years	558,798	(117,747)	(91,682)
Total incurred losses and LAE	4,811,018	2,039,751	1,350,280

Paid related to:
Current year	1,524,635	1,607,601	400,489
Prior years	1,408,256	957,933	892,207
Total paid losses and LAE	2,932,891	2,565,534	1,292,696

Foreign exchange/translation adjustment	(24,412)	10,046	8,266

Net reserves at December 31	5,469,475	3,615,760	4,131,497
Plus reinsurance recoverables	4,697,543	5,727,268	4,199,791
Gross reserves at December 31	$10,167,018	$9,343,028	$8,331,288

Current year incurred losses were $4,252,220 thousand, $2,157,498 thousand and $1,441,962 thousand at December 31, 2018, 2017 and 2016, respectively.  The increase in current year incurred losses was primarily due to the increase in attritional losses, due to a 148.2% increase in premiums earned.  The $1,029,725 decrease in reinsurance recoverables from December 31, 2018 to December 31, 2017 is primarily related to the December 31, 2017 cancellation of a whole account quota share agreement with Bermuda Re.

Incurred prior years’ reserves increased by $558,798 thousand in 2018 and decreased by $117,747 thousand and $91,682 thousand in 2017 and 2016, respectively.  The increase for 2018 was mainly due to $553,036 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.

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

The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts.  Each of the Company’s financial reporting segments has been disaggregated into casualty and property business.  The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends.  Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility.  Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility.  The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2017 is presented as supplementary information.

These tables present seven years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years.  For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis.  The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time.  While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated.  Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time.  A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below.  As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

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

U.S. Reinsurance – Casualty Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$249,554	$211,395	$139,986	$139,696	$146,130	$145,884	$123,133	3,743	N/A
2013		117,165	183,817	181,370	186,496	178,745	144,901	2,399	N/A
2014			197,550	189,747	193,907	185,993	142,503	6,238	N/A
2015				155,907	178,397	173,915	128,718	7,043	N/A
2016					171,566	174,166	139,377	4,856	N/A
2017						147,709	101,680	1,796	N/A
2018							423,119	304,803	N/A
							$1,203,431

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$2,464	$11,644	$24,865	$54,728	$76,423	$95,999	$97,958
2013		4,716	15,745	43,426	74,059	102,101	112,924
2014			7,151	21,883	47,975	86,187	101,462
2015				7,918	21,898	60,936	85,081
2016					7,442	43,696	96,070
2017						29,027	58,699
2018							44,519
							$596,712
All outstanding liabilities prior to 2012, net of reinsurance							541,109
Liabilities for claims and claim adjustment expenses, net of reinsurance							$1,147,829

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	8.6%	14.7%	23.3%	22.8%	15.8%	11.3%	1.6%

U.S. Reinsurance – Property Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$581,725	$469,901	$375,492	$372,721	$363,703	$360,924	$354,161	26	N/A
2013		281,827	303,786	279,500	248,747	242,639	237,786	29	N/A
2014			327,225	297,624	238,821	222,143	223,170	139	N/A
2015				324,762	259,740	235,896	237,046	252	N/A
2016					423,787	372,960	400,328	585	N/A
2017						840,673	920,568	3,800	N/A
2018							2,505,374	1,014,015	N/A
							$4,878,433

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$129,954	$229,146	$286,539	$311,224	$323,662	$337,889	$338,245
2013		120,006	165,868	199,684	214,193	223,295	226,132
2014			110,228	164,187	190,381	204,116	209,383
2015				113,245	167,216	205,980	219,870
2016					156,893	298,459	347,039
2017						582,183	726,980
2018							923,030
							$2,990,680
All outstanding liabilities prior to 2012, net of reinsurance							34,584
Liabilities for claims and claim adjustment expenses, net of reinsurance							$1,922,337

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	43.8%	22.7%	14.1%	6.4%	3.3%	2.9%	0.1%

International – Casualty Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$122,763	$55,825	$35,057	$43,269	$45,029	$43,365	$40,567	822	N/A
2013		60,593	41,151	42,907	54,954	48,909	40,501	1,268	N/A
2014			59,019	48,528	67,890	57,324	45,528	2,450	N/A
2015				54,588	73,853	62,508	41,042	2,811	N/A
2016					72,485	69,605	42,783	3,150	N/A
2017						58,016	32,424	3,176	N/A
2018							213,031	138,910	N/A
							$455,876

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$7,028	$10,482	$16,325	$19,636	$22,886	$27,297	$30,102
2013		5,809	13,726	17,460	21,080	23,763	27,378
2014			8,257	14,464	20,480	24,756	29,040
2015				8,261	17,874	25,263	26,421
2016					10,504	19,654	29,081
2017						10,910	23,462
2018							42,745
							$208,227
All outstanding liabilities prior to 2012, net of reinsurance							67,223
Liabilities for claims and claim adjustment expenses, net of reinsurance							$314,872

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	20.5%	20.1%	15.4%	7.4%	8.1%	9.9%	6.9%

International – Property Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$264,921	$248,925	$199,910	$204,200	$198,522	$202,585	$201,769	75	N/A
2013		172,238	168,763	161,548	148,630	152,596	152,405	60	N/A
2014			311,914	252,932	192,433	169,450	168,289	184	N/A
2015				256,784	161,440	165,801	172,825	103	N/A
2016					195,917	216,061	223,203	437	N/A
2017						514,348	478,896	4,585	N/A
2018							899,094	281,798	N/A
							$2,296,481

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$81,030	$138,788	$170,517	$181,010	$185,233	$190,854	$190,908
2013		45,630	95,774	115,537	129,824	136,661	139,277
2014			56,523	101,869	130,791	146,616	152,076
2015				54,363	101,657	133,197	149,359
2016					56,745	142,237	180,237
2017						295,078	376,012
2018							331,806
							$1,519,676
All outstanding liabilities prior to 2012, net of reinsurance							79,444
Liabilities for claims and claim adjustment expenses, net of reinsurance							$856,250

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	40.1%	26.3%	16.3%	8.2%	3.2%	2.3%	0.0%

Insurance – Casualty Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$211,523	$174,501	$184,912	$184,312	$187,963	$178,128	$180,350	367	15,746
2013		255,598	227,657	230,182	224,303	181,527	189,032	831	21,314
2014			237,162	238,146	240,081	245,461	209,777	1,696	25,112
2015				257,735	257,873	260,086	250,808	8,702	26,729
2016					352,952	339,026	332,455	21,239	31,120
2017						272,757	224,603	10,894	33,822
2018							642,029	475,782	27,224
							$2,029,053

(Some amounts may not reconcile due to rounding.)
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$15,659	$55,166	$84,285	$116,460	$133,075	$146,765	$160,874
2013		17,101	68,498	101,517	129,588	149,542	168,907
2014			20,351	71,807	113,996	143,553	176,325
2015				19,904	67,798	116,418	202,792
2016					24,662	100,846	292,645
2017						286,290	173,839
2018							61,104
							$1,236,488
All outstanding liabilities prior to 2012, net of reinsurance							147,649
Liabilities for claims and claim adjustment expenses, net of reinsurance							$940,215

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	21.9%	8.9%	28.7%	20.2%	11.0%	8.4%	7.3%

Insurance – Property Business

								At December 31, 2018
								Total of
								IBNR Liabilites
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance							Plus Expected
	Years Ended December 31,							Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$58,235	$46,857	$43,471	$44,799	$44,227	$43,845	$44,086	1	N/A
2013		63,803	56,727	51,965	52,674	52,144	52,611	12	N/A
2014			67,951	69,700	67,297	66,135	66,418	12	N/A
2015				80,165	75,670	74,906	74,967	25	N/A
2016					150,671	155,382	167,406	76	N/A
2017						244,273	291,322	779	N/A
2018							386,403	79,448	N/A
							$1,083,213

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$26,851	$44,345	$42,800	$44,452	$44,161	$43,973	$44,041
2013		35,157	54,039	52,394	52,658	52,284	52,521
2014			40,211	66,300	66,460	65,813	66,302
2015				45,244	70,125	74,829	74,590
2016					71,580	152,075	167,807
2017						185,541	278,905
2018							252,936
							$937,103
All outstanding liabilities prior to 2012, net of reinsurance							75
Liabilities for claims and claim adjustment expenses, net of reinsurance							$146,185

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Casualty	60.7%	37.2%	1.8%	0.7%	-0.1%	0.1%	0.2%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

At December 31,
2018
(Dollars in thousands)
Net outstanding liabilities
U.S. Reinsurance Casualty	$1,147,829
U.S. Reinsurance Property	1,922,337
International Casualty	314,872
International Property	856,250
Insurance Casualty	940,215
Insurance Property	146,185
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	5,327,686

Reinsurance recoverable on unpaid claims
U.S. Reinsurance Casualty	1,231,742
U.S. Reinsurance Property	602,369
International Casualty	619,873
International Property	359,469
Insurance Casualty	1,689,132
Insurance Property	194,958
Total reinsurance recoverable on unpaid claims	4,697,543

Unallocated claims adjustment expenses	113,603
Other	28,185
141,788

Total gross liability for unpaid claims and claim adjustment expense	$10,167,018

(Some amounts may not reconcile due to rounding.)

Reserving Methodology

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense (LAE) for reported and unreported claims for our insurance and reinsurance businesses.  Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known, and adjust reserves whenever an adjustment appears warranted.  The Company considers many factors when setting reserves including:  (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments, and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions.  Insurance and reinsurance loss and LAE reserves represent the Company’s best estimate of its ultimate liability.  Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves.  Net income (gain or loss) will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.

The detailed data required to evaluate ultimate losses for the Company’s insurance business is accumulated from its underwriting and claim systems.  Reserving for reinsurance requires evaluation of loss information received from ceding companies.  Ceding companies report losses in many forms depending on the type of contract and the agreed or contractual reporting requirements.  Generally, pro rata contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company.  This information is recorded into the

Company’s records.  For certain pro rata contracts, the Company may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss.  Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur.  Experienced claims staff handles individual loss reports and supporting claim information.  Based on evaluation of a claim, the Company may establish additional case reserves in addition to the case reserves reported by the ceding company.  To ensure ceding companies are submitting required and accurate data, Everest’s Underwriting, Claim, Reinsurance Accounting, and Internal Audit Departments perform various reviews of ceding companies, particularly larger ceding companies, including on-site audits.

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

Carried reserves at each reporting date are the Company’s best estimate of ultimate unpaid losses and LAE at that date.  The Company completes detailed reserve studies for each exposure group annually for both reinsurance and insurance operations.  The completed annual reserve studies are “rolled-forward” for each accounting period until the subsequent reserve study is completed.  Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study.  The Company analyzes significant variances between actual and expected losses and post adjustments to its reserves as warranted.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017	2016
Gross basis:
Beginning of period reserves	$448,993	$441,111	$433,117
Incurred losses	(2,473)	90,009	73,336
Paid losses	(99,026)	(82,126)	(65,342)
End of period reserves	$347,495	$448,993	$441,111

Net basis:
Beginning of period reserves	$269,153	$274,409	$276,540
Incurred losses	-	25,194	45,668
Paid losses	(45,605)	(30,451)	(47,798)
End of period reserves	$223,548	$269,153	$274,409

(Some amounts may not reconcile due to rounding.)

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $4,840,936 thousand and $6,120,687 thousand at December 31, 2018 and 2017, respectively.  At December 31, 2018, $3,524,750 thousand, or 72.8%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), an affiliated entity, and is fully collateralized by a trust agreement and $326,241 thousand, or 6.7%, was receivable from Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) collateralized segregated accounts.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At December 31, 2018, $383,994 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $354,133 thousand and all of the $2,337 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $28,708 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.  Due to the unavailability of prices for private placement securities at December 31, 2017, an investment manager’s valuation committee valued these private placement securities at $165,173 thousand.

The Company internally manages a public equity portfolio, which had a fair value at December 31, 2018 and December 31, 2017 of $124,228 thousand and $245,043 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, were categorized as Level 3 at December 31, 2018 and December 31, 2017, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model.  The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the

Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,242,797	$-	$2,242,797	$-
Obligations of U.S. States and political subdivisions	499,089	-	499,089	-
Corporate securities	2,216,153	-	1,839,903	376,250
Asset-backed securities	221,255	-	221,255	-
Mortgage-backed securities
Commercial	136,604	-	136,604	-
Agency residential	148,774	-	148,774	-
Non-agency residential	3,114	-	3,114	-
Foreign government securities	579,586	-	579,586	-
Foreign corporate securities	914,703	-	906,959	7,744
Total fixed maturities, market value	6,962,075	-	6,578,081	383,994

Fixed maturities, fair value	2,337	-	-	2,337
Equity securities, fair value	564,338	540,894	23,444	-
Other invested assets, fair value	1,717,336	-	-	1,717,336

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2018.

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

In addition, $117,662 thousand and $79,505 thousand of investments within other invested assets on the consolidated balance sheets as of December 31, 2018 and 2017, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	December 31, 2018			December 31, 2017
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$158,221	$6,952	$165,173	$65,197	$2,538	$67,735
Total gains or (losses) (realized/unrealized)
Included in earnings	(93)	(660)	(753)	1,654	356	2,010
Included in other comprehensive income (loss)	1,090	-	1,090	(991)	-	(991)
Purchases, issuances and settlements	215,839	(298)	215,541	92,361	4,058	96,419
Transfers in and/or (out) of Level 3	1,193	1,750	2,943	-	-	-
Ending balance	$376,250	$7,744	$383,994	$158,221	$6,952	$165,173

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	December 31, 2018		December 31, 2017
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(293)	(293)	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	2,630	2,630	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,337	$2,337	$-	$-

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $2,943 thousand and $0 thousand for the years ended December 31, 2018 and 2017, respectively, for fixed maturities, market value.  The transfers were related to securities that were priced using a recognized pricing service as of December 31, 2017.  The securities were subsequently priced using single non-binding broker quotes as of December 31, 2018.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Other invested assets, fair value:
Beginning balance	$1,807,473	$1,766,626
Total gains or (losses) (realized/unrealized)
Included in earnings	(90,136)	40,846
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,717,336	$1,807,473

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2018		December 31, 2017
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06/05/2014	06/01/2044	400,000	$396,954	$396,968	$396,834	$420,340

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest expense incurred	$19,472	$19,472	$19,472

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2018		December 31, 2017
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,659	$200,390	$236,561	$233,072

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for November 15, 2018 to February 14, 2019 is 5.0%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest expense incurred	$10,926	$11,498	$15,749

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At December 31, 2018, the total amount on deposit in the trust account was $565,668 thousand.

On April 24, 2014, the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts, which cover specified named storm and earthquake events.  The first agreement provides up to $250,000 thousand of reinsurance coverage from named storms in specified states of the Southeastern United States.  The second agreement provides up to $200,000 thousand of reinsurance coverage from named storms in specified states of the Southeast, Mid-Atlantic and Northeast regions of the United States and Puerto Rico as well as reinsurance coverage from earthquakes in specified states of the Southeast, Mid-Atlantic, Northeast and West regions of the United States, Puerto Rico and British Columbia.  These reinsurance agreements expired in April 2018.

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  This agreement is a multi-year reinsurance contract which covers specified earthquake events.  The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada.

On December 1, 2015, the Company entered into two collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first agreement provides up to $300,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.  The second agreement provides up to $325,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

On April 13, 2017, the Company entered into six collateralized reinsurance agreements with Kilimanjaro to provide the Company with annual aggregate catastrophe reinsurance coverage.  The initial three agreements are four year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $225,000 thousand, $400,000 thousand and $325,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada. The subsequent three agreements are five year reinsurance contracts which cover named storm and earthquake events.  These agreements provide up to $50,000 thousand, $75,000 thousand and $175,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.

On April 30, 2018, the Company entered into four collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first two agreements are four year reinsurance contracts which provide up to $62,500 thousand and $200,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.  The remaining two agreements are five year reinsurance contracts which provide up to $62,500 thousand and $200,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  Currently, none of the published insured loss estimates for the 2017 catastrophe events have exceeded the single event retentions under the terms of the agreements that would result in a recovery.  In addition, the aggregation of the to date published insured loss estimates for the 2017 covered events have not exceeded the aggregated retentions for recovery.  However, if the published estimates for insured losses for the covered 2017 events increase, the aggregate losses may exceed the aggregate event retentions under the agreements, resulting in a recovery.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes (“Series 2014-1 Notes”). The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding.  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes (“Series 2014-2 Notes”).  On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes) and $300,000 thousand of notes (“Series 2017-2 Notes). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

9.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2018, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2019	$17,004
2020	16,594
2021	7,806
2022	7,501
2023	7,385
Thereafter	17,583
Net commitments	$73,873

(Some amounts may not reconcile due to rounding.)

All of these leases, the expiration terms of which range from 2019 to 2028, are for the rental of office space.  Rental expense was $19,288 thousand, $16,209 thousand and $14,841 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current tax expense (benefit):
U.S.	$(50,964)	$(123,083)	$16,004
Foreign	8	221	12,682
Total current tax expense (benefit)	(50,956)	(122,862)	28,686
Total deferred U.S. tax expense (benefit)	(314,869)	(78,318)	68,661
Total income tax expense (benefit)	$(365,825)	$(201,180)	$97,347

A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company’s total income tax provision is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Expected income tax provision at the U.S. statutory tax rate	$(278,016)	$(43,044)	$139,646
Increase (reduction) in taxes resulting from:
Tax exempt income	(3,824)	(8,488)	(9,078)
Dividend received deduction	(1,277)	(4,063)	(4,335)
Proration	1,150	1,760	1,931
Creditable foreign premium tax	(13,475)	(7,515)	(6,134)
Tax audit settlement	(2,060)	(11,565)	(19,204)
U.S. rate differential on carryback of net operation losses to PY	(43,734)	-	-
U.S. rate differential on deferred tax 2017 return to provision	(28,832)	-	-
Share based compensation tax benefits formerly in APIC	(1,450)	(3,308)	-
Impact of U.S. tax reform	-	(123,143)	-
Change in uncertain tax positions	8,434	-	-
Other	(2,741)	(1,814)	(5,479)
Total income tax provision	$(365,825)	$(201,180)	$97,347

(Some amounts may not reconcile due to rounding.)

A reconciliation of the beginning and ending unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2018	2017	2016
Balance at January 1	$-	$-	$-
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	8,434	-	-
Reductions for tax positions of prior years	-	-	-
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$8,434	$-	$-

At December 31, 2018, The Company’s unrecognized tax benefits, excluding interest and penalties, that would impact the effective tax rate were $8,434 thousand and is related to the Company’s U.S. operations.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.   At December 31, 2018, the Company accrued $0 thousand for the payment of interest (net of the federal benefit) and penalties.  Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to the Company’s financial statements.

During 2016, the Internal Revenue Service (“IRS”) completed its audit of the Company for the 2009 through 2013 tax years and issued a final Revenue Agent Report (“RAR”).   The Company received the expected net refund of $44,241 thousand plus interest of $1,326 thousand from the IRS in January, 2018.

The Company’s 2014 and subsequent tax years are open to audit by the IRS, and in 2018, the IRS opened an audit of the 2014 tax year.  To date, the Company has not received any notices of proposed adjustments.  The Company did propose affirmative beneficial tax return adjustments to the IRS at the start of the audit.  In total, the Company expects a net tax refund of $35,087 thousand plus net interest of $1,539 thousand for the 2014 tax year.  This refund is subject to IRS Joint Committee review and approval.

For the tax year 2015, the total amount expected to be refunded from the IRS is $44,611 thousand plus net interest of $668 thousand as a result of the Company amending their originally filed tax return and filing of a Net Operating Loss (“NOL”) carryback claim with the IRS in 2018 for the 2017 NOL incurred in the U.S.

For the tax year 2016, the total amount expected to be refunded from the IRS is $48,268 thousand plus net interest of $267 thousand as a result of the Company planning to file an amended U.S. income tax return and carryback of its 2018 NOL incurred in the U.S.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets/ (liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Foreign tax credits	$167,685	$15,913
Net operating loss	96,693	-
Loss reserves	64,135	52,649
Unearned premium reserve	63,309	55,034
Net unrecognized losses on benefit plans	17,921	19,120
Unrealized foreign currency losses	12,590	547
Net unrealized investment losses	9,745	-
Uncollectible reinsurance reserve	3,142	3,320
Deferred expenses	1,992	1,759
Investment impairments	1,291	1,144
Benefit plan liability	-	10,417
Other assets	11,624	8,633
Total deferred tax assets	450,127	168,536

Deferred tax liabilities:
Net fair value income	178,018	252,349
Deferred acquisition costs	74,736	64,997
Partnership Investments	14,936	2,019
Benefit plan asset	3,600	-
Bond market discount	1,845	1,243
Net unrealized investment gains	-	12,819
Gain on tender of debt	-	3,287
Other liabilities	2,022	840
Total deferred tax liabilities	275,157	337,554

Net deferred tax assets/(liabilities)	$174,970	$(169,018)

(Some amounts may not reconcile due to rounding.)

At December 31, 2018, the Company has $167,685 thousand Foreign Tax Credits (“FTC”) and no Alternative Minimum Tax (“AMT”) credit carry forwards.  The FTCs expire between 2019 and 2028. Beginning in 2018, AMT credits are recorded as a current receivable as a result of TCJA converting them into refundable credits to be received no later than with the filing of the 2021 US corporation income tax return.  The Company also has a tax effected U.S. NOL carryforward of $96,564 thousand.  The NOL carryforward does not expire until 2038.

Management believes that it is more likely than not that the Company will realize all of its deferred tax assets.  Accordingly, no valuation allowance has been recorded for the periods presented.

In performing our assessment of the recoverability of the deferred tax asset pursuant to ASC 740, the Company considered tax laws governing the utilization of the net operating loss and foreign tax credit carryforwards and other deferred tax assets in each applicable jurisdiction. Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards. The Company evaluated all negative and positive evidence impacting the realization of its deferred tax assets as of December 31, 2018 in the U.S. tax jurisdiction.  Evidence considered in our analysis included the Company’s ability to carryback net operating losses generated in 2017 and 2018. In addition, the Company implemented planning actions during 2018 and early 2019 to increase its planned U.S. source and foreign source income to better enable it to utilize its U.S. deferred tax assets and tax attributes.  As of December 31, 2018, based on all available evidence, the Company has concluded it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established in the U.S. jurisdiction.

As a result of the TCJA, the Company recognized a $123,143 thousand tax benefit in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, in 2017 the Company recorded the effects of the TCJA using reasonable estimates due to the need for further analysis to complete the accounting.

During 2018, the Company completed its accounting, and interpreted the additional guidance issued by the IRS and U.S. Department of the Treasury, and recognized an income tax benefit of $28,832 thousand primarily related to the 2017 tax return to tax provision true-up recorded in 2018.

Effective January 1, 2017, the Company adopted ASU 2016-09 which provided new guidance on the treatment of the tax effects of share based compensation transactions.  ASU 2016-09 required that the income tax effects of restricted stock vestings and stock options exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercising) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss).  Per the new guidance, the Company recorded excess tax benefits of $1,450 thousand and $3,308 thousand related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2018 and 2017.

In years prior to 2017, the Company recorded tax benefits related to restricted stock vestings and stock option exercises as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets.

The adoption of ASU 2016-09 did not impact the accounting treatment of tax benefits related to dividends on restricted stock.  The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets in all years.  The tax benefits related to the payment of dividends on restricted stock were $241 thousand and $287 thousand in 2018 and 2017 respectively.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Written premiums:
Direct	$1,996,606	$1,873,115	$1,699,204
Assumed	4,577,070	3,915,374	3,364,524
Ceded	(1,541,814)	(3,064,645)	(3,015,606)
Net written premiums	$5,031,862	$2,723,844	$2,048,122

Premiums earned:
Direct	$1,903,576	$1,655,023	$1,608,783
Assumed	4,447,862	3,842,836	3,492,598
Ceded	(1,512,380)	(3,548,264)	(3,007,332)
Net premiums earned	$4,839,058	$1,949,595	$2,094,049

Incurred losses and LAE:
Direct	$1,182,399	$1,196,323	$1,415,933
Assumed	4,162,776	3,108,753	1,674,342
Ceded	(534,157)	(2,265,325)	(1,739,995)
Net incurred losses and LAE	$4,811,018	$2,039,751	$1,350,280

The Company has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Everest Insurance Company of Canada (“Everest Canada”) and Lloyd’s Syndicate 2786, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

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

Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract (“stop loss agreement”) with Bermuda Re.  The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions.

The table below represents loss portfolio transfer (“LPT”) reinsurance agreements whereby net insurance exposures and reserves were transferred to an affiliate.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Ceded written premiums	$572,620	$2,219,352	$2,324,314
Ceded earned premiums	586,120	2,796,939	2,353,801
Ceded losses and LAE	(49,955)	1,687,659	1,307,722

Everest International	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Ceded written premiums	$-	$10	$98
Ceded earned premiums	-	44	110
Ceded losses and LAE	(753)	(990)	3,467
Everest Canada	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Assumed written premiums	$-	$25,871	$53,653
Assumed earned premiums	-	54,558	49,156
Assumed losses and LAE	6,238	29,389	38,568

Lloyd's Syndicate 2786	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Assumed written premiums	$10,800	$35,607	$18,994
Assumed earned premiums	35,826	33,590	5,038
Assumed losses and LAE	27,550	17,688	4,938

Everest Re sold net assets of its UK branch to Bermuda Re and provided Bermuda Re with a reserve indemnity agreement allowing for indemnity payments of up to 90% of ₤25.0 million of the excess of 2002 and prior reserves, provided that any recognition of profit from the reserves for 2002 and prior underwriting years is taken into account.

In 2013, Group established Mt. Logan Re, which is a Class 3 insurer based in Bermuda.  Mt. Logan Re then established separate segregated accounts for its business activity, which invest in a diversified set of catastrophe exposures.

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

Mt. Logan Re Segregated Accounts	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Ceded written premiums	$207,439	$192,928	$160,091
Ceded earned premiums	212,046	192,573	155,010
Ceded losses and LAE	234,471	283,511	38,739

Assumed written premiums	10,582	11,984	14,563
Assumed earned premiums	10,582	11,984	14,563
Assumed losses and LAE	-	-	-

12.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(119,058)	$25,582	$(93,476)	$(11,672)	$4,085	$(7,587)	$1,302	$(512)	$790
URA(D) on securities - OTTI	645	(135)	510	(4,537)	1,588	(2,949)	5,113	(1,789)	3,324
Reclassification of net realized losses (gains) included in net income (loss)	3,416	(1,395)	2,021	3,543	(1,240)	2,303	32,642	(11,369)	21,273
Foreign currency translation adjustments	(46,136)	9,705	(36,431)	57,564	(20,137)	37,427	4,388	(1,539)	2,849
Benefit plan actuarial net gain (loss)	(646)	136	(510)	1,300	(273)	1,027	(11,520)	4,032	(7,488)
Reclassification of amortization of net gain (loss) included in net income (loss)	6,356	(1,335)	5,021	8,426	(2,949)	5,477	7,805	(2,732)	5,073
Total other comprehensive income (loss)	$(155,423)	$32,558	$(122,865)	$54,624	$(18,926)	$35,698	$39,730	$(13,909)	$25,821

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of
AOCI component	2018	2017	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$3,416	$3,543	Other net realized capital gains (losses)
	(1,395)	(1,240)	Income tax expense (benefit)
	$2,021	$2,303	Net income (loss)

Benefit plan net gain (loss)	$6,356	$8,426	Other underwriting expenses
	(1,335)	(2,949)	Income tax expense (benefit)
	$5,021	$5,477	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017

Beginning balance of URA (D) on securities	$37,442	$39,041
Change to beginning balance due to adoption of ASU 2016-01	(2,447)	-
Reclass due to early adoption of ASU 2018-02	-	6,634
Current period change in URA (D) of investments - temporary	(91,455)	(5,284)
Current period change in URA (D) of investments - non-credit OTTI	510	(2,949)
Ending balance of URA (D) on securities	(55,950)	37,442

Beginning balance of foreign currency translation adjustments	33,545	(9,852)
Reclass due to early adoption of ASU 2018-02	-	5,970
Current period change in foreign currency translation adjustments	(36,431)	37,427
Ending balance of foreign currency translation adjustments	(2,886)	33,545

Beginning balance of benefit plan net gain (loss)	(71,929)	(65,504)
Reclass due to early adoption of ASU 2018-02	-	(12,929)
Current period change in benefit plan net gain (loss)	4,511	6,504
Ending balance of benefit plan net gain (loss)	(67,418)	(71,929)

Ending balance of accumulated other comprehensive income (loss)	$(126,254)	$(942)

13.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company’s non-qualified defined benefit pension plan provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.  Effective January 1, 2018, participants of the Company’s non-qualified defined benefit pension plan may no longer accrue additional service benefits.

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Company contributions	$77,743	$10,534	$30,821

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Pension expense	$9,728	$16,299	$17,188

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$316,202	$281,853
Service cost	9,801	10,949
Interest cost	10,290	10,034
Actuarial (gain)/loss	(29,966)	24,679
Curtailment	-	(6,209)
Benefits paid	(6,084)	(5,104)
Projected benefit obligation at end of year	300,244	316,202

Change in plan assets:
Fair value of plan assets at beginning of year	210,267	171,506
Actual return on plan assets	(21,395)	33,331
Actual contributions during the year	77,743	10,534
Benefits paid	(6,084)	(5,104)
Fair value of plan assets at end of year	260,531	210,267

Funded status at end of year	$(39,713)	$(105,935)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(7,530)	(3,871)
Other liabilities (due beyond one year)	(32,182)	(102,065)
Net amount recognized in the consolidated balance sheets	$(39,713)	$(105,935)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Accumulated income (loss)	$(88,580)	$(86,788)
Accumulated other comprehensive income (loss)	$(88,580)	$(86,788)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Other comprehensive income (loss) at December 31, prior year	$(86,788)	$(96,965)
Net gain (loss) arising during period	(8,631)	(4,398)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	6,839	8,366
Curtailment loss recognized	-	6,209
Other comprehensive income (loss) at December 31, current year	$(88,580)	$(86,788)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Service cost	9,801	$10,949	$10,924
Interest cost	10,290	10,034	9,485
Expected return on assets	(17,202)	(13,050)	(11,158)
Amortization of actuarial loss from earlier periods	6,839	8,366	7,937
Net periodic benefit cost	$9,728	$16,299	$17,188

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	1,792	(10,177)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$11,520	$6,122

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $8,107 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2018, 2017 and 2016 were 3.62%, 4.16% and 4.38%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2018, 2017 and 2016 was 4.00%.  The expected long-term rate of return on plan assets was 7.00% for 2018 and was 7.50% for both 2017 and 2016 based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2018, 2017 and 2016 were 4.27%, 3.62% and 4.16%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Qualified Plan	$237,855	$245,430
Non-qualified Plan	24,472	24,482
Total	$262,327	$269,912

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Qualified Plan
Projected benefit obligation	$275,772	$291,720
Fair value of plan assets	260,531	210,267
Non-qualified Plan
Projected benefit obligation	$24,472	$24,482
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Qualified Plan
Accumulated benefit obligation	$-	$245,430
Fair value of plan assets	-	210,267
Non-qualified Plan
Accumulated benefit obligation	$24,472	$24,482
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2019	$14,772
2020	13,087
2021	11,137
2022	12,104
2023	12,779
Next 5 years	79,289

Plan assets consist of shares in investment trusts with 59%, 32%, 8% and 1% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and multi-strategy equity funds and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$2,872	$2,872	$-	$-
Mutual funds, fair value
Fixed income (b)	82,633	82,633	-	-
Equities (c)	154,935	154,935	-	-
Total	$240,440	$240,440	$-	$-

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 70% in U.S. securities and 30% in international securities.

(c)
This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 50% in U.S. equities and 50% in international equities.

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2018.

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

In addition, $20,091 thousand and $26,297 thousand of investments which were recorded as part of the qualified plan assets at December 31, 2018 and 2017, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The Company contributed $77,000 thousand and $10,000 thousand to the qualified pension benefit plan for the years ended December 31, 2018 and 2017, respectively.

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

3% and 8% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years.

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Incurred expenses	$9,301	$7,167	$6,058

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 6.2% to 9.0%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Incurred expenses	$489	$514	$494

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

A medical cost trend rate of 7.25% in 2018 was assumed to decrease gradually to 4.50% in 2029 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$577	$(436)
b. Effect on accumulated post-retirement benefit obligation	5,987	(4,643)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Post-retirement benefit expenses	$1,829	$2,814	$2,293

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$34,717	$32,071
Service cost	1,312	1,570
Interest cost	999	1,184
Amendments	-	(3,526)
Actuarial (gain)/loss	(7,985)	4,038
Benefits paid	(561)	(619)
Benefit obligation at end of year	28,483	34,717

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	561	619
Benefits paid	(561)	(619)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(28,483)	$(34,717)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Other liabilities (due within one year)	$(608)	$(655)
Other liabilities (due beyond one year)	(27,875)	(34,062)
Net amount recognized in the consolidated balance sheets	$(28,483)	$(34,717)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
Accumulated income (loss)	$(238)	$(8,317)
Accumulated prior service credit (cost)	3,480	4,057
Accumulated other comprehensive income (loss)	$3,242	$(4,260)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Other comprehensive income (loss) at December 31, prior year	$(4,260)	$(3,809)
Net gain (loss) arising during period	7,985	(4,038)
Prior Service credit (cost) arising during period	-	3,526
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	94	192
Prior service cost	(577)	(131)
Other comprehensive income (loss) at December 31, current year	$3,242	$(4,260)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Service cost	$1,312	$1,570	$1,418
Interest cost	999	1,184	1,007
Prior service credit recognition	(577)	(131)	(132)
Net gain recognition	94	192	-
Net periodic cost	$1,829	$2,814	$2,293

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(7,502)	451

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$(5,673)	$3,265

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $0 thousand and ($577) thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2018, 2017 and 2016 were 3.62%, 4.16% and 4.38%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2018, 2017 and 2016 were 4.27%, 3.62% and 4.16%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2019	$608
2020	663
2021	740
2022	852
2023	944
Next 5 years	6,469

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

Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2018, Everest Re has $365,059 thousand available for payment of dividends in 2019 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,650,594 thousand and $3,391,852 thousand at December 31, 2018 and 2017, respectively.  The statutory net loss of Everest Re was $1,317,991 thousand and $391,419 thousand for the years ended December 31, 2018 and 2017, respectively.  The statutory net income of Everest Re was $523,547 thousand for the year ended December 31, 2016.

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

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2018	2017
Regulatory targeted capital	$2,172,958	$2,076,892
Actual capital	$3,650,594	$3,391,852

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

The Company has entered into separate annuity agreements with The Prudential Insurance Company of America (“The Prudential”) and an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contact.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2018	2017
The Prudential	$142,754	$144,618
Unaffiliated life insurance company	34,717	34,444

16.  RELATED-PARTY TRANSACTIONS

Group

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note was repaid in December 2018.  At December 31, 2017, this transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $4,085 thousand and $4,300 thousand was recorded by Holdings for the years ended December 31, 2018 and 2017, respectively.

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

Holdings has reported the preferred shares in Preferred Holdings, as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss).  The following table presents the dividends received on the preferred shares of Preferred Holdings and on the Parent shares that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Dividends received on preferred stock of affiliate	31,032	31,032	31,032

Affiliated Companies

Effective December 31, 2018, Holdings entered into a $300,000 thousand long-term promissory note agreement with Bermuda Re.  The note will mature on December 31, 2023 and has an interest rate of 3.07% that is payable annually.  This transaction is presented as a Note Payable – Affiliated in the consolidated balance sheets of Holdings.

Effective October 1, 2018, Holdings Ireland made a capital contribution of Global Services, an affiliated entity, to Holdings.  Global Services had an equity value of $227,253 thousand at the time of contribution and that value is classified as additional paid in capital in the Company’s consolidated balance sheet as of December 31, 2018.

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Expenses incurred	$81,346	$91,927	$84,823

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Gross written premiums	$3,014,337	$2,593,063	$2,125,792
Net written premiums	2,093,116	1,135,604	930,178

Premiums earned	$1,979,926	$858,155	$990,055
Incurred losses and LAE	2,790,818	912,124	554,100
Commission and brokerage	568,374	160,311	189,495
Other underwriting expenses	60,266	55,881	54,107
Underwriting gain (loss)	$(1,439,532)	$(270,161)	$192,353

International	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Gross written premiums	$1,555,245	$1,339,546	$1,269,125
Net written premiums	1,426,588	615,395	497,645

Premiums earned	$1,406,460	$502,322	$510,915
Incurred losses and LAE	1,020,929	622,753	207,605
Commission and brokerage	355,528	101,936	111,514
Other underwriting expenses	37,661	36,291	34,254
Underwriting gain (loss)	$(7,658)	$(258,658)	$157,542

Insurance	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Gross written premiums	$2,004,093	$1,855,881	$1,668,811
Net written premiums	1,512,158	972,845	620,299

Premiums earned	$1,452,672	$589,118	$593,079
Incurred losses and LAE	999,271	504,874	588,575
Commission and brokerage	217,812	(51,322)	(19,585)
Other underwriting expenses	195,420	162,714	156,605
Underwriting gain (loss)	$40,169	$(27,148)	$(132,516)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Underwriting gain (loss)	$(1,407,021)	$(555,967)	$217,379
Net investment income	314,381	286,259	264,807
Net realized capital gains (losses)	(185,356)	161,553	(28,941)
Corporate expense	(11,034)	(7,394)	(8,277)
Interest, fee and bond issue cost amortization expense	(30,611)	(31,183)	(35,435)
Other income (expense)	(3,851)	23,750	(10,542)
Income (loss) before taxes	$(1,323,492)	$(122,982)	$398,991

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

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Canada gross written premiums	$173,530	$130,136	$124,612

No other country represented more than 5% of the Company’s revenues.

Approximately 21.1%, 21.5% and 15.3% of the Company’s gross written premiums in 2018, 2017 and 2016, respectively, were sourced through the Company’s largest intermediary.

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

19.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2018
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,466,231	$1,632,284	$1,759,190	$1,715,970
Net written premiums	1,107,027	1,190,354	1,378,481	1,356,000

Premiums earned	1,116,010	1,179,836	1,230,771	1,312,441
Net investment income	69,909	72,070	90,298	82,104
Net realized capital gains (losses)	(60,201)	(42,271)	30,018	(112,902)
Total claims and underwriting expenses	1,047,063	1,590,988	1,337,309	2,270,719
Net income (loss)	(12,172)	(265,408)	24,665	(704,752)

	2017
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,252,384	$1,335,574	$1,701,126	$1,499,405
Net written premiums	448,836	417,912	570,760	1,286,337

Premiums earned	471,055	468,197	518,507	491,836
Net investment income	60,849	71,900	73,417	80,093
Net realized capital gains (losses)	117,768	(92,291)	228,489	(92,413)
Total claims and underwriting expenses	402,124	421,938	1,423,816	257,684
Net income (loss)	169,178	35,658	(389,724)	263,086

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

Management assessed the materiality of this change within prior period financial statements based upon SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections.  In accordance with ASC 250, the prior period comparative financial statements that are presented herein have been revised.

The following tables present line items for prior period financial statements that have been affected by the revision. For these line items, the tables detail the amounts as previously reported, the impact upon those line items due to the revision, and the amounts as currently revised within the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2017
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CLAIMS AND EXPENSES:
Commission, brokerage, taxes and fees	$49,470	$3,037	$52,507
Total claims and expenses	411,543	3,037	414,580

INCOME (LOSS) BEFORE TAXES	247,984	(3,037)	244,947
Income tax expense (benefit)	76,940	(1,171)	75,769

NET INCOME (LOSS)	$171,044	$(1,866)	$169,178

COMPREHENSIVE INCOME (LOSS)	$182,587	$(1,866)	$180,721

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2017
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands, except share amounts)
RETAINED EARNINGS:
Balance, beginning of period	$4,914,308	$32,993	$4,947,301
Net income (loss)	171,044	(1,866)	169,178
Balance, end of period	5,085,352	31,127	5,116,479
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,448,217	$31,127	$5,479,344

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2017
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$171,044	$(1,866)	$169,178
Decrease (increase) in income taxes	75,304	(1,172)	74,132
Increase (decrease) in other net payable to reinsurers	(30,525)	3,347	(27,178)
Change in other assets and liabilities, net	18,204	(309)	17,895

SCHEDULE I – SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2018

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$2,250,312	$2,242,797	$2,242,797
State, municipalities and political subdivisions	489,013	499,089	499,089
Foreign government securities	576,540	579,586	579,586
Foreign corporate securities	932,310	914,703	914,703
Public utilities	58,373	57,503	57,503
All other corporate bonds	2,434,354	2,376,701	2,376,701
Mortgage - backed securities
Commercial	135,380	136,604	136,604
Agency residential	149,306	148,774	148,774
Non-agency residential	3,115	3,114	3,114
Redeemable preferred stock	4,046	3,204	3,204
Total fixed maturities-available for sale	7,032,749	6,962,075	6,962,075
Fixed maturities - available for sale, at fair value	2,337	2,337	2,337
Equity securities at fair value(1)	597,103	564,338	564,338
Short-term investments	174,155	174,131	174,131
Other invested assets	882,647	882,647	882,647
Other invested assets, at fair value (1)	1,773,214	1,717,336	1,717,336
Cash	404,522	404,522	404,522
Total investments and cash	$10,866,727	$10,707,386	$10,707,386

(Some amounts may not reconcile due to rounding.)

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share amounts and par value per share)	2018	2017
ASSETS:
Fixed maturities - available for sale, at market value	$13,750	$108,010
(amortized cost: 2018, $13,390; 2017, $109,008)
Equity securities - available for sale, at fair value	53,401	191,098
Other invested assets	59,979	51,616
Other invested assets, at fair value	1,717,336	1,807,473
Short-term investments	4,111	4,507
Cash	10,609	10,295
Total investments and cash	1,859,186	2,172,999
Investment in subsidiaries, at equity in the underlying net assets	4,326,130	3,842,806
Note receivable - affiliated	-	250,000
Accrued investment income	19	644
Advances to affiliates	(72)	(72)
Other assets	32	4,832
TOTAL ASSETS	$6,185,295	$6,271,209

LIABILITIES:
Senior notes due 6/1/2044	$396,954	$396,834
Long term notes due 5/1/2067	236,659	236,561
Note payable - affiliated	300,000	-
Accrued interest on debt and borrowings	3,093	2,727
Income taxes	202,442	196,270
Due to affiliates	544	25,475
Other liabilities	938	619
Total liabilities	1,140,630	858,486

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2018 and 2017)	-	-
Additional paid-in capital	1,100,315	387,841
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of ($33,506) at 2018 and ($299) at 2017	(126,254)	(942)
Retained earnings	4,070,604	5,025,824
Total stockholder's equity	5,044,665	5,412,723
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,185,295	$6,271,209

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
REVENUES:
Net investment income	$38,951	$34,813	$33,748
Net investment income - Affiliated	4,085	4,300	4,300
Net realized capital gains (losses)	(87,267)	81,027	(12,635)
Realized gain of sale of subsidiary	-	-	(28,032)
Other income (expense)	(368)	(297)	(268)
Net income (loss) of subsidiaries	(906,211)	(124,269)	288,851
Total revenues	(950,810)	(4,426)	285,964

EXPENSES:
Interest expense	30,611	31,183	35,435
Corporate expense	6,337	5,233	6,713
Total expenses	36,948	36,416	42,148

INCOME (LOSS) BEFORE TAXES	(987,758)	(40,842)	243,816
Income tax expense (benefit)	(30,091)	(119,040)	(57,828)

NET INCOME (LOSS)	$(957,667)	$78,198	$301,644

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(92,966)	(10,536)	4,114
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,021	2,303	21,273
Total URA(D) on securities arising during the period	(90,945)	(8,233)	25,387

Foreign currency translation adjustments	(36,431)	37,427	2,849

Benefit plan actuarial net gain (loss) for the period	(510)	1,027	(7,488)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,021	5,477	5,073
Total benefit plan net gain (loss) for the period	4,511	6,504	(2,415)
Total other comprehensive income (loss), net of tax	(122,865)	35,698	25,821

COMPREHENSIVE INCOME (LOSS)	$(1,080,532)	$113,896	$327,465

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(957,667)	$78,198	$301,644
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	906,211	124,269	(288,851)
Dividends received from subsidiary	90,000	-	-
Increase (decrease) in income taxes	5,887	(113,773)	(44,260)
Change in equity adjustments in limited partnerships	(2,617)	(121)	(220)
Change in other assets and liabilities, net	(26,167)	31,044	(2,187)
Amortization of bond premium (accrual of bond discount)	370	450	400
Net realized capital losses (gains)	87,267	(81,027)	40,667
Net cash provided by (used in) operating activities	103,284	39,040	7,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(1,383,659)	741	(4,815)
Proceeds from fixed maturities matured/called - available for sale, at market value	9,385	6,612	5,244
Proceeds from fixed maturities sold - available for sale, at market value	96,836	7,189	-
Proceeds from equity maturities sold - available for sale, at fair value	182,552	37,634	23,777
Proceeds from sale of subsidiary (net of cash disposed)	-	-	47,721
Distributions from other invested assets	1,401,606	132,064	93,959
Cost of fixed maturities acquired - available for sale, at market value	(13,510)	(24,058)	(39,214)
Cost of equity securities acquired - available for sale, at fair value	(39,449)	(54,605)	(32,361)
Cost of other invest assets acquired	(1,407,352)	(152,446)	(121,806)
Net change in short-term investments	396	8,506	24,789
Net change in unsettled securities transaction	(99)	(604)	(497)
Proceeds from repayment of long term note receivable, affiliated	250,000	-	-
Net cash provided by (used in) investing activities	(903,294)	(38,967)	(3,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from parent	500,324	-	-
Proceeds from borrowing for long term note payable, affiliated	300,000	-	-
Net cash provided by (used in) financing activities	800,324	-	-

Net increase (decrease) in cash	314	73	3,990
Cash, beginning of period	10,295	10,222	6,232
Cash, end of period	$10,609	$10,295	$10,222

Non-cash financing transaction:
Equity value of non-cash capital contribution of affiliate from
parent, net of cash held by affiliate	$211,928	$-	$-
Non-cash contribution from parent	221	598	12,778
Non-cash contribution to subsidiaries	(221)	(598)	(12,778)

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Everest Reinsurance Holdings, Inc. and its Subsidiaries.

2)	The Senior Notes and Long-Term Subordinated Notes presented in Notes 6 and 7 are direct obligations of the Registrant.

3)
Everest Re Group, Ltd., the parent company, entered into a $250,000 thousand long term promissory note agreement with Everest Reinsurance Holdings, Inc. as of December 31, 2014.  The note was scheduled to mature on December 31, 2023 but was repaid in December 2018.  As of December 31, 2017, this transaction was presented as a Note Receivable – Affiliated in the Condensed Balance Sheets of Everest Reinsurance Holdings, Inc.

4)
Effective December 31, 2018, Everest Reinsurance Holdings, Inc. entered into a $300,000 thousand long-term promissory note agreement with Everest Reinsurance (Bermuda) Ltd., an affiliated entity.  The note will mature on December 31, 2023 and has an interest rate of 3.07% that will be paid annually.  This transaction is presented as a Note Payable – Affiliated in the condensed balance sheet of Everest Reinsurance Holdings, Inc. as of December 31, 2018.

5)
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

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2018
Domestic	$304,513	$7,908,776	$1,575,931	$3,432,598	$279,415	$3,790,089	$786,186	$255,686	$3,605,274
International	49,117	2,258,242	250,937	1,406,460	34,966	1,020,929	355,528	37,661	1,426,588
Total	$353,630	$10,167,018	$1,826,868	$4,839,058	$314,381	$4,811,018	$1,141,714	$293,347	$5,031,862

December 31, 2017
Domestic	$260,706	$7,070,895	$1,352,987	$1,447,273	$253,852	$1,416,998	$108,989	$218,595	$2,108,449
International	47,035	2,272,133	254,635	502,322	32,407	622,753	101,936	36,291	615,395
Total	$307,741	$9,343,028	$1,607,622	$1,949,595	$286,259	$2,039,751	$210,925	$254,886	$2,723,844

December 31, 2016
Domestic	$44,301	$6,489,232	$1,054,832	$1,583,134	$231,748	$1,142,675	$169,910	$210,712	$1,550,477
International	24,320	1,842,056	257,553	510,915	33,059	207,605	111,514	34,254	497,645
Total	$68,621	$8,331,288	$1,312,386	$2,094,049	$264,807	$1,350,280	$281,424	$244,966	$2,048,122

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2018
Total property and liability
insurance premiums earned	$1,903,576	$1,512,380	$4,447,862	$4,839,058	91.9%

December 31, 2017
Total property and liability
insurance premiums earned	$1,655,023	$3,548,264	$3,842,836	$1,949,595	197.1%

December 31, 2016
Total property and liability
insurance premiums earned	$1,608,783	$3,007,332	$3,492,598	$2,094,049	166.8%