Form 10-Q
period 2019-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2019-05-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

_X_    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2019
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2019 (unaudited) and
	December 31, 2018	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three months ended March 31, 2019 and 2018 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the three
	months ended March 31, 2019 and 2018 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2019 and 2018 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except share amounts and par value per share)	2019	2018
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,824,459	$6,962,075
(amortized cost: 2019, $6,784,594; 2018, $7,032,749)
Fixed maturities - available for sale, at fair value	2,350	2,337
Equity securities, at fair value	724,325	564,338
Short-term investments (cost: 2019, $458,165; 2018, $174,155)	458,180	174,131
Other invested assets (cost: 2019, $929,729; 2018, $882,647)	929,729	882,647
Other invested assets, at fair value	1,767,963	1,717,336
Cash	337,225	404,522
Total investments and cash	11,044,231	10,707,386
Accrued investment income	47,306	47,232
Premiums receivable	1,577,536	1,471,805
Reinsurance receivables - unaffiliated	1,289,292	1,295,961
Reinsurance receivables - affiliated	3,618,489	3,544,975
Income taxes	289,210	409,892
Funds held by reinsureds	248,993	238,566
Deferred acquisition costs	372,457	353,630
Prepaid reinsurance premiums	330,998	328,796
Other assets	245,153	289,962
TOTAL ASSETS	$19,063,665	$18,688,205

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,173,469	$10,167,018
Unearned premium reserve	1,951,573	1,826,868
Funds held under reinsurance treaties	38,112	41,600
Other net payable to reinsurers	255,106	316,826
Senior notes due 6/1/2044	396,984	396,954
Long term notes due 5/1/2067	236,684	236,659
Note payable - affiliated	300,000	300,000
Accrued interest on debt and borrowings	9,818	3,093
Unsettled securities payable	73,278	50,912
Other liabilities	234,515	303,610
Total liabilities	13,669,539	13,643,540

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2019 and 2018)	-	-
Additional paid-in capital	1,100,402	1,100,315
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of ($7,510) at 2019 and ($33,506) at 2018	(28,106)	(126,254)
Retained earnings	4,321,830	4,070,604
Total stockholder's equity	5,394,126	5,044,665
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,063,665	$18,688,205

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
	(unaudited)
REVENUES:
Premiums earned	$1,270,454	$1,116,010
Net investment income	84,534	69,909
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,290)	(35)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	137,346	(60,166)
Total net realized capital gains (losses)	135,056	(60,201)
Other income (expense)	(1,214)	(74,877)
Total revenues	1,488,830	1,050,841

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	796,096	713,255
Commission, brokerage, taxes and fees	288,218	256,457
Other underwriting expenses	78,382	77,351
Corporate expenses	1,651	3,596
Interest, fee and bond issue cost amortization expense	9,828	7,313
Total claims and expenses	1,174,175	1,057,972

INCOME (LOSS) BEFORE TAXES	314,655	(7,131)
Income tax expense (benefit)	63,429	5,041

NET INCOME (LOSS)	$251,226	$(12,172)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	88,449	(46,822)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(1,016)	(4,835)
Total URA(D) on securities arising during the period	87,433	(51,657)

Foreign currency translation adjustments	9,564	(1,342)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,151	1,815
Total benefit plan net gain (loss) for the period	1,151	1,815
Total other comprehensive income (loss), net of tax	98,148	(51,184)

COMPREHENSIVE INCOME (LOSS)	$349,374	$(63,356)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2019	2018
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,100,315	$387,841
Share-based compensation plans	87	48
Balance, end of period	1,100,402	387,889

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(126,254)	(942)
Change to beginning balance due to adoption of ASU 2016-01	-	(2,447)
Net increase (decrease) during the period	98,148	(51,184)
Balance, end of period	(28,106)	(54,573)

RETAINED EARNINGS:
Balance, beginning of period	4,070,604	5,025,824
Change to beginning balance due to adoption of ASU2016-01	-	2,447
Net income (loss)	251,226	(12,172)
Balance, end of period	4,321,830	5,016,099

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,394,126	$5,349,415

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$251,226	$(12,172)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(104,944)	18,258
Decrease (increase) in funds held by reinsureds, net	(13,877)	136,342
Decrease (increase) in reinsurance receivables	(63,291)	177,774
Decrease (increase) in income taxes	94,631	52,369
Decrease (increase) in prepaid reinsurance premiums	(2,163)	33,663
Increase (decrease) in reserve for losses and loss adjustment expenses	(3,035)	(193,513)
Increase (decrease) in unearned premiums	123,901	3,844
Increase (decrease) in other net payable to reinsurers	(61,808)	(138,603)
Increase (decrease) in losses in course of payment	(78,061)	(20,616)
Change in equity adjustments in limited partnerships	(7,836)	(15,687)
Distribution of limited partnership income	7,162	10,214
Change in other assets and liabilities, net	44,139	51,822
Non-cash compensation expense	7,551	2,913
Amortization of bond premium (accrual of bond discount)	(366)	2,105
Net realized capital (gains) losses	(135,056)	60,201
Net cash provided by (used in) operating activities	58,173	168,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	184,894	217,085
Proceeds from fixed maturities sold - available for sale, at market value	1,603,889	154,981
Proceeds from equity securities sold - at fair value	69,238	128,479
Distributions from other invested assets	43,469	371,583
Cost of fixed maturities acquired - available for sale, at market value	(1,522,903)	(369,980)
Cost of fixed maturities acquired - available for sale, at fair value	-	(1,836)
Cost of equity securities acquired - at fair value	(146,335)	(223,034)
Cost of other invested assets acquired	(89,216)	(395,769)
Net change in short-term investments	(283,094)	54,594
Net change in unsettled securities transactions	19,330	41,432
Net cash provided by (used in) investing activities	(120,728)	(22,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(7,464)	(419)
Net cash provided by (used in) financing activities	(7,464)	(419)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,722	8,828

Net increase (decrease) in cash	(67,297)	154,858
Cash, beginning of period	404,522	229,552
Cash, end of period	$337,225	$384,410

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(90,148)	$(50,477)
Interest paid	3,049	2,317

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2019, and 2018

1.      GENERAL

As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”); “Group” means Everest Re Group, Ltd. (Holdings Ireland’s parent); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company and its subsidiaries, a subsidiary of Holdings (unless the context otherwise requires) and the “Company” means Holdings and its subsidiaries.

During the fourth quarter of 2018, Everest Global Services (“Global Services”), a previously affiliated company, was contributed to Holdings from its parent company, Holdings Ireland.

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31. 2019 and 2018 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31. 2019 and 2018 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2018, 2017 and 2016 included in the Company’s most recent Form 10-K filing.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2019 presentation.

Application of Recently Issued Accounting Standard Changes.

Simplification of Disclosure Requirements.  In March 2019, the Securities and Exchange Commission (SEC) issued Final Rule Release #33-10618 (“Rule #33-10618”) which addresses the modernization and simplification of certain disclosure requirements in Regulation S-K related to quarterly and annual financial reports.  The main changes addressed by Rule #33-10618 relate to certain prior year comparative disclosures within the management’s discussion and analysis which may now be excluded at the Company’s discretion and certain disclosures on the cover page of Company filings. Rule #33-10618 became effective for all financial reports filed after May 2, 2019 (30 days after its publication in the Federal Register). The Company has adopted Rule #33-10618 effective with its first quarter 2019 financial filings. The adoption of Rule #33-10618 did not have a material impact on the Company’s financial statements.

Simplification of Disclosure Requirements.  In August 2018, the SEC issued Final Rule Release #33-10532 (“Rule #33-10532”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports.  The main changes addressed by Rule #33-10532 that are applicable to the Company is the new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity.  Rule #33-10532 became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which became effective for first quarter 2019 reporting.  The Company has now adopted all portions of Rule #33-10532.  The adoption of Rule #33-10532 did not have a material impact on the Company’s financial statements.

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

Amortization of Bond Premium.  In March 2017, FASB issued ASU 2017-08 which outlines guidance on the amortization period for premium on callable debt securities.  The new guidance requires that the premium on callable debt securities be amortized through the earliest call date rather than through the maturity date of the callable security.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The adoption of ASU 2017-08 did not have a material impact on the Company’s financial statements.

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

Leases.  In February 2016, FASB issued ASU 2016-02 (and subsequently issued ASU 2018-11 in July, 2018) which outline new guidance on the accounting for leases.  The new guidance requires the recognition of lease assets and lease liabilities on the balance sheets for most leases that were previously deemed operating leases and required only lease expense presentation in the statements of operations.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company adopted ASU 2016-02 effective January 1, 2019 and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption.  Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance.  The Company also elected to apply the package of practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption.  The Company did not elect the hindsight practical expedient to determine the lease term of existing leases (e.g. The Company did not re-assess lease renewals, termination options nor purchase options in determining lease terms).  The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $60,325 thousand as part of other assets and a lease liability of $66,551 thousand as part of other liabilities in the consolidated balance sheet, as well as de-recognizing the liability for deferred rent that was required under the previous guidance.  The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At March 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$932,024	$4,743	$(7,142)	$929,625	$-
Obligations of U.S. states and political subdivisions	484,637	20,068	(851)	503,854	-
Corporate securities	2,600,736	29,201	(31,450)	2,598,487	479
Asset-backed securities	411,796	584	(1,319)	411,061	-
Mortgage-backed securities
Commercial	222,745	6,807	(184)	229,368	-
Agency residential	594,537	7,363	(1,022)	600,878	-
Non-agency residential	3,113	3	(6)	3,110	-
Foreign government securities	528,555	18,414	(7,177)	539,792	-
Foreign corporate securities	1,006,451	19,643	(17,810)	1,008,284	340
Total fixed maturity securities	$6,784,594	$106,826	$(66,961)	$6,824,459	$819

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,250,312	$3,573	$(11,088)	$2,242,797	$-
Obligations of U.S. states and political subdivisions	489,013	12,915	(2,839)	499,089	440
Corporate securities	2,273,581	12,487	(69,915)	2,216,153	430
Asset-backed securities	223,192	102	(2,039)	221,255	-
Mortgage-backed securities
Commercial	135,380	1,947	(723)	136,604	-
Agency residential	149,306	1,177	(1,709)	148,774	-
Non-agency residential	3,115	3	(4)	3,114	-
Foreign government securities	576,540	14,399	(11,353)	579,586	-
Foreign corporate securities	932,310	13,325	(30,932)	914,703	281
Total fixed maturity securities	$7,032,749	$59,928	$(130,602)	$6,962,075	$1,151

(a)  Represents the amount of OTTI recognized in AOCI.  Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity investments in unconsolidated entities to be measured at fair value, with any change in value being recorded within net realized capital gains/(losses) as part of the consolidated statements of operations and comprehensive income (loss).  Previously, changes in the market value had been recorded within AOCI as part of the consolidated balance sheets.  Therefore, effective January 1, 2018, equity security investments no longer have an impact upon the AOCI balance.

The amortized cost and market value of fixed maturity securities are shown in the following tables by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2019		At December 31, 2018
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$503,732	$500,155	$511,193	$507,572
Due after one year through five years	3,138,456	3,133,306	4,271,245	4,230,451
Due after five years through ten years	1,295,735	1,318,963	1,177,752	1,163,831
Due after ten years	614,480	627,618	561,566	550,474
Asset-backed securities	411,796	411,061	223,192	221,255
Mortgage-backed securities
Commercial	222,745	229,368	135,380	136,604
Agency residential	594,537	600,878	149,306	148,774
Non-agency residential	3,113	3,110	3,115	3,114
Total fixed maturity securities	$6,784,594	$6,824,459	$7,032,749	$6,962,075

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$110,909	$(65,488)
Fixed maturity securities, other-than-temporary impairment	(332)	99
Change in unrealized appreciation (depreciation), pre-tax	110,577	(65,389)
Deferred tax benefit (expense)	(23,214)	13,753
Deferred tax benefit (expense), other-than-temporary impairment	70	(21)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$87,433	$(51,657)

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

Upon the adoption of ASU 2016-01 as of January 1, 2018, all equity investments in unconsolidated entities are recorded at fair value.  Prior to the adoption of ASU 2016-01, the Company presented certain equity securities at market value.  The majority of the Company’s equity securities presented at market value prior to January 1, 2018 were primarily comprised of mutual fund investments whose underlying securities consisted of fixed maturity securities.  When a fund’s value reflected an unrealized loss, the Company assessed whether the decline in value was temporary or other-than-temporary.  In making its assessment, the Company considered the composition of its portfolios and their related markets, reports received from the portfolio managers and discussions with portfolio managers.  If the Company determined that the declines were temporary and it had the ability and intent to continue to hold the investments, then the declines were recorded as unrealized losses in accumulated other comprehensive income (loss).  If declines were deemed to be other-than-temporary, then the carrying value of the investment was written down to fair value and recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2019 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$37,959	$(7)	$597,452	$(7,135)	$635,411	$(7,142)
Obligations of U.S. states and political subdivisions	10,111	(294)	34,646	(557)	44,757	(851)
Corporate securities	515,995	(13,833)	737,270	(17,617)	1,253,265	(31,450)
Asset-backed securities	202,443	(859)	77,376	(460)	279,819	(1,319)
Mortgage-backed securities
Commercial	6,756	(25)	18,920	(159)	25,676	(184)
Agency residential	2,404	(3)	52,192	(1,019)	54,596	(1,022)
Non-agency residential	3,091	(6)	-	-	3,091	(6)
Foreign government securities	14,307	(597)	182,454	(6,580)	196,761	(7,177)
Foreign corporate securities	80,400	(1,895)	359,210	(15,915)	439,610	(17,810)
Total fixed maturity securities	$873,466	$(17,519)	$2,059,520	$(49,442)	$2,932,986	$(66,961)

	Duration of Unrealized Loss at March 31, 2019 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$41,343	$(899)	$197,723	$(7,618)	$239,066	$(8,517)
Due in one year through five years	345,653	(5,188)	1,354,907	(25,465)	1,700,560	(30,653)
Due in five years through ten years	226,488	(8,954)	217,134	(6,555)	443,622	(15,509)
Due after ten years	45,288	(1,585)	141,268	(8,166)	186,556	(9,751)
Asset-backed securities	202,443	(859)	77,376	(460)	279,819	(1,319)
Mortgage-backed securities	12,251	(34)	71,112	(1,178)	83,363	(1,212)
Total fixed maturity securities	$873,466	$(17,519)	$2,059,520	$(49,442)	$2,932,986	$(66,961)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2019 were $2,932,986 thousand and $66,961 thousand, respectively.  The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at March 31, 2019, did not exceed 8.8% of the overall market value of the Company’s fixed maturity securities. The market value of securities for the issuer with the second largest unrealized loss comprised less than 0.5% of the company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $17,519 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities.  Of these unrealized losses, $3,678 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $49,442 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, U.S. government agencies and foreign government securities.  Of these unrealized losses $39,584 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the relatedinterest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Fixed maturities	$67,054	$42,419
Equity securities	1,431	4,403
Short-term investments and cash	2,736	928
Other invested assets
Limited partnerships	8,055	14,472
Dividends from preferred shares of affiliate	7,758	7,758
Other	2,980	3,195
Gross investment income before adjustments	90,014	73,175
Funds held interest income (expense)	2,881	2,868
Interest income from Parent	-	1,075
Gross investment income	92,895	77,118
Investment expenses	(8,361)	(7,209)
Net investment income	$84,534	$69,909

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

The Company had contractual commitments to invest up to an additional $299,221 thousand in limited partnerships at March 31, 2019.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2023.

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

As of the third quarter of 2018, the Company has consolidated its participation in the facility.  As a result, the underlying investments are now recorded in the various investment line items within the Company’s balance sheet, rather than as part of other invested assets.  As of March 31, 2019, the market value of investments in the facility consolidated within the Company’s balance sheets was $298,926 thousand.

Other invested assets, at fair value, as of March 31, 2019 and December 31, 2018, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Fixed maturity securities, market value:
Other-than-temporary impairments	$(2,290)	$(35)
Gains (losses) from sales	3,426	6,130
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(14)
Gains (losses) from fair value adjustments	13	-
Equity securities, fair value:
Gains (losses) from sales	5,044	(2,481)
Gains (losses) from fair value adjustments	77,846	(27,014)
Other invested assets	396	3
Other invested assets, fair value:
Gains (losses) from fair value adjustments	50,627	(36,789)
Short-term investment gains (losses)	(6)	(1)
Total net realized capital gains (losses)	$135,056	$(60,201)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Proceeds from sales of fixed maturity securities	$1,603,889	$154,981
Gross gains from sales	8,104	6,927
Gross losses from sales	(4,678)	(811)

Proceeds from sales of equity securities	$69,238	$128,479
Gross gains from sales	5,671	3,228
Gross losses from sales	(627)	(5,709)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2019	2018
Gross reserves at January 1	$10,167,018	$9,343,028
Less reinsurance recoverables	(4,697,543)	(5,727,268)
Net reserves at January 1	5,469,475	3,615,760

Incurred related to:
Current year	788,837	4,252,220
Prior years	7,259	558,798
Total incurred losses and LAE	796,096	4,811,018

Paid related to:
Current year	100,676	1,524,635
Prior years	607,365	1,408,256
Total paid losses and LAE	708,041	2,932,891

Foreign exchange/translation adjustment	7,368	(24,412)

Net reserves at December 31	5,564,898	5,469,475
Plus reinsurance recoverables	4,608,571	4,697,543
Gross reserves at December 31	$10,173,469	$10,167,018

(Some amounts may not reconcile due to rounding.)

Incurred prior years losses increased by $7,259 thousand for the three months ended March 31, 2019 and by $558,798 thousand for the twelve months ended December 31, 2018, respectively.  The increase for 2018 was mainly due to $553,036 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At March 31, 2019, $374,476 thousand of fixed maturities, market value and $2,350 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $360,518 thousand and all of the $2,350 thousand of fixed maturities, fair value were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $13,958 thousand were fair valued by the Company at either par or amortized cost.  At December 31, 2018, $383,994 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $354,133 thousand and all of the $2,337 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The remaining Level 3 fixed maturities of $28,708 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2019 and December 31, 2018 of $151,699 thousand and $124,228 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at March 31, 2019 and December 31, 2018, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$929,625	$-	$929,625	$-
Obligations of U.S. States and political subdivisions	503,854	-	503,854	-
Corporate securities	2,598,487	-	2,231,309	367,178
Asset-backed securities	411,061	-	411,061	-
Mortgage-backed securities
Commercial	229,368	-	229,368	-
Agency residential	600,878	-	600,878	-
Non-agency residential	3,110	-	3,110	-
Foreign government securities	539,792	-	539,792	-
Foreign corporate securities	1,008,284	-	1,000,986	7,298
Total fixed maturities, market value	6,824,459	-	6,449,983	374,476

Fixed maturities, fair value	2,350	-	-	2,350
Equity securities, fair value	724,325	693,303	31,022	-
Other invested assets, fair value	1,767,963	-	-	1,767,963

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2019.

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

In addition, $146,522 thousand and $117,662 thousand of investments within other invested assets on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$376,250	$7,744	$383,994	$158,221	$6,952	$165,173
Total gains or (losses) (realized/unrealized)
Included in earnings	4,858	119	4,977	722	94	816
Included in other comprehensive income (loss)	574	-	574	235	-	235
Purchases, issuances and settlements	(12,046)	(565)	(12,611)	9,412	4,322	13,734
Transfers in and/or (out) of Level 3	(2,458)	-	(2,458)	-	-	-
Ending balance	$367,178	$7,298	$374,476	$168,590	$11,368	$179,958

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$2,337	$2,337	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	13	13	(14)	(14)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	1,835	1,835
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,350	$2,350	$1,821	$1,821

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were ($2,458) thousand for the three months ended March 31, 2019.  The transfers during 2019 were related to securities that were priced using single non-binding broker quotes as of December 31, 2018.  These securities were subsequently priced using a recognized pricing service as of March 31, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Other invested assets, fair value:
Beginning balance	$1,717,336	$1,807,473
Total gains or (losses) (realized/unrealized)
Included in earnings	50,627	(36,789)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,767,963	$1,770,684

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2019	2018
The Prudential	$142,458	$142,754
Unaffiliated life insurance company	33,059	34,717

7.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$112,441	$(23,730)	$88,711	$(59,390)	$12,490	$(46,900)
URA(D) on securities - OTTI	(332)	70	(262)	99	(21)	78
Reclassification of net realized losses (gains) included in net income (loss)	(1,532)	516	(1,016)	(6,098)	1,263	(4,835)
Foreign currency translation adjustments	12,110	(2,546)	9,564	(1,696)	354	(1,342)
Reclassification of amortization of net gain (loss) included in net income (loss)	1,457	(306)	1,151	2,298	(483)	1,815
Total other comprehensive income (loss)	$124,144	$(25,996)	$98,148	$(64,787)	$13,603	$(51,184)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended
	March 31,		Affected line item within the statements of
AOCI component	2019	2018	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(1,532)	$(6,098)	Other net realized capital gains (losses)
	516	1,263	Income tax expense (benefit)
	$(1,016)	$(4,835)	Net income (loss)

Benefit plan net gain (loss)	$1,457	$2,298	Other underwriting expenses
	(306)	(483)	Income tax expense (benefit)
	$1,151	$1,815	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(Dollars in thousands)	2019	2018

Beginning balance of URA (D) on securities	$(55,950)	$37,442
Change to beginning balance due to adoption of ASU 2016-01	-	(2,447)
Current period change in URA (D) of investments - temporary	87,695	(91,455)
Current period change in URA (D) of investments - non-credit OTTI	(262)	510
Ending balance of URA (D) on securities	31,483	(55,950)

Beginning balance of foreign currency translation adjustments	(2,886)	33,545
Current period change in foreign currency translation adjustments	9,564	(36,431)
Ending balance of foreign currency translation adjustments	6,678	(2,886)

Beginning balance of benefit plan net gain (loss)	(67,418)	(71,929)
Current period change in benefit plan net gain (loss)	1,151	4,511
Ending balance of benefit plan net gain (loss)	(66,267)	(67,418)

Ending balance of accumulated other comprehensive income (loss)	$(28,106)	$(126,254)

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At March 31, 2019, the total amount on deposit in the trust account was $613,938 thousand.

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

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  Currently, none of the published insured loss estimates for the 2017 catastrophe events have exceeded the single event retentions under the terms of the agreements that would result in a recovery.  In addition, the aggregation of the to date published insured loss estimates for the 2017 covered events have not exceeded the aggregated retentions for recovery.  However, if the published estimates for insured losses for the covered 2017 events increase, the aggregate losses may exceed the aggregate event retentions under the agreements resulting in a recovery.

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

				March 31, 2019		December 31, 2018
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06/05/2014	06/01/2044	400,000	$396,984	$408,224	$396,954	$396,968

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest expense incurred	$4,868	$4,868

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2019		December 31, 2018
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,684	$211,318	$236,659	$200,390

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for February 15, 2019 to May 14, 2019 is 5.1%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest expense incurred	$2,605	$2,391

11.   LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02 and ASU 2018-11 which outline new guidance on the accounting for leases.  The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business.  These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease.  Most leases include an option to extend or renew the lease term.  The exercise of the renewal is at the Company’s discretion.  The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercise those options.  The Company, in determining the present value of lease payments utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with terms of the underlying lease.

Supplemental information related to operating leases is as follows for the periods indicated:

Three Months Ended
(Dollars in thousands)	March 31,
Lease expense incurred:	2019
Operating lease cost	$4,562

At March 31,
(Dollars in thousands)	2019
Operating lease right of use assets	$57,013
Operating lease liabilities	62,938

Three Months Ended
March 31,
(Dollars in thousands)	2019
Operating cash flows from operating leases	$4,304

At March 31,
2019
Weighted average remaining operating lease term	5.5 years
Weighted average discount rate on operating leases	4.48%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2019	$12,835
2020	16,594
2021	7,806
2022	7,501
2023	7,385
2024	7,230
Thereafter	10,353
Undiscounted lease payments	69,704
Less: present value adjustment	6,766
Total operating lease liability	$62,938

The amount of operating lease liabilities is not separately presented in the consolidated financial statements but is included in other liabilities.  Disclosures regarding minimum lease payments under previous lease accounting guidance can be found in the Company’s 2018 Form 10-K.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2019	2018
Gross written premiums	$764,140	$644,222
Net written premiums	618,141	423,831

Premiums earned	$574,904	$441,385
Incurred losses and LAE	316,638	301,204
Commission and brokerage	167,103	127,320
Other underwriting expenses	15,591	16,886
Underwriting gain (loss)	$75,572	$(4,025)

	Three Months Ended
International	March 31,
(Dollars in thousands)	2019	2018
Gross written premiums	$388,971	$367,024
Net written premiums	357,858	334,875

Premiums earned	$322,374	$328,939
Incurred losses and LAE	237,076	176,359
Commission and brokerage	69,862	78,394
Other underwriting expenses	8,465	10,086
Underwriting gain (loss)	$6,971	$64,100

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2019	2018
Gross written premiums	$531,771	$454,985
Net written premiums	416,244	348,321

Premiums earned	$373,176	$345,686
Incurred losses and LAE	242,382	235,692
Commission and brokerage	51,253	50,743
Other underwriting expenses	54,326	50,379
Underwriting gain (loss)	$25,215	$8,872

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Underwriting gain (loss)	$107,758	$68,947
Net investment income	84,534	69,909
Net realized capital gains (losses)	135,056	(60,201)
Corporate expense	(1,651)	(3,596)
Interest, fee and bond issue cost amortization expense	(9,828)	(7,313)
Other income (expense)	(1,214)	(74,877)
Income (loss) before taxes	$314,655	$(7,131)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Canada gross written premiums	$39,050	$40,392

No other country represented more than 5% of the Company’s revenues.

13.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note was repaid in December 2018.  At December 31, 2017, this transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheets of Holdings.  Interest income in the amount of $0 thousand and $1,075 thousand was recorded by Holdings for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Dividends received on preferred stock of affiliate	$7,758	$7,758

Affiliated Companies

Effective December 31, 2018, Holdings entered into a $300,000 thousand long-term promissory note agreement with Bermuda Re.  The note will mature on December 31, 2023 and has an interest rate of 3.07% that is payable annually.  This transaction is presented as a Note Payable – Affiliated in the consolidated balance sheets of Holdings.  Interest expense of $2,303 thousand and $0 thousand was recorded by Holdings for the three months ended March 31, 2019 and 2018, respectively.

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

(1) Amounts shown are Canadian dollars.

Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract (“stop loss agreement”) with Bermuda Re.  The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions.  The stop loss agreement was renewed effective January 1, 2019.

In addition, Everest Re entered into a property catastrophe excess of loss reinsurance contract with Bermuda Re, effective January 1, 2019.  The contract provides $100,000 thousand of reinsurance coverage for property catastrophe losses above certain attachment points.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2019	2018
Ceded written premiums	$51,473	$132,320
Ceded earned premiums	52,524	136,158
Ceded losses and LAE	11,733	193,551

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2019	2018
Ceded written premiums	$-	$-
Ceded earned premiums	-	-
Ceded losses and LAE	10	-

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2019	2018
Assumed written premiums	$-	$-
Assumed earned premiums	-	-
Assumed losses and LAE	(1,601)	2,973

	Three Months Ended
Lloyd's Syndicate 2786	March 31,
(Dollars in thousands)	2019	2018
Assumed written premiums	$(9,209)	$(2,682)
Assumed earned premiums	(18,827)	4,886
Assumed losses and LAE	(7,918)	6,585

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

	Three Months Ended
Mt. Logan Re Segregated Accounts	March 31,
(Dollars in thousands)	2019	2018
Ceded written premiums	$63,223	$60,817
Ceded earned premiums	44,822	50,090
Ceded losses and LAE	34,623	15,807

Assumed written premiums	-	3,043
Assumed earned premiums	-	3,043
Assumed losses and LAE	-	-

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Service cost	$2,276	$2,977
Interest cost	2,930	2,585
Expected return on plan assets	(5,016)	(3,670)
Amortization of net (income) loss	1,601	2,237
FAS 88 settlement charge	104	-
Net periodic benefit cost	$1,895	$4,128

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Service cost	$286	$446
Interest cost	295	307
Amortization of prior service cost	(144)	(33)
Amortization of net (income) loss	-	94
Net periodic benefit cost	$437	$814

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2019 and 2018.

15. INCOME TAXES

The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore.  The Company’s non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.

The Company generally applies the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax income/loss to determine the income tax expense or benefit for the year-to-date period.  If the annual effective tax rate approach produces a year-to-date tax benefit which exceeds the amount which is estimated to be recoverable for the full year, then the tax benefit for the interim reporting period will be limited as prescribed under ASC 740-270 to the estimated recoverable based on the year-to-date result.  The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income/loss and effective tax rate.

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

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  There were numerous natural catastrophes in 2018 with total industry losses estimated to be $90 billion.  The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record.  These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion.  These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wild fires in California and Hurricanes Nate and Ophelia.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there has been some firming in the markets impacted by the catastrophes, as well, improvements in rate in some other reinsurance lines, including casualty lines, and also improvements in the insurance property and casualty lines.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2019	2018	(Decrease)
Gross written premiums	$1,684.9	$1,466.2	14.9%
Net written premiums	1,392.2	1,107.0	25.8%

REVENUES:
Premiums earned	$1,270.5	$1,116.0	13.8%
Net investment income	84.5	69.9	20.9%
Net realized capital gains (losses)	135.1	(60.2)	NM
Other income (expense)	(1.2)	(74.9)	-98.4%
Total revenues	1,488.8	1,050.8	41.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	796.1	713.3	11.6%
Commission, brokerage, taxes and fees	288.2	256.5	12.4%
Other underwriting expenses	78.4	77.4	1.3%
Corporate expense	1.7	3.6	-54.1%
Interest, fee and bond issue cost amortization expense	9.8	7.3	34.4%
Total claims and expenses	1,174.2	1,058.0	11.0%

INCOME (LOSS) BEFORE TAXES	314.7	(7.1)	NM
Income tax expense (benefit)	63.4	5.0	NM
NET INCOME (LOSS)	$251.2	$(12.2)	NM

RATIOS:			Point Change
Loss ratio	62.7%	63.9%	(1.2)
Commission and brokerage ratio	22.7%	23.0%	(0.3)
Other underwriting expense ratio	6.1%	6.9%	(0.8)
Combined ratio	91.5%	93.8%	(2.3)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2019	2018	(Decrease)
Balance sheet data:
Total investments and cash	$11,044.2	$10,707.4	3.1%
Total assets	19,063.7	18,688.2	2.0%
Loss and loss adjustment expense reserves	10,173.5	10,167.0	0.1%
Total debt	933.7	933.6	0.0%
Total liabilities	13,669.5	13,643.5	0.2%
Stockholder's equity	5,394.1	5,044.7	6.9%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 14.9% to $1,684.9 million for the three months ended March 31, 2019, compared to $1,466.2 million for the three months ended March 31, 2018, reflecting a $141.9 million, or 14.0%, increase in our reinsurance business and a $76.8 million, or 16.9%, increase in our insurance business. The increase in reinsurance premiums was mainly due to an increase in treaty casualty writings, as well as an increase in Middle Eastern and Africa business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, energy and accident and health.  Net written premiums increased by 25.8% to $1,392.2 million for the three months ended March 31, 2019, compared to $1,107.0 million for the three months ended March 31, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts.  Premiums ceded to Bermuda Re during the three months ended March 31, 2019 were $51.5 million compared with $132.3 million during the three months ended March 31, 2018.  Premiums earned increased by 13.8% to $1,270.5 million for the three months ended March 31, 2019, compared to $1,116.0 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 20.9% to $84.5 million for the three months ended March 31, 2019 compared with net investment income of $69.9 million for the three months ended March 31, 2018.  Net pre-tax investment income as a percentage of average invested assets was 3.1% for the three months ended March 31, 2019 compared to 3.2% for the three months ended March 31, 2018.  The increase in income was primarily the result of higher income from our growing fixed maturity portfolio partially offset by lower income from our limited partnerships.

Net Realized Capital Gains (Losses).  Net realized capital gains were $135.1 million and net realized capital losses were $60.2 million for the three months ended March 31, 2019 and 2018, respectively. The net realized capital gains of $135.1 million for the three months ended March 31, 2019 were comprised of $128.5 million of gains from fair value re-measurements and $8.9 million of net gains from sales of investments, partially offset by $2.3 million of other-than-temporary impairments.  The net realized capital losses of $60.2 million were comprised of $63.8 million of losses from fair value re-measurements partially offset by $3.6 million of net gains from sales of investments.

Other Income (Expense).  We recorded other expense of $1.2 million and $74.9 million for the three months ended March 31, 2019 and 2018, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates and changes in deferred gains under retroactive reinsurance agreements.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$763.8	60.1%		$-	0.0%		$763.8	60.1%
Catastrophes	25.0	2.0%		7.3	0.6%		32.3	2.6%
Total	$788.8	62.1%		$7.3	0.6%		$796.1	62.7%

2018
Attritional	$712.9	63.9%		$0.3	0.0%		$713.3	63.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total	$712.9	63.9%		$0.3	0.0%		$713.3	63.9%

Variance 2019/2018
Attritional	$50.9	(3.8)	pts	$(0.3)	-	pts	$50.5	(3.8)	pts
Catastrophes	25.0	2.0	pts	7.3	0.6	pts	32.3	2.6	pts
Total	$75.9	(1.8)	pts	$7.0	0.6	pts	$82.8	(1.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 11.6% to $796.1 million for the three months ended March 31, 2019 compared to $713.3 million for the three months ended March 31, 2018, primarily due to an increase in current year attritional losses of $50.9 million, mainly due to the impact of the increase in premiums earned and an increase of $25.0 million in current year catastrophe losses.  The current year catastrophe losses of $25.0 million for the three months ended March 31, 2019 related to the Townsville monsoon in Australia ($25.0 million).  There were no current year catastrophe losses for the three months ended March 31, 2018.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $288.2 million for the three months ended March 31, 2019 compared to $256.5 million for the three months ended March 31, 2018.  The increase was mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.

Other Underwriting Expenses.  Other underwriting expenses increased slightly to $78.4 million compared to $77.4 million for the three months ended March 31, 2018, respectively.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, have decreased to $1.7 million from $3.6 million for the three months ended March 31, 2019 and 2018, respectively. The decline was mainly due to lower employee benefit costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $9.8 million and $7.3 million for the three months ended March 31, 2019 and 2018, respectively.  The change in expense was primarily due to interest expense on the $300.0 million affiliated loan agreement with Bermuda Re effective on December 31, 2018 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 5.1% as of March 31, 2019 compared to 4.2% as of March 31, 2018.

Income Tax Expense (Benefit).  We had an income tax expense of $63.4 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) as well as changes in tax exempt investment income and creditable foreign taxes.  The change in income tax expense (benefit) was primarily due to the increase in net capital gains and underwriting income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Net Income (Loss).
Our net income was $251.2 million for the three months ended March 31, 2019, and our net loss was $12.2 million, for the three months ended March 31, 2018 respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 2.3 points to 91.5% for the three months ended March 31, 2019 compared to 93.8% for the three months ended March 31, 2018.  The loss ratio component decreased by 1.2 points in 2019 over the same period last year mainly due to a lower loss ratio on current year attritional losses and changes in affiliated reinsurance agreements, partially offset by higher current year catastrophe losses in 2019 compared to 2018.  The commission and brokerage ratio component decreased to 22.7% for the three months ended March 31, 2019 compared to 23.0% for the three months ended March 31, 2018, reflecting changes in affiliated reinsurance agreements and changes in the mix of business.  The other underwriting expense ratio decreased slightly to 6.1% for the three months ended March 31, 2019 from 6.9% for the three months ended March 31, 2018, mainly due to the impact of changes in affiliated reinsurance contracts.

Stockholder's Equity.
Stockholder’s equity increased by $349.4 million to $5,394.1 million at March 31, 2019 from $5,044.7 million at December 31, 2018, principally as a result of $251.2 million of net income, $87.4 million of net unrealized appreciation on investments, net of tax, $9.6 million of net foreign currency translation adjustments and $1.2 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 20.9% to $84.5 million for the three months ended March 31, 2019 compared to $69.9 million for the three months ended March 31, 2018. The increase in 2019 was primarily due to higher income from our growing fixed maturity portfolio, partially offset by lower income from our limited partnerships.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018
Fixed maturities	$67.1	$42.4
Equity securities	1.4	4.4
Short-term investments and cash	2.7	0.9
Other invested assets
Limited partnerships	8.1	14.5
Dividends from preferred shares of affiliate	7.8	7.8
Other	3.0	3.2
Gross investment income before adjustments	90.0	73.2
Funds held interest income (expense)	2.9	2.9
Interest income from Parent	-	1.1
Gross investment income	92.9	77.1
Investment expenses	(8.4)	(7.2)
Net investment income	$84.5	$69.9

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2019	2018
Imbedded pre-tax yield of cash and invested assets	3.6%	3.5%
Imbedded after-tax yield of cash and invested assets	2.8%	2.8%

	Three Months Ended
	March 31,
	2019	2018
Annualized pre-tax yield on average cash and invested assets	3.1%	3.2%
Annualized after-tax yield on average cash and invested assets	2.5%	2.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$8.1	$6.9	$1.2
Losses	(4.7)	(0.8)	(3.9)
Total	3.4	6.1	(2.7)

Equity securities, fair value
Gains	5.7	3.2	2.5
Losses	(0.6)	(5.7)	5.1
Total	5.1	(2.5)	7.6

Other invested assets
Gains	0.4	-	0.4
Losses	-	-	-
Total	0.4	-	0.4

Total net realized gains (losses) from sales
Gains	14.2	10.1	4.1
Losses	(5.3)	(6.5)	1.2
Total	8.9	3.6	5.3

Other than temporary impairments:	(2.3)	-	(2.3)

Gains (losses) from fair value adjustments:
Equity securities, fair value	77.8	(27.0)	104.8
Other invested assets, fair value	50.6	(36.8)	87.4
Total	128.5	(63.8)	192.2

Total net realized gains (losses)	$135.1	$(60.2)	$195.2

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $135.1 million and net realized capital losses were $60.2 million for the three months ended March 31, 2019 and 2018, respectively.  For the three months ended March 31, 2019, we recorded $128.5 million of gains from fair value re-measurements and $8.9 million of net gains from sales of investments, partially offset by $2.3 million of other-than-temporary impairments.  For the three months ended March 31, 2018, we recorded $63.8 million of losses from fair value re-measurements, partially offset by $3.6 million of net gains from sales of investments. The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance	% Change
Gross written premiums	$764.1	$644.2	$119.9	18.6%
Net written premiums	618.1	423.8	194.3	45.8%

Premiums earned	$574.9	$441.4	$133.5	30.3%
Incurred losses and LAE	316.6	301.2	15.4	5.1%
Commission and brokerage	167.1	127.3	39.8	31.2%
Other underwriting expenses	15.6	16.9	(1.3)	-7.7%
Underwriting gain (loss)	$75.6	$(4.0)	$79.6	NM

				Point Chg
Loss ratio	55.1%	68.2%		(13.1)
Commission and brokerage ratio	29.1%	28.8%		0.3
Other underwriting ratio	2.7%	3.9%		(1.2)
Combined ratio	86.9%	100.9%		(14.0)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 18.6% to $764.1 million for the three months ended March 31, 2019 from $644.2 million for the three months ended March 31, 2018, primarily due to an increase in treaty casualty writings. Net written premiums increased by 45.8% to $618.1 million for the three months ended March 31, 2019 compared to $423.8 million for the three months ended March 31, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts.  Premiums earned increased 30.3% to $574.9 million for the three months ended March 31, 2019 compared to $441.4 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$352.0	61.2%		$-	0.0%		$352.0	61.2%
Catastrophes	-	0.0%		(35.3)	-6.1%		(35.3)	-6.1%
Total segment	$352.0	61.2%		$(35.3)	-6.1%		$316.6	55.1%

2018
Attritional	$301.2	68.2%		$-	0.0%		$301.2	68.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$301.2	68.2%		$-	0.0%		$301.2	68.2%

Variance 2019/2018
Attritional	$50.8	(7.0)	pts	$-	-	pts	$50.8	(7.0)	pts
Catastrophes	-	-	pts	(35.3)	(6.1)	pts	(35.3)	(6.1)	pts
Total segment	$50.8	(7.0)	pts	$(35.3)	(6.1)	pts	$15.4	(13.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 5.1% to $316.6 million for the three months ended March 31, 2019 compared to $301.2 million for the three months ended March 31, 2018.  The increase was primarily due to a rise of $50.8 million in current year attritional losses mainly due to the impact of the increase in premiums earned and $35.3 million of favorable development on prior years catastrophe losses in 2019 primarily related to Hurricane Michael and the Woolsey wildfire.  There were no current year catastrophe losses for the three months ended March 31, 2019 and 2018.

Segment Expenses.  Commission and brokerage increased to $167.1 million for the three months ended March 31, 2019 compared to $127.3 million for the three months ended March 31, 2018.  The increase was mainly due to changes in affiliated reinsurance agreements and the impact of the increases in premiums earned.  Segment other underwriting expenses decreased slightly to $15.6 million for the three months ended March 31, 2019 from $16.9 million for the three months ended March 31, 2018.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance	% Change
Gross written premiums	$389.0	$367.0	$21.9	6.0%
Net written premiums	357.9	334.9	23.0	6.9%

Premiums earned	$322.4	$328.9	$(6.6)	-2.0%
Incurred losses and LAE	237.1	176.4	60.7	34.4%
Commission and brokerage	69.9	78.4	(8.5)	-10.9%
Other underwriting expenses	8.5	10.1	(1.6)	-16.1%
Underwriting gain (loss)	$7.0	$64.1	$(57.1)	-89.1%

				Point Chg
Loss ratio	73.5%	53.6%		19.9
Commission and brokerage ratio	21.7%	23.8%		(2.1)
Other underwriting ratio	2.6%	3.1%		(0.5)
Combined ratio	97.8%	80.5%		17.3

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 6.0% to $389.0 million for the three months ended March 31, 2019 compared to $367.0 million for the three months ended March 31, 2018, primarily due to increases in Middle East and Africa business and business written through our Canada and Singapore branches, partially offset by a decline in Latin American business and the negative impact of $14.2 million from the movement of foreign exchange rates.  Net written premiums increased by 6.9% to $357.9 million for the three months ended March 31, 2019 compared to $334.9 million for the three months ended March 31, 2018, which is consistent with the change in gross written premiums.  Premiums earned decreased 2.0% to $322.4 million for the three months ended March 31, 2019 compared to $328.9 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is due to changes in affiliated reinsurance agreements and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$170.1	52.8%		$-	0.0%		$170.1	52.8%
Catastrophes	25.0	7.8%		42.0	12.9%		67.0	20.7%
Total segment	$195.1	60.5%		$42.0	12.9%		$237.1	73.5%

2018
Attritional	$176.4	53.6%		$-	0.0%		$176.4	53.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$176.4	53.6%		$-	0.0%		$176.4	53.6%

Variance 2019/2018
Attritional	$(6.3)	(0.8)	pts	$-	-	pts	$(6.3)	(0.8)	pts
Catastrophes	25.0	7.8	pts	42.0	12.9	pts	67.0	20.7	pts
Total segment	$18.7	6.9	pts	$42.0	12.9	pts	$60.7	19.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 34.4% to $237.1 million for the three months ended March 31, 2019 compared to $176.4 million for the three months ended March 31, 2018, primarily due to an increase of $25.0 million in current year catastrophe losses and $42.0 million of unfavorable development on prior years catastrophe losses in 2019 primarily related to the Japan loss events from the third quarter of 2018.  The current year catastrophe losses of $25.0 million for the three months ended March 31, 2019 related to the Townsville monsoon in Australia ($25.0 million).  There were no current year catastrophe losses for the three months ended March 31, 2018.

Segment Expenses.  Commission and brokerage decreased to $69.9 million for the three months ended March 31, 2019 compared to $78.4 million for the three months ended March 31, 2018.  The decrease was mainly due to the impact of changes in affiliated reinsurance agreements and changes in the mix of business.  Segment other underwriting expenses decreased to $8.5 million for the three months ended March 31, 2019 from $10.1 million for the three months ended March 31, 2018.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance	% Change
Gross written premiums	$531.8	$455.0	$76.8	16.9%
Net written premiums	416.2	348.3	67.9	19.5%

Premiums earned	$373.2	$345.7	$27.5	8.0%
Incurred losses and LAE	242.4	235.7	6.7	2.8%
Commission and brokerage	51.3	50.7	0.5	1.0%
Other underwriting expenses	54.3	50.4	3.9	7.8%
Underwriting gain (loss)	$25.2	$8.9	$16.3	184.2%

				Point Chg
Loss ratio	65.0%	68.2%		(3.2)
Commission and brokerage ratio	13.7%	14.7%		(1.0)
Other underwriting ratio	14.5%	14.5%		-
Combined ratio	93.2%	97.4%		(4.2)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 16.9% to $531.8 million for the three months ended March 31, 2019 compared to $455.0 million for the three months ended March 31, 2018.  This increase was related to most lines of business including property, casualty, energy and accident and health.  Net written premiums increased by 19.5% to $416.2 million for the three months ended March 31, 2019 compared to $348.3 million for the three months ended March 31, 2018, which is consistent with the change in written premiums.  Premiums earned increased 8.0% to $373.2 million for the three months ended March 31, 2019 compared to $345.7 million for the three months ended March 31, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$241.8	64.8%		$-	0.0%		$241.8	64.8%
Catastrophes	-	0.0%		0.6	0.2%		0.6	0.2%
Total segment	$241.8	64.8%		$0.6	0.2%		$242.4	65.0%

2018
Attritional	$235.3	68.1%		$0.4	0.1%		$235.7	68.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$235.3	68.1%		$0.4	0.1%		$235.7	68.2%

Variance 2019/2018
Attritional	$6.5	(3.3)	pts	$(0.4)	(0.1)	pts	$6.1	(3.4)	pts
Catastrophes	-	-	pts	0.6	0.2	pts	0.6	0.2	pts
Total segment	$6.5	(3.3)	pts	$0.2	0.1	pts	$6.7	(3.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 2.8% to $242.4 million for the three months ended March 31, 2019 compared to $235.7 million for the three months ended March 31, 2018, mainly due to an increase of $6.5 million in current year attritional losses, related to the impact of the increase in premiums earned.  There were no current year catastrophe losses for the three months ended March 31, 2019 and 2018.

Segment Expenses.  Commission and brokerage increased slightly to $51.3 million for the three months ended March 31, 2019 compared to $50.7 million for the three months ended March 31, 2018.  The increase was mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.  Segment other underwriting expenses increased to $54.3 million for the three months ended March 31, 2019 compared to $50.4 million for the three months ended March 31, 2018.  The increase was mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $11.0 billion investment portfolio, at March 31, 2019, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $833.4 million of mortgage-backed securities in the $6,826.9 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $458.2 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2019
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,709.8	$7,498.4	$7,285.0	$7,066.5	$6,848.9
Market/Fair Value Change from Base (%)	5.8%	2.9%	0.0%	-3.0%	-6.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$335.6	$168.6	$-	$(172.6)	$(344.5)

We had $10,173.5 million and $10,167.0 million of gross reserves for losses and LAE as of March 31, 2019 and December 31, 2018, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$579.5	$651.9	$724.3	$796.8	$869.2
After-tax Change in Fair/Market Value	(114.4)	(57.2)	-	57.2	114.4

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

Dated:  May 15, 2019