Form 10-Q
period 2019-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2019-08-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

_X_    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

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

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2019
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2019 (unaudited) and
	December 31, 2018	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	three and six months ended June 30, 2019 and 2018 (unaudited)	2

	Consolidated Statements of Changes in Stockholder’s Equity for the three and six
	months ended June 30, 2019 and 2018 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2019 and 2018 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share amounts and par value per share)	2019	2018
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$6,971,971	$6,962,075
(amortized cost: 2019, $6,838,605; 2018, $7,032,749)
Fixed maturities - available for sale, at fair value	-	2,337
Equity securities, at fair value	751,642	564,338
Short-term investments (cost: 2019, $368,833; 2018, $174,155)	368,898	174,131
Other invested assets (cost: 2019, $943,022; 2018, $882,647)	943,022	882,647
Other invested assets, at fair value	1,892,988	1,717,336
Cash	377,189	404,522
Total investments and cash	11,305,710	10,707,386
Accrued investment income	50,276	47,232
Premiums receivable	1,564,911	1,471,805
Reinsurance receivables - unaffiliated	1,293,452	1,295,961
Reinsurance receivables - affiliated	3,467,105	3,544,975
Income taxes	151,109	409,892
Funds held by reinsureds	250,903	238,566
Deferred acquisition costs	361,621	353,630
Prepaid reinsurance premiums	439,433	328,796
Other assets	351,312	289,962
TOTAL ASSETS	$19,235,832	$18,688,205

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,148,412	$10,167,018
Unearned premium reserve	2,003,530	1,826,868
Funds held under reinsurance treaties	39,275	41,600
Other net payable to reinsurers	320,100	316,826
Senior notes due 6/1/2044	397,014	396,954
Long term notes due 5/1/2067	236,709	236,659
Note payable - affiliated	-	300,000
Accrued interest on debt and borrowings	3,063	3,093
Unsettled securities payable	63,050	50,912
Other liabilities	280,933	303,610
Total liabilities	13,492,086	13,643,540

Commitments and Contingencies (Note 6)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2019 and 2018)	-	-
Additional paid-in capital	1,100,489	1,100,315
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $10,403 at 2019 and ($33,506) at 2018	39,523	(126,254)
Retained earnings	4,603,734	4,070,604
Total stockholder's equity	5,743,746	5,044,665
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,235,832	$18,688,205

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,375,623	$1,179,836	$2,646,077	$2,295,846
Net investment income	90,709	72,070	175,243	141,979
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(4,929)	(872)	(7,219)	(907)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	147,492	(41,399)	284,838	(101,565)
Total net realized capital gains (losses)	142,563	(42,271)	277,619	(102,472)
Other income (expense)	(3,812)	77,682	(5,026)	2,805
Total revenues	1,605,083	1,287,317	3,093,913	2,338,158

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	843,222	1,228,760	1,639,318	1,942,015
Commission, brokerage, taxes and fees	316,775	288,002	604,993	544,459
Other underwriting expenses	83,351	74,226	161,733	151,577
Corporate expenses	2,519	1,513	4,170	5,109
Interest, fee and bond issue cost amortization expense	9,684	7,623	19,512	14,936
Total claims and expenses	1,255,551	1,600,124	2,429,726	2,658,096

INCOME (LOSS) BEFORE TAXES	349,532	(312,807)	664,187	(319,938)
Income tax expense (benefit)	67,628	(47,399)	131,057	(42,358)

NET INCOME (LOSS)	$281,904	$(265,408)	$533,130	$(277,580)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	68,095	(18,165)	156,544	(64,987)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	5,858	154	4,842	(4,681)
Total URA(D) on securities arising during the period	73,953	(18,011)	161,386	(69,668)

Foreign currency translation adjustments	(7,475)	(20,812)	2,089	(22,154)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,151	1,815	2,302	3,630
Total benefit plan net gain (loss) for the period	1,151	1,815	2,302	3,630
Total other comprehensive income (loss), net of tax	67,629	(37,008)	165,777	(88,192)

COMPREHENSIVE INCOME (LOSS)	$349,533	$(302,416)	$698,907	$(365,772)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2019	2018
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000
Balance, June 30	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,100,315	$387,841
Share-based compensation plans	87	48
Balance, March 31	1,100,402	387,889
Share-based compensation plans	87	47
Balance, June 30	1,100,489	387,936

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, January 1	(126,254)	(942)
Change to beginning balance due to adoption of ASU 2016-01	-	(2,447)
Net increase (decrease) during the period	98,148	(51,184)
Balance, March 31	(28,106)	(54,573)
Net increase (decrease) during the period	67,629	(37,008)
Balance, June 30	39,523	(91,581)

RETAINED EARNINGS:
Balance, January 1	4,070,604	5,025,824
Change to beginning balance due to adoption of ASU 2016-01	-	2,447
Net income (loss)	251,226	(12,172)
Balance, March 31	4,321,830	5,016,099
Net income (loss)	281,904	(265,408)
Balance, June 30	4,603,734	4,750,691

TOTAL STOCKHOLDER'S EQUITY, June 30	$5,743,746	$5,047,046

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$533,130	$(277,580)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(93,371)	(31,486)
Decrease (increase) in funds held by reinsureds, net	(14,688)	(13,233)
Decrease (increase) in reinsurance receivables	82,701	627,965
Decrease (increase) in income taxes	214,830	4,652
Decrease (increase) in prepaid reinsurance premiums	(110,643)	(6,626)
Increase (decrease) in reserve for losses and loss adjustment expenses	(21,387)	(34,332)
Increase (decrease) in unearned premiums	176,412	54,516
Increase (decrease) in other net payable to reinsurers	3,307	(76,825)
Increase (decrease) in losses in course of payment	(22,634)	78,740
Change in equity adjustments in limited partnerships	(23,662)	(29,160)
Distribution of limited partnership income	24,969	28,278
Change in other assets and liabilities, net	(65,421)	14,713
Non-cash compensation expense	13,913	5,903
Amortization of bond premium (accrual of bond discount)	826	3,478
Net realized capital (gains) losses	(277,619)	102,472
Net cash provided by (used in) operating activities	420,663	451,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	437,371	416,065
Proceeds from fixed maturities sold - available for sale, at market value	2,004,602	368,858
Proceeds from fixed maturities sold - available for sale, at fair value	2,706	1,065
Proceeds from equity securities sold - at fair value	148,973	429,927
Distributions from other invested assets	76,149	941,415
Cost of fixed maturities acquired - available for sale, at market value	(2,251,818)	(971,395)
Cost of fixed maturities acquired - available for sale, at fair value	-	(4,381)
Cost of equity securities acquired - at fair value	(228,872)	(555,998)
Cost of other invested assets acquired	(138,096)	(964,209)
Net change in short-term investments	(192,889)	47,613
Net change in unsettled securities transactions	13,100	(16,558)
Net cash provided by (used in) investing activities	(128,774)	(307,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(13,739)	(3,362)
Cost of repayment of note payable-affiliated	(300,000)	-
Net cash provided by (used in) financing activities	(313,739)	(3,362)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,483)	(5,217)

Net increase (decrease) in cash	(27,333)	135,298
Cash, beginning of period	404,522	229,552
Cash, end of period	$377,189	$364,850

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(87,045)	$(46,386)
Interest paid	19,433	14,544

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2019, and 2018

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

2.      BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2019 and 2018 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2018, 2017 and 2016 included in the Company’s most recent Form 10-K filing.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At June 30, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$892,226	$11,066	$(2,043)	$901,249	$-
Obligations of U.S. states and political subdivisions	501,019	27,035	(348)	527,706	-
Corporate securities	2,518,720	59,026	(23,056)	2,554,690	135
Asset-backed securities	516,941	1,201	(935)	517,207	-
Mortgage-backed securities
Commercial	271,298	15,385	(72)	286,611	-
Agency residential	602,695	14,283	(387)	616,591	-
Non-agency residential	2,701	3	-	2,704	-
Foreign government securities	520,922	21,323	(6,517)	535,728	-
Foreign corporate securities	1,012,083	32,315	(14,913)	1,029,485	316
Total fixed maturity securities	$6,838,605	$181,637	$(48,271)	$6,971,971	$451

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$2,250,312	$3,573	$(11,088)	$2,242,797	$-
Obligations of U.S. states and political subdivisions	489,013	12,915	(2,839)	499,089	440
Corporate securities	2,273,581	12,487	(69,915)	2,216,153	430
Asset-backed securities	223,192	102	(2,039)	221,255	-
Mortgage-backed securities
Commercial	135,380	1,947	(723)	136,604	-
Agency residential	149,306	1,177	(1,709)	148,774	-
Non-agency residential	3,115	3	(4)	3,114	-
Foreign government securities	576,540	14,399	(11,353)	579,586	-
Foreign corporate securities	932,310	13,325	(30,932)	914,703	281
Total fixed maturity securities	$7,032,749	$59,928	$(130,602)	$6,962,075	$1,151

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

	At June 30, 2019		At December 31, 2018
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$637,109	$631,917	$511,193	$507,572
Due after one year through five years	2,922,404	2,955,499	4,271,245	4,230,451
Due after five years through ten years	1,294,439	1,348,170	1,177,752	1,163,831
Due after ten years	591,018	613,272	561,566	550,474
Asset-backed securities	516,941	517,207	223,192	221,255
Mortgage-backed securities
Commercial	271,298	286,611	135,380	136,604
Agency residential	602,695	616,591	149,306	148,774
Non-agency residential	2,701	2,704	3,115	3,114
Total fixed maturity securities	$6,838,605	$6,971,971	$7,032,749	$6,962,075

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$93,919	$(23,064)	$204,828	$(88,552)
Fixed maturity securities, other-than-temporary impairment	(368)	266	(700)	365
Change in unrealized appreciation (depreciation), pre-tax	93,551	(22,798)	204,128	(88,187)
Deferred tax benefit (expense)	(19,675)	4,843	(42,889)	18,596
Deferred tax benefit (expense), other-than-temporary impairment	77	(56)	147	(77)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity	$73,953	$(18,011)	$161,386	$(69,668)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2019 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$37,960	$(12)	$304,142	$(2,031)	$342,102	$(2,043)
Obligations of U.S. states and political subdivisions	1,991	(48)	9,840	(300)	11,831	(348)
Corporate securities	191,106	(8,266)	307,906	(14,790)	499,012	(23,056)
Asset-backed securities	295,890	(833)	52,686	(102)	348,576	(935)
Mortgage-backed securities
Commercial	1,578	(2)	17,342	(70)	18,920	(72)
Agency residential	13,049	(32)	38,667	(355)	51,716	(387)
Non-agency residential	1,435	-	-	-	1,435	-
Foreign government securities	16,603	(124)	138,472	(6,393)	155,075	(6,517)
Foreign corporate securities	27,650	(350)	225,895	(14,563)	253,545	(14,913)
Total fixed maturity securities	$587,262	$(9,667)	$1,094,950	$(38,604)	$1,682,212	$(48,271)

	Duration of Unrealized Loss at June 30, 2019 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$37,823	$(624)	$188,033	$(9,133)	$225,856	$(9,757)
Due in one year through five years	115,774	(960)	593,416	(15,494)	709,190	(16,454)
Due in five years through ten years	101,238	(6,438)	95,780	(3,859)	197,018	(10,297)
Due after ten years	20,475	(778)	109,026	(9,591)	129,501	(10,369)
Asset-backed securities	295,890	(833)	52,686	(102)	348,576	(935)
Mortgage-backed securities	16,062	(34)	56,009	(425)	72,071	(459)
Total fixed maturity securities	$587,262	$(9,667)	$1,094,950	$(38,604)	$1,682,212	$(48,271)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2019 were $1,682,212 thousand and $48,271 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2019, did not exceed 0.5% of the overall market value of the Company’s fixed maturity securities.    In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $9,667 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic corporate securities.  Of these unrealized losses, $1,291 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $38,604 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and U.S. government agencies.  Of these unrealized losses $26,147 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities	$65,374	$48,523	$132,428	$90,942
Equity securities	2,319	3,627	3,750	8,030
Short-term investments and cash	3,169	1,302	5,905	2,230
Other invested assets
Limited partnerships	15,116	14,168	23,171	28,640
Dividends from preferred shares of affiliate	7,758	7,758	15,516	15,516
Other	3,299	1,460	6,279	4,655
Gross investment income before adjustments	97,035	76,838	187,049	150,013
Funds held interest income (expense)	1,445	731	4,326	3,599
Interest income from Parent	-	1,075	-	2,150
Gross investment income	98,480	78,644	191,375	155,762
Investment expenses	(7,771)	(6,574)	(16,132)	(13,783)
Net investment income	$90,709	$72,070	$175,243	$141,979

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

The Company had contractual commitments to invest up to an additional $565,479 thousand in limited partnerships and private placement loans at June 30, 2019.  These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2023.

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

As of the third quarter of 2018, the Company has consolidated its participation in the facility.  As a result, the underlying investments are now recorded in the various investment line items within the Company’s balance sheet, rather than as part of other invested assets.  As of June 30, 2019, the market value of investments in the facility consolidated within the Company’s balance sheets was $305,548 thousand.

Other invested assets, at fair value, as of June 30, 2019 and December 31, 2018, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturity securities, market value:
Other-than-temporary impairments	$(4,929)	$(872)	$(7,219)	$(907)
Gains (losses) from sales	(2,313)	(172)	1,113	5,958
Fixed maturity securities, fair value:
Gains (losses) from sales	356	(1,068)	356	(1,082)
Gains (losses) from fair value adjustments	-	958	13	958
Equity securities, fair value:
Gains (losses) from sales	(1,314)	(1,601)	3,730	(4,082)
Gains (losses) from fair value adjustments	25,829	25,550	103,675	(1,464)
Other invested assets	(152)	581	244	584
Other invested assets, fair value:
Gains (losses) from fair value adjustments	125,024	(65,647)	175,651	(102,436)
Short-term investment gains (losses)	62	-	56	(1)
Total net realized capital gains (losses)	$142,563	$(42,271)	$277,619	$(102,472)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sales of fixed maturity securities	$403,419	$214,942	$2,007,308	$369,923
Gross gains from sales	3,133	2,066	11,237	8,993
Gross losses from sales	(5,090)	(3,306)	(9,768)	(4,117)

Proceeds from sales of equity securities	$79,735	$301,448	$148,973	$429,927
Gross gains from sales	2,577	4,678	8,248	7,906
Gross losses from sales	(3,891)	(6,279)	(4,518)	(11,988)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2019	2018
Gross reserves beginning of period	$10,167,018	$9,343,028
Less reinsurance recoverables	(4,697,543)	(5,727,268)
Net reserves beginning of period	5,469,475	3,615,760

Incurred related to:
Current year	1,615,277	1,451,011
Prior years	24,041	491,004
Total incurred losses and LAE	1,639,318	1,942,015

Paid related to:
Current year	391,381	378,985
Prior years	1,144,204	912,199
Total paid losses and LAE	1,535,585	1,291,184

Foreign exchange/translation adjustment	228	(16,509)

Net reserves end of period	5,573,437	4,250,082
Plus reinsurance recoverables	4,574,975	5,037,479
Gross reserves end of period	$10,148,412	$9,287,561

(Some amounts may not reconcile due to rounding.)

Incurred prior years losses increased by $24,041 thousand for the six months ended June 30, 2019 and by $491,004 thousand for the six months ended June 30, 2018, respectively.  The increase for 2018 was mainly due to $494,221 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.   No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At June 30, 2019, $474,322 thousand of fixed maturities, market value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $412,095 thousand   were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $62,228 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.  At December 31, 2018, $383,994 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $354,133 thousand and all of the $2,337 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The remaining Level 3 fixed maturities of $28,708 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2019 and December 31, 2018 of $155,784 thousand and $124,228 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at June 30, 2019 and December 31, 2018, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$901,249	$-	$901,249	$-
Obligations of U.S. States and political subdivisions	527,706	-	527,706	-
Corporate securities	2,554,690	-	2,082,461	472,229
Asset-backed securities	517,207	-	517,207	-
Mortgage-backed securities
Commercial	286,611	-	286,611	-
Agency residential	616,591	-	616,591	-
Non-agency residential	2,704	-	2,704	-
Foreign government securities	535,728	-	535,728	-
Foreign corporate securities	1,029,485	-	1,027,392	2,093
Total fixed maturities, market value	6,971,971	-	6,497,649	474,322

Fixed maturities, fair value	-	-	-	-
Equity securities, fair value	751,642	690,230	61,412	-
Other invested assets, fair value	1,892,988	-	-	1,892,988

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2019.

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

In addition, $154,908 thousand and $117,662 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$367,178	$7,298	$374,476	$376,250	$7,744	$383,994
Total gains or (losses) (realized/unrealized)
Included in earnings	(2,528)	(238)	(2,766)	2,330	(119)	2,211
Included in other comprehensive income (loss)	1,870	-	1,870	2,444	-	2,444
Purchases, issuances and settlements	101,732	(4,967)	96,765	89,686	(5,532)	84,154
Transfers in and/or (out) of Level 3	3,977	-	3,977	1,519	-	1,519
Ending balance	$472,229	$2,093	$474,322	$472,229	$2,093	$474,322

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$168,590	$11,368	$179,958	$158,221	$6,952	$165,173
Total gains or (losses) (realized/unrealized)
Included in earnings	623	(504)	119	1,345	(410)	935
Included in other comprehensive income (loss)	190	-	190	425	-	425
Purchases, issuances and settlements	159,846	1	159,847	169,258	4,323	173,581
Transfers in and/or (out) of Level 3	-	1,750	1,750	-	1,750	1,750
Ending balance	$329,249	$12,615	$341,864	$329,249	$12,615	$341,864

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$2,350	$2,350	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	356	356	369	369
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	(2,706)	(2,706)	(2,706)	(2,706)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$1,821	$1,821	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(142)	(142)	(156)	(156)
Included in other comprehensive income (loss)	32	32	32	32
Purchases, issuances and settlements	1,481	1,481	3,316	3,316
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$3,192	$3,192	$3,192	$3,192

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $3,977 thousand and $1,519 thousand for the three and six months ended June 30, 2019.  The transfers during 2019 were related to securities that were priced using a recognized pricing service as of December 31, 2018.  These securities were subsequently priced using single non-binding broker quotes as of June 30, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Other invested assets, fair value:
Beginning balance	$1,767,963	$1,770,684	$1,717,336	$1,807,473
Total gains or (losses) (realized/unrealized)	-
Included in earnings	125,025	(65,647)	175,652	(102,436)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,892,988	$1,705,037	$1,892,988	$1,705,037

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The Company has entered into separate annuity agreements with The Prudential Insurance Company of America (“The Prudential”) and an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company were unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2019	2018
The Prudential	$141,386	$142,754
Unaffiliated life insurance company	33,720	34,717

7.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$86,524	$(18,138)	$68,386	$198,965	$(41,868)	$157,097
URA(D) on securities - OTTI	(368)	77	(291)	$(700)	147	$(553)
Reclassification of net realized losses (gains) included in net income (loss)	7,394	(1,536)	5,858	5,862	(1,020)	4,842
Foreign currency translation adjustments	(9,465)	1,990	(7,475)	2,645	(556)	2,089
Reclassification of amortization of net gain (loss) included in net income (loss)	1,457	(306)	1,151	2,914	(612)	2,302
Total other comprehensive income (loss)	$85,542	$(17,913)	$67,629	$209,686	$(43,909)	$165,777

(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(23,527)	$5,152	$(18,375)	$(82,917)	$17,642	$(65,275)
URA(D) on securities - OTTI	266	(56)	210	365	(77)	288
Reclassification of net realized losses (gains) included in net income (loss)	463	(309)	154	(5,635)	954	(4,681)
Foreign currency translation adjustments	(26,362)	5,550	(20,812)	(28,058)	5,904	(22,154)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,297	(482)	1,815	4,595	(965)	3,630
Total other comprehensive income (loss)	$(46,863)	$9,855	$(37,008)	$(111,650)	$23,458	$(88,192)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item within the statements of
AOCI component	2019	2018	2019	2018	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$7,394	$463	$5,862	$(5,635)	Other net realized capital gains (losses)
	(1,536)	(309)	(1,020)	954	Income tax expense (benefit)
	$5,858	$154	$4,842	$(4,681)	Net income (loss)

Benefit plan net gain (loss)	$1,457	$2,297	$2,914	$4,595	Other underwriting expenses
	(306)	(482)	(612)	(965)	Income tax expense (benefit)
	$1,151	$1,815	$2,302	$3,630	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018

Beginning balance of URA (D) on securities	$31,483	$(16,662)	$(55,950)	$37,442
Change to beginning balance due to adoption of ASU 2016-01	-	-	-	(2,447)
Current period change in URA (D) of investments - temporary	74,244	(18,221)	161,939	(69,956)
Current period change in URA (D) of investments - non-credit OTTI	(291)	210	(553)	288
Ending balance of URA (D) on securities	105,436	(34,673)	105,436	(34,673)

Beginning balance of foreign currency translation adjustments	6,678	32,203	(2,886)	33,545
Current period change in foreign currency translation adjustments	(7,475)	(20,812)	2,089	(22,154)
Ending balance of foreign currency translation adjustments	(797)	11,391	(797)	11,391

Beginning balance of benefit plan net gain (loss)	(66,267)	(70,114)	(67,418)	(71,929)
Current period change in benefit plan net gain (loss)	1,151	1,815	2,302	3,630
Ending balance of benefit plan net gain (loss)	(65,116)	(68,299)	(65,116)	(68,299)

Ending balance of accumulated other comprehensive income (loss)	$39,523	$(91,581)	$39,523	$(91,581)

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At June 30, 2019, the total amount on deposit in the trust account was $644,803 thousand.

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

				June 30, 2019		December 31, 2018
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
Senior notes	06/05/2014	06/01/2044	400,000	$397,014	$429,048	$396,954	$396,968

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2019		December 31, 2018
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,709	$211,125	$236,659	$200,390

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for May 15, 2019 to August 14, 2019 is 4.9%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2019	2018	2019	2018
Interest expense incurred	$3,406	$2,702	$6,011	$5,093

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

Supplemental information related to operating leases is as follows for the periods indicated:

Six Months Ended
(Dollars in thousands)	June 30,
Lease expense incurred:	2019
Operating lease cost	$9,355

At June 30,
(Dollars in thousands)	2019
Operating lease right of use assets	$53,690
Operating lease liabilities	59,335

Six Months Ended
June 30,
(Dollars in thousands)	2019
Operating cash flows from operating leases	$8,617

At June 30,
2019
Weighted average remaining operating lease term	5.9 years
Weighted average discount rate on operating leases	4.48%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2019	$8,464
2020	16,883
2021	8,160
2022	7,864
2023	7,757
2024	7,611
Thereafter	12,480
Undiscounted lease payments	69,219
Less: present value adjustment	9,884
Total operating lease liability	$59,335

The amount of operating lease liabilities is not separately presented in the consolidated financial statements but is included in other liabilities.  Disclosures regarding minimum lease payments under previous lease accounting guidance can be found in the Company’s 2018 Form 10-K.

On July 2, 2019, the Company entered into a lease agreement to relocate its corporate offices from Liberty Corner, New Jersey to a corporate complex in Warren, New Jersey.  The new lease, which covers approximately 315,000 square feet of office space, will be effective October 1, 2019 and runs through 2036.  The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year.  The Company expects to relocate the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex by the end of 2020.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$641,763	$652,110	$1,405,903	$1,296,332
Net written premiums	487,694	429,931	1,105,835	853,762

Premiums earned	$605,136	$467,509	$1,180,040	$908,894
Incurred losses and LAE	367,473	708,524	684,111	1,009,728
Commission and brokerage	172,589	148,711	339,692	276,031
Other underwriting expenses	15,728	15,472	31,319	32,358
Underwriting gain (loss)	$49,346	$(405,198)	$124,918	$(409,223)

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$372,671	$398,714	$761,642	$765,738
Net written premiums	350,219	337,357	708,077	672,232

Premiums earned	$353,086	$343,133	$675,460	$672,072
Incurred losses and LAE	213,808	259,487	450,884	435,846
Commission and brokerage	85,974	84,379	155,836	162,773
Other underwriting expenses	9,632	9,869	18,097	19,955
Underwriting gain (loss)	$43,672	$(10,602)	$50,643	$53,498

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$673,603	$581,460	$1,205,374	$1,036,445
Net written premiums	481,952	423,066	898,196	771,387

Premiums earned	$417,401	$369,194	$790,577	$714,880
Incurred losses and LAE	261,941	260,749	504,323	496,441
Commission and brokerage	58,212	54,912	109,465	105,655
Other underwriting expenses	57,991	48,885	112,317	99,264
Underwriting gain (loss)	$39,257	$4,648	$64,472	$13,520

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Underwriting gain (loss)	$132,275	$(411,152)	$240,033	$(342,205)
Net investment income	90,709	72,070	175,243	141,979
Net realized capital gains (losses)	142,563	(42,271)	277,619	(102,472)
Corporate expense	(2,519)	(1,513)	(4,170)	(5,109)
Interest, fee and bond issue cost amortization expense	(9,684)	(7,623)	(19,512)	(14,936)
Other income (expense)	(3,812)	77,682	(5,026)	2,805
Income (loss) before taxes	$349,532	$(312,807)	$664,187	$(319,938)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Canada gross written premiums	$47,206	$44,189	$86,256	$84,581

No other country represented more than 5% of the Company’s revenues.

13.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note was repaid in December 2018. Interest income in the amount of $0 thousand and $1,075 thousand was recorded by Holdings for the three months ended June 30, 2019 and 2018, respectively.  Interest income in the amount of $0 thousand and $2,150 thousand was recorded by Holdings for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Dividends received on preferred stock of affiliate	$7,758	$7,758	$15,516	$15,516

Affiliated Companies

Effective December 31, 2018, Holdings entered into a $300,000 thousand long-term promissory note agreement with Bermuda Re.  The note was repaid in May, 2019.  This transaction was presented as a Note Payable – Affiliated in the consolidated balance sheets of Holdings as of December 31, 2018.  Interest expense of $1,356 thousand and $3,658 thousand was recorded by Holdings for the three and six months ended June 30, 2019, respectively.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Ceded written premiums	$19,534	$142,971	$71,007	$275,291
Ceded earned premiums	16,598	148,073	69,122	284,231
Ceded losses and LAE	(3,417)	(157,443)	8,316	36,108

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Ceded written premiums	$-	$-	$-	$-
Ceded earned premiums	-	-	-	-
Ceded losses and LAE	(46)	(357)	(36)	(357)

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Assumed written premiums	$-	$-	$-	$-
Assumed earned premiums	-	-	-	-
Assumed losses and LAE	2,296	373	695	3,346

	Three Months Ended		Six Months Ended
Lloyd's Syndicate 2786	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Assumed written premiums	$483	$2,421	$(8,726)	$(261)
Assumed earned premiums	1,596	6,064	(17,231)	10,950
Assumed losses and LAE	4,391	1,441	(3,527)	8,026

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

	Three Months Ended		Six Months Ended
Mt. Logan Re Segregated Accounts	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Ceded written premiums	$51,289	$40,622	$114,512	$101,439
Ceded earned premiums	61,812	54,885	106,634	104,975
Ceded losses and LAE	30,159	92,100	64,781	107,907

Assumed written premiums	-	1,604	-	4,647
Assumed earned premiums	-	1,604	-	4,647
Assumed losses and LAE	-	-	-	-

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$2,276	$2,977	$4,553	$5,954
Interest cost	2,930	2,585	5,860	5,170
Expected return on plan assets	(5,016)	(3,670)	(10,031)	(7,341)
Amortization of net (income) loss	1,601	2,237	3,203	4,473
FAS 88 settlement charge	104	-	208	-
Net periodic benefit cost	$1,895	$4,129	$3,793	$8,256

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$286	$446	$573	$893
Interest cost	295	307	590	614
Amortization of prior service cost	(144)	(33)	(289)	(66)
Amortization of net (income) loss	-	94	-	188
Net periodic benefit cost	$437	$814	$874	$1,629

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2019 and 2018.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2019	2018	(Decrease)	2019	2018	(Decrease)
Gross written premiums	$1,688.0	$1,632.3	3.4%	$3,372.9	$3,098.5	8.9%
Net written premiums	1,319.9	1,190.4	10.9%	2,712.1	2,297.4	18.1%

REVENUES:
Premiums earned	$1,375.6	$1,179.8	16.6%	$2,646.1	$2,295.8	15.3%
Net investment income	90.7	72.1	25.9%	175.2	142.0	23.4%
Net realized capital gains (losses)	142.6	(42.3)	NM	277.6	(102.5)	NM
Other income (expense)	(3.8)	77.7	-104.9%	(5.0)	2.8	NM
Total revenues	1,605.0	1,287.3	24.7%	3,093.9	2,338.2	32.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	843.2	1,228.8	-31.4%	1,639.3	1,942.0	-15.6%
Commission, brokerage, taxes and fees	316.8	288.0	10.0%	605.0	544.5	11.1%
Other underwriting expenses	83.3	74.2	12.3%	161.7	151.6	6.7%
Corporate expense	2.5	1.5	66.5%	4.2	5.1	-18.4%
Interest, fee and bond issue cost amortization expense	9.7	7.6	27.0%	19.5	14.9	30.6%
Total claims and expenses	1,255.5	1,600.1	-21.5%	2,429.7	2,658.1	-8.6%

INCOME (LOSS) BEFORE TAXES	349.5	(312.8)	-211.7%	664.2	(319.9)	NM
Income tax expense (benefit)	67.6	(47.4)	-242.7%	131.1	(42.4)	NM
NET INCOME (LOSS)	$281.9	$(265.4)	-206.2%	$533.1	$(277.6)	NM

RATIOS:			Point Change			Point Change
Loss ratio	61.3%	104.1%	(42.8)	62.0%	84.6%	(22.6)
Commission and brokerage ratio	23.0%	24.4%	(1.4)	22.9%	23.7%	(0.8)
Other underwriting expense ratio	6.1%	6.3%	(0.2)	6.1%	6.6%	(0.6)
Combined ratio	90.4%	134.8%	(44.4)	90.9%	114.9%	(24.0)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions)				2019	2018	(Decrease)
Balance sheet data:
Total investments and cash				$11,305.7	$10,707.4	5.6%
Total assets				19,235.8	18,688.2	2.9%
Loss and loss adjustment expense reserves				10,148.4	10,167.0	-0.2%
Total debt				633.7	933.6	-32.1%
Total liabilities				13,492.1	13,643.5	-1.1%
Stockholder's equity				5,743.7	5,044.7	13.9%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 3.4% to $1,688.0 million for the three months ended June 30, 2019, compared to $1,632.3 million for the three months ended June 30, 2018, reflecting a $92.1 million, or 15.8%, increase in our insurance business and a $36.4 million, or 3.5% decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, energy and specialty lines.  The decrease in reinsurance premiums was mainly due to decreases in treaty property writings, partially offset by an increase in treaty casualty writings.  Gross written premiums increased by 8.9% to $3,372.9 million for the six months ended June 30, 2019, compared to $3,098.5 million for the six months ended June 30, 2018, reflecting a $168.9 million, or

16.3%, increase in our insurance business and a $105.5 million, or 5.1%, increase in our reinsurance business.  The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, energy and accident and health.  The increase in reinsurance premiums was mainly due to an increase in treaty casualty writings, partially offset by a decline in property business.

Net written premiums increased by 10.9% to $1,319.9 million for the three months ended June 30, 2019, compared to $1,990.4 million for the three months ended June 30, 2018, and increased by 18.1% to $2,712.1 million for the six months ended June 30, 2019, compared to $2,297.4 million for the six months ended June 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts.  Premiums ceded to Bermuda Re during the three months ended June 30, 2019 were $19.5 million compared with $143.0 million during the three months ended June 30, 2018.  Premiums ceded to Bermuda Re during the six months ended June 30, 2019 were $71.0 million compared with $275.3 million during the six months ended June 30, 2018.  Premiums earned increased by 16.6% to $1,375.6 million for the three months ended June 30, 2019, compared to $1,179.8 million for the three months ended June 30, 2018, and increased by 15.3% to $2,646.1 million for the six months ended June 30, 2019, compared to $2,295.8 million for the six months ended 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 25.9% to $90.7 million for the three months ended June 30, 2019 compared with net investment income of $72.1 million for the three months ended June 30, 2018.  Net investment income increased 23.4% to $175.2 million for the six months ended June 30, 2019 compared with net investment income of $142.0 million for the six months ended June 30, 2018.  Net pre-tax investment income as a percentage of average invested assets was 3.3% for the three months ended June 30, 2019 compared to 3.2% for the three months ended June 30, 2018, and was 3.2% for the six months ended June 30, 2019 and June 30, 2018.  The increase in income was primarily the result of higher income from our growing fixed maturity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $142.6 million and net realized capital losses were $42.3 million for the three months ended June 30, 2019 and 2018, respectively.  The net realized capital gains of $142.6 million for the three months ended June 30, 2019 were comprised of $150.7 million of gains from fair value re-measurements, partially offset by $4.9 million of other than temporary impairments and $3.3 million of net losses from sales of investments.  The net realized capital losses of $42.3 million for the three months ended June 30, 2018 were comprised of $39.1 million of losses from fair value re-measurements, $2.3 million of losses from sales of investments and $0.9 million of other-than-temporary investments.

Net realized capital gains were $277.6 million and net realized capital losses were $102.5 million for the six months ended June 30, 2019 and 2018, respectively.  The net realized capital gains of $277.6 million for the six months ended June 30, 2019 were comprised of $279.2 million of gains from fair value re-measurements and $5.6 million of net gains from sales of investments, partially offset by $7.2 million of other-than-temporary impairments.  The net realized capital losses of $102.5 million for the six months ended June 30, 2018 were comprised of $102.9 million of losses from fair value re-measurements and $0.9 million of other-than-temporary investments, partially offset by $1.3 million of gains from sales of investments.

Other Income (Expense).  We recorded other expense of $3.8 million and other income of $77.7 million for the three months ended June 30, 2019 and 2018, respectively.  We recorded other expense of $5.0 million and other income of $2.8 million for the six months ended June 30, 2019 and 2018, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates and changes in deferred gains under retroactive reinsurance agreements.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$826.5	60.1%		$(13.8)	-1.0%		$812.7	59.1%
Catastrophes	(0.1)	0.0%		30.6	2.2%		30.5	2.2%
Total	$826.4	60.1%		$16.8	1.2%		$843.2	61.3%

2018
Attritional	$673.5	57.0%		$(3.5)	-0.3%		$670.0	56.7%
Catastrophes	64.6	5.5%		494.2	41.9%		558.8	47.4%
Total	$738.1	62.5%		$490.7	41.6%		$1,228.8	104.1%

Variance 2019/2018
Attritional	$153.0	3.1	pts	$(10.3)	(0.7)	pts	$142.7	2.4	pts
Catastrophes	(64.7)	(5.5)	pts	(463.6)	(39.7)	pts	(528.3)	(45.2)	pts
Total	$88.3	(2.4)	pts	$(473.9)	(40.4)	pts	$(385.6)	(42.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,590.4	60.1%		$(13.8)	-0.5%		$1,576.5	59.6%
Catastrophes	24.9	0.9%		37.9	1.4%		62.8	2.4%
Total	$1,615.3	61.0%		$24.0	0.9%		$1,639.3	62.0%

2018
Attritional	$1,386.4	60.4%		$(3.2)	-0.1%		$1,383.2	60.3%
Catastrophes	64.6	2.8%		494.2	21.5%		558.8	24.3%
Total	$1,451.0	63.2%		$491.0	21.4%		$1,942.0	84.6%

Variance 2019/2018
Attritional	$204.0	(0.3)	pts	$(10.6)	(0.4)	pts	$193.3	(0.7)	pts
Catastrophes	(39.7)	(1.9)	pts	(456.3)	(20.1)	pts	(496.0)	(21.9)	pts
Total	$164.3	(2.2)	pts	$(467.0)	(20.5)	pts	$(302.7)	(22.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 31.4% to $843.2 million for the three months ended June 30, 2019 compared to $1,228.8 million for the three months ended June 30, 2018, primarily due to $463.6 million of less unfavorable development on prior year catastrophe losses and a decrease in current year catastrophe losses of $64.7 million, partially offset by an increase in current year attritional losses of $153.0 million primarily due to the increase in premiums earned.  There were no current year catastrophe losses for the three months ended June 30, 2019.  The $494.2 million of unfavorable development on prior years catastrophe losses, for the three months ended June 30, 2018 mainly related to Hurricanes Harvey, Irma and Maria.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The current year catastrophe losses of $64.6 million for the three months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million) and the U.S. winter storms ($14.6 million).

Incurred losses and LAE decreased by 15.6% to $1,639.3 million for the six months ended June 30, 2019 compared to $1,942.0 million for the six months ended June 30, 2018, primarily due to $456.3 million of less unfavorable development on prior year catastrophe losses and a decrease in current year catastrophe losses of $39.7 million, partially offset by an increase in current year attritional losses of $204.0 million.  The current year catastrophe losses of $24.9 million for the six months ended June 30, 2019 are primarily due to Townsville monsoon in Australia.  The $494.2 million of unfavorable development on prior years catastrophe losses, for the six months ended June 30, 2018 mainly related to Hurricanes Harvey, Irma and Maria.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The current year catastrophe losses of $64.6 million for the six months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million) and the U.S. winter storms ($14.6 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $316.8 million for the three months ended June 30, 2019 compared to $288.0 million for the three months ended June 30, 2018.  Commission, brokerage, taxes and fees increased to $605.0 million for the six months ended June 30, 2019 compared to $544.5 million for the six months ended June 30, 2018.  The increases were mainly due to the impacts of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses increased slightly to $83.3 million for the three months ended June 30, 2019 compared to $74.2 million for the three months ended June 30, 2018.  Other underwriting expenses increased to $161.7 million for the six months ended June 30, 2019 compared to $151.6 million for the six months ended June 30, 2018.  These increases were primarily due to the increase in premiums earned, changes in the mix of business and the continued expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $2.5 million from $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and decreased to $4.2 million from $5.1 million for the six months ended June 30, 2019 and 2018, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $9.7 million and $7.6 million for the three months ended June 30, 2019 and 2018, respectively.  Interest, fees and other bond amortization expense was $19.5 million and $14.9 million for the six months ended June 30, 2019 and 2018, respectively.  The change in expense was primarily due to interest expense on the $300.0 million affiliated loan agreement with Bermuda Re effective on December 31, 2018 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 4.9% as of June 30, 2019 compared to 4.7% as of June 30, 2018.

Income Tax Expense (Benefit).  We had an income tax expense of $67.6 million and an income tax benefit of $47.4 million for the three months ended June 30, 2019 and 2018, respectively. We had an income tax expense of $131.1 million and an income tax benefit of $42.4 million for the six months ended June 30, 2019 and 2018, respectively. Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) as well as changes in tax exempt investment income and creditable foreign taxes.  The change in income tax expense (benefit) was primarily due to the increase in net capital gains and underwriting income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Net Income (Loss).
Our net income was $281.9 million for the three months ended June 30, 2019, and our net loss was $265.4 million, for the three months ended June 30, 2018 respectively.  Our net income was $533.1 million for the six months ended June 30, 2019, and our net loss was $277.6 million, for the six months ended June 30, 2018 respectively.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 44.4 points to 90.4% for the three months ended June 30, 2019 compared to 134.8% for the three months ended June 30, 2018, and decreased by 24.0 points to 90.9% for the six months ended June 30, 2019 compared to 114.9% for the six months ended June 30, 2018.  The loss ratio component decreased by 42.8 points and 22.6 points in for the three and six months ended June 30, 2019, respectively, over the same period last year mainly due to a lower loss ratio on prior year catastrophe losses in 2019 compared to 2018.  The commission and brokerage ratio component decreased to 23.0% for the three months ended June 30, 2019 compared to 24.4% for the three months ended June 30, 2018, and decreased to 22.9% for the six months ended June 30, 2019 compared to 23.7% for the six months ended June 30, 2018, reflecting changes in affiliated reinsurance agreements and changes in the mix of business.  The other underwriting expense ratio decreased slightly to 6.1% for the three months ended June 30, 2019 from 6.3% for the three months ended June 30, 2018 and decreased slightly to 6.1% for the six months ended June 30, 2019 from 6.6% for the six months ended June 30, 2018, mainly due to the impact of changes in affiliated reinsurance contracts and the increase in premiums earned.

Stockholder's Equity.
Stockholder’s equity increased by $699.0 million to $5,743.7 million at June 30, 2019 from $5,044.7 million at December 31, 2018, principally as a result of $533.1 million of net income, $161.4 million of net unrealized appreciation on investments, net of tax, $2.3 million of net benefit plan obligation adjustments and $2.1 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 25.9% to $90.7 million for the three months ended June 30, 2019 compared with net investment income of $72.1 million for the three months ended June 30, 2018.  Net investment income increased by 23.4% to $175.2 million for the six months ended June 30, 2019 compared with net investment income of $142.0 million for the six months ended June 30, 2018.  The increase in income was primarily the result of higher income from our growing fixed maturity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Fixed maturities	$65.3	$48.5	$132.4	$90.9
Equity securities	2.4	3.6	3.8	8.0
Short-term investments and cash	3.2	1.3	5.9	2.2
Other invested assets
Limited partnerships	15.1	14.1	23.2	28.6
Dividends from preferred shares of affiliate	7.7	7.7	15.5	15.5
Other	3.3	1.5	6.3	4.7
Gross investment income before adjustments	97.1	76.8	187.1	150.0
Funds held interest income (expense)	1.4	0.7	4.3	3.6
Interest income from Parent	-	1.1	-	2.2
Gross investment income	98.5	78.7	191.4	155.8
Investment expenses	(7.8)	(6.6)	(16.1)	(13.8)
Net investment income	$90.7	$72.1	$175.3	$142.0

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2019	2018
Imbedded pre-tax yield of cash and invested assets	3.6%	3.5%
Imbedded after-tax yield of cash and invested assets	2.9%	2.8%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Annualized pre-tax yield on average cash and invested assets	3.3%	3.2%	3.2%	3.2%
Annualized after-tax yield on average cash and invested assets	2.7%	2.6%	2.6%	2.6%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2019	2018	Variance	2019	2018	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$2.8	$2.1	$0.7	$10.9	$9.0	$1.9
Losses	(5.0)	(2.2)	(2.8)	(9.7)	(3.0)	(6.7)
Total	(2.2)	(0.1)	(2.1)	1.2	6.0	(4.8)

Fixed maturity securities, fair value
Gains	0.4	-	0.4	0.4	-	0.4
Losses	-	(1.1)	1.1	-	(1.1)	1.1
Total	0.4	(1.1)	1.5	0.4	(1.1)	1.5

Equity securities, fair value
Gains	2.5	4.7	(2.2)	8.2	7.9	0.3
Losses	(3.9)	(6.3)	2.4	(4.5)	(12.0)	7.5
Total	(1.3)	(1.6)	0.3	3.7	(4.1)	7.8

Other invested assets
Gains	-	0.6	(0.6)	0.3	0.6	(0.3)
Losses	(0.1)	-	(0.1)	(0.1)	-	(0.1)
Total	(0.1)	0.6	(0.7)	0.2	0.6	(0.4)

Short Term Investments:
Gains	0.1	-	0.1	0.1	-	0.1
Losses	-	-	-	(0.0)	-	(0.0)
Total	0.1	-	0.1	0.1	-	0.1

Total net realized gains (losses) from sales
Gains	5.7	7.3	(1.6)	19.9	17.4	2.5
Losses	(9.0)	(9.6)	0.6	(14.3)	(16.1)	1.8
Total	(3.3)	(2.3)	(1.0)	5.6	1.3	4.3

Other than temporary impairments:	(4.9)	(0.9)	(4.0)	(7.2)	(0.9)	(6.3)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	1.0	(1.0)	-	1.0	(1.0)
Equity securities, fair value	25.8	25.5	0.3	103.6	(1.5)	105.1
Other invested assets, fair value	125.0	(65.6)	190.6	175.6	(102.4)	278.0
Total	150.7	(39.1)	189.8	279.2	(102.9)	382.1

Total net realized gains (losses)	$142.6	$(42.3)	$184.9	$277.6	$(102.5)	$380.1

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $142.6 million and net realized capital losses were $42.3 million for the three months ended June 30, 2019 and 2018, respectively.  For the three months ended June 30, 2019, we recorded $150.7 million of gains from fair value re-measurements, partially offset by $4.9 million of other-than-temporary impairments and $3.3 million of net losses from sales of investments.  For the three months ended June 30, 2018 we recorded $39.1 million of losses from fair value re-measurements, $2.3 million of losses from sales of investments and $0.9 million of other-than-temporary investments.  The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

Net realized capital gains were $277.6 million and net realized capital losses were $102.5 million for the six months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019, we recorded $279.2 million of gains from fair value re-measurements and $5.6 million of net gains from sales of investments, partially offset by $7.2 million of other-than-temporary impairments.  For the six months ended June 30, 2018, we recorded $102.9 million of losses from fair value re-measurements and $0.9 million of other-than-temporary impairments, partially offset by $1.3 million of gains from sales of investments.  The fixed maturity and equity sales related primarily to adjusting the portfolios for overall market changes and individual credit shifts.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$641.8	$652.1	$(10.3)	-1.6%	$1,405.9	$1,296.3	$109.6	8.5%
Net written premiums	487.7	429.9	57.8	13.4%	1,105.8	853.8	252.0	29.5%

Premiums earned	$605.1	$467.5	$137.6	29.4%	$1,180.0	$908.9	$271.1	29.8%
Incurred losses and LAE	367.5	708.5	(341.0)	-48.1%	684.1	1,009.7	(325.6)	-32.2%
Commission and brokerage	172.6	148.7	23.9	16.1%	339.7	276.0	63.7	23.1%
Other underwriting expenses	15.7	15.5	0.2	1.3%	31.3	32.4	(1.1)	-3.4%
Underwriting gain (loss)	$49.3	$(405.2)	$454.5	-112.2%	$124.9	$(409.2)	$534.1	-130.5%

				Point Chg				Point Chg
Loss ratio	60.7%	151.6%		(90.9)	58.0%	111.1%		(53.1)
Commission and brokerage ratio	28.5%	31.8%		(3.3)	28.8%	30.4%		(1.6)
Other underwriting ratio	2.6%	3.3%		(0.7)	2.6%	3.5%		(0.9)
Combined ratio	91.8%	186.7%		(94.9)	89.4%	145.0%		(55.6)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums decreased by 1.6% to $641.8 million for the three months ended June 30, 2019 from $652.1 million for the three months ended June 30, 2018, primarily due to a decrease in treaty property writings, partially offset by an increase in treaty casualty business.  Net written premiums increased by 13.4% to $487.7 million for the three months ended June 30, 2019 compared to $429.9 million for the three months ended June 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance, including the impact of changes in affiliated reinsurance contracts.  Premiums earned increased by 29.4% to $605.1 million for the three months ended June 30, 2019 compared to $467.5 million for the three months ended June 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 8.5% to $1,405.9 million for the six months ended June 30, 2019 from $1,296.3 million for the six months ended June 30, 2018, primarily due to an increase in treaty casualty writings, partially offset by a decline in treaty property business.  Net written premiums increased by 29.5% to $1,105.8 million for the six months ended June 30, 2019 compared to $853.8 million for the six months ended June 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance, including the impact of changes in affiliated reinsurance contracts.  Premiums earned increased by 29.8% to $1,180.0 million for the six months ended June 30, 2019 compared to $908.9 million for the six months ended June 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$356.0	58.8%		$3.0	0.5%		$359.0	59.3%
Catastrophes	(0.1)	0.0%		8.5	1.4%		8.5	1.4%
Total segment	$355.9	58.8%		$11.5	1.9%		$367.5	60.7%

2018
Attritional	$260.4	55.7%		$(5.2)	-1.1%		$255.2	54.6%
Catastrophes	4.1	0.9%		449.2	96.1%		453.3	97.0%
Total segment	$264.5	56.6%		$444.0	95.0%		$708.5	151.6%

Variance 2019/2018
Attritional	$95.6	3.1	pts	$8.2	1.6	pts	$103.8	4.7	pts
Catastrophes	(4.2)	(0.9)	pts	(440.7)	(94.7)	pts	(444.8)	(95.6)	pts
Total segment	$91.4	2.2	pts	$(432.5)	(93.1)	pts	$(341.0)	(90.9)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$708.0	60.0%		$3.0	0.3%		$711.0	60.2%
Catastrophes	(0.1)	0.0%		(26.8)	-2.3%		(26.9)	-2.3%
Total segment	$707.9	60.0%		$(23.8)	-2.0%		$684.1	58.0%

2018
Attritional	$561.6	61.9%		$(5.2)	-0.6%		$556.4	61.3%
Catastrophes	4.1	0.4%		449.2	49.4%		453.3	49.8%
Total segment	$565.7	62.3%		$444.0	48.8%		$1,009.7	111.1%

Variance 2019/2018
Attritional	$146.4	(1.9)	pts	$8.2	0.9	pts	$154.6	(1.1)	pts
Catastrophes	(4.2)	(0.4)	pts	(476.0)	(51.7)	pts	(480.2)	(52.1)	pts
Total segment	$142.2	(2.3)	pts	$(467.8)	(50.8)	pts	$(325.6)	(53.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 48.1% to $367.5 million for the three months ended June 30, 2019 compared to $708.5 million for the three months ended June 30, 2018.  The decrease was primarily due to $440.7 million of less unfavorable development on prior years catastrophe losses in 2019 compared to 2018.  The unfavorable development in 2018 mainly related to Hurricanes Harvey, Irma and Maria.  This decline was partially offset by an increase of $95.6 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in mix of business.  The current year catastrophe losses of $4.1 million for the three months ended June 30, 2018 related to the U.S. winter storms ($4.1 million).

Incurred losses decreased by 32.2% to $684.1 million for the six months ended June 30, 2019 compared to $1,009.7 million for the six months ended June 30, 2018.  The decrease was primarily due to $476.0 million of less unfavorable development on prior year catastrophe losses in 2019 compared to 2018. The unfavorable development mainly related to Hurricanes Harvey, Irma and Maria as well as the 2017 California wildfires.  This decline was partially offset by an increase of $146.4 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business.  The current year catastrophe losses of $4.1 million for the six months ended June 30, 2018 related to the U.S. winter storms ($4.1 million).

Segment Expenses.  Commission and brokerage increased to $172.6 million for the three months ended June 30, 2019 compared to $148.7 million for the three months ended June 30, 2018.  Commission and brokerage increased to $339.7 million for the six months ended June 30, 2019 compared to $276.0 million for the six months ended June 30, 2018.  The increases were mainly due to the impact of the increases in premium earned, changes in the mix of business and changes in affiliated reinsurance agreements.

Segment other underwriting expenses increased slightly to $15.7 million for the three months ended June 30, 2019 from $15.5 million for the three months ended June 30, 2018.  Segment other underwriting expenses decreased slightly to $31.3 million for the six months ended June 30, 2019 from $32.4 million for the six months ended June 30, 2018.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$372.7	$398.7	$(26.0)	-6.5%	$761.6	$765.7	$(4.1)	-0.5%
Net written premiums	350.2	337.4	12.8	3.8%	708.1	672.2	35.9	5.3%

Premiums earned	$353.1	$343.1	$10.0	2.9%	$675.5	$672.1	$3.4	0.5%
Incurred losses and LAE	213.8	259.5	(45.7)	-17.6%	450.9	435.8	15.1	3.5%
Commission and brokerage	86.0	84.4	1.6	1.9%	155.8	162.8	(7.0)	-4.3%
Other underwriting expenses	9.6	9.9	(0.3)	-3.0%	18.1	20.0	(1.9)	-9.5%
Underwriting gain (loss)	$43.7	$(10.6)	$54.4	NM	$50.6	$53.5	$(2.9)	-5.4%

				Point Chg				Point Chg
Loss ratio	60.6%	75.6%		(15.0)	66.8%	64.9%		1.9
Commission and brokerage ratio	24.3%	24.6%		(0.3)	23.1%	24.2%		(1.1)
Other underwriting ratio	2.8%	2.9%		(0.1)	2.6%	2.9%		(0.3)
Combined ratio	87.7%	103.1%		(15.4)	92.5%	92.0%		0.5

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums decreased by 6.5% to $372.7 million for the three months ended June 30, 2019 compared to $398.7 million for the three months ended June 30, 2018, primarily due to a decline in Latin American business and the negative impact of $9.1 million from the movement of foreign exchange rates, partially offset by increases in Middle East and Africa business and facultative business.  Net written premiums increased by 3.8% to $350.2 million for the three months ended June 30, 2019 compared to $337.4 million for the three months ended June 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the varying utilization of reinsurance, including the impact of changes in affiliated reinsurance contracts.  Premiums earned increased 2.9% to $353.1 million for the three months ended June 30, 2019 compared to $343.1 million for the three months ended June 30, 2018.  The change in premiums earned relative to net written premiums is due to changes in affiliated reinsurance agreements and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 0.5% to $761.6 million for the six months ended June 30, 2019 compared to $765.7 million for the six months ended June 30, 2018, primarily due to a decline in Latin American business and the negative impact of $23.3 million from the movement of foreign exchange rates, partially offset by increases in Middle East and Africa business and facultative business.  Net written premiums increased by 5.3% to $708.1 million for the six months ended June 30, 2019 compared to $672.2 million for the six months ended June 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the varying utilization of reinsurance, including the impact of changes in affiliated reinsurance contracts.  Premiums earned increased 0.5% to $675.5 million for the six months ended June 30, 2019 compared to $672.1 million for the six months ended June 30, 2018.  The change in premiums earned relative to net written premiums is due to changes in affiliated reinsurance agreements and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$191.4	54.2%		$1.9	0.5%		$193.3	54.7%
Catastrophes	(0.0)	0.0%		20.6	5.8%		20.5	5.8%
Total segment	$191.4	54.2%		$22.4	6.4%		$213.8	60.6%

2018
Attritional	$161.7	47.1%		$-	0.0%		$161.7	47.1%
Catastrophes	50.0	14.6%		47.8	13.9%		97.8	28.5%
Total segment	$211.7	61.7%		$47.8	13.9%		$259.5	75.6%

Variance 2019/2018
Attritional	$29.7	7.1	pts	$1.9	0.5	pts	$31.6	7.6	pts
Catastrophes	(50.0)	(14.6)	pts	(27.2)	(8.1)	pts	(77.3)	(22.7)	pts
Total segment	$(20.3)	(7.5)	pts	$(25.4)	(7.5)	pts	$(45.7)	(15.0)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$361.5	53.5%		$1.9	0.3%		$363.4	53.8%
Catastrophes	25.0	3.7%		62.6	9.3%		87.5	13.0%
Total segment	$386.5	57.2%		$64.4	9.5%		$450.9	66.8%

2018
Attritional	$338.1	50.4%		$-	0.0%		$338.1	50.4%
Catastrophes	50.0	7.4%		47.8	7.1%		97.8	14.5%
Total segment	$388.1	57.8%		$47.8	7.1%		$435.8	64.9%

Variance 2019/2018
Attritional	$23.4	3.1	pts	$1.9	0.3	pts	$25.3	3.4	pts
Catastrophes	(25.0)	(3.7)	pts	14.8	2.2	pts	(10.3)	(1.5)	pts
Total segment	$(1.6)	(0.6)	pts	$16.6	2.4	pts	$15.1	1.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 17.6% to $213.8 million for the three months ended June 30, 2019 compared to $259.5 million for the three months ended June 30, 2018, primarily due to a decrease of $50.0 million in current year catastrophe losses and $27.2 million of less unfavorable development on prior years catastrophe losses partially offset by an increase of $29.7 million in current year attritional losses.  There were no current year catastrophe losses for the three months ended June 30, 2019.  The current year catastrophe losses of $50.0 million for the three months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million).

Incurred losses and LAE increased by 3.5% to $450.9 million for the six months ended June 30, 2019 compared to $435.8 million for the six months ended June 30, 2018, primarily due to an increase of $23.4 million in current year attritional losses and an additional $14.8 million of unfavorable development on prior years catastrophe losses partially offset by a decrease of $25.0 million in current year catastrophe losses.  The current year catastrophe losses of $25.0 million for the six months ended June 30, 2019 related to the Townsville monsoon in Australia ($25 million).  The current year catastrophe losses of $50.0 million for the six months ended June 30, 2018 related to Cyclone Mekunu ($50.0 million).

Segment Expenses.  Commission and brokerage increased to $86.0 million for the three months ended June 30, 2019 compared to $84.4 million for the three months ended June 30, 2018.  Commission and brokerage decreased to $155.8 million for the six months ended June 30, 2019 compared to $162.8 million for the six months ended June 30, 2018.  The fluctuations were mainly due to the impact of changes in affiliated reinsurance agreements and changes in the mix of business.

Segment other underwriting expenses decreased slightly to $9.6 million for the three months ended June 30, 2019 from $9.9 million for the three months ended June 30, 2018.  Segment other underwriting expenses decreased slightly to $18.1 million for the six months ended June 30, 2019 from $20.0 million for the six months ended June 30, 2018.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$673.6	$581.5	$92.1	15.8%	$1,205.4	$1,036.4	$169.0	16.3%
Net written premiums	482.0	423.1	58.9	13.9%	898.2	771.4	126.8	16.4%

Premiums earned	$417.4	$369.2	$48.2	13.1%	$790.6	$714.9	$75.7	10.6%
Incurred losses and LAE	261.9	260.7	1.2	0.5%	504.3	496.4	7.9	1.6%
Commission and brokerage	58.2	54.9	3.3	6.0%	109.5	105.7	3.8	3.6%
Other underwriting expenses	58.0	48.9	9.1	18.6%	112.3	99.3	13.0	13.1%
Underwriting gain (loss)	$39.3	$4.6	$34.6	NM	$64.5	$13.5	$51.0	NM

				Point Chg				Point Chg
Loss ratio	62.8%	70.6%		(7.8)	63.8%	69.4%		(5.6)
Commission and brokerage ratio	13.9%	14.9%		(1.0)	13.8%	14.8%		(1.0)
Other underwriting ratio	13.9%	13.2%		0.7	14.2%	13.9%		0.3
Combined ratio	90.6%	98.7%		(8.1)	91.8%	98.1%		(6.3)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 15.8% to $673.6 million for the three months ended June 30, 2019 compared to $581.5 million for the three months ended June 30, 2018.  This increase was related to most lines of business including property, casualty, energy and specialty lines.  Net written premiums increased by 13.9% to $482.0 million for the three months ended June 30, 2019 compared to $423.1 million for the three months ended June 30, 2018, which is consistent with the change in written premiums.  Premiums earned increased by 13.1% to $417.4 million for the three months ended June 30, 2019 compared to $369.2 million for the three months ended June 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 16.3% to $1,205.4 million for the six months ended June 30, 2019 compared to $1,036.4 million for the six months ended June 30, 2018.  This increase was related to most lines of business including property, casualty, energy, specialty lines and accident and health.  Net written premiums increased by 16.4% to $898.2 million for the six months ended June 30, 2019 compared to $771.4 million for the six months ended June 30, 2018, which is consistent with the change in written premiums.  Premiums earned increased by 10.6% to $790.6 million for the six months ended June 30, 2019 compared to $714.9 million for the six months ended June 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$279.1	66.9%		$(18.7)	-4.5%		$260.4	62.4%
Catastrophes	-	0.0%		1.5	0.4%		1.5	0.4%
Total segment	$279.1	66.9%		$(17.2)	-4.1%		$261.9	62.8%

2018
Attritional	$251.4	68.1%		$1.6	0.4%		$253.0	68.5%
Catastrophes	10.5	2.8%		(2.7)	-0.7%		7.8	2.1%
Total segment	$261.9	70.9%		$(1.1)	-0.3%		$260.7	70.6%

Variance 2019/2018
Attritional	$27.7	(1.2)	pts	$(20.3)	(4.9)	pts	$7.4	(6.1)	pts
Catastrophes	(10.5)	(2.8)	pts	4.2	1.1	pts	(6.3)	(1.7)	pts
Total segment	$17.2	(4.0)	pts	$(16.1)	(3.8)	pts	$1.2	(7.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$520.9	65.9%		$(18.7)	-2.4%		$502.2	63.5%
Catastrophes	-	0.0%		2.1	0.3%		2.1	0.3%
Total segment	$520.9	65.9%		$(16.6)	-2.1%		$504.3	63.8%

2018
Attritional	$486.7	68.0%		$2.0	0.3%		$488.7	68.3%
Catastrophes	10.5	1.5%		(2.7)	-0.4%		7.8	1.1%
Total segment	$497.2	69.5%		$(0.7)	-0.1%		$496.4	69.4%

Variance 2019/2018
Attritional	$34.2	(2.1)	pts	$(20.7)	(2.7)	pts	$13.5	(4.8)	pts
Catastrophes	(10.5)	(1.5)	pts	4.8	0.7	pts	(5.7)	(0.8)	pts
Total segment	$23.7	(3.6)	pts	$(15.9)	(2.0)	pts	$7.9	(5.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 0.5% to $261.9 million for the three months ended June 30, 2019 compared to $260.7 million for the three months ended June 30, 2018, mainly due to an increase of $27.7 million in current year attritional losses mainly due to the increase in premiums earned, partially offset by  a net increase in favorable development of $20.3 million on prior year attritional losses.  There were no current year catastrophe losses for the three months ended June 30, 2019.  The current year catastrophe losses of $10.5 million for the three months ended June 30, 2018 related to the U.S. winter storms ($10.5 million).

Incurred losses and LAE increased by 1.6% to $504.3 million for the six months ended June 30, 2019 compared to $496.4 million for the six months ended June 30, 2018, mainly due to an increase of $34.2 million in current year attritional losses mainly due to the increase in premiums earned, partially offset by a net increase in favorable development of $20.7 million in prior year attritional losses.  There were no current year catastrophe losses for the six months ended June 30, 2019.  The current year catastrophe losses of $10.5 million for the six months ended June 30, 2018 related to the U.S. winter storms ($10.5 million).

Segment Expenses.  Commission and brokerage increased to $58.2 million for the three months ended June 30, 2019 compared to $54.9 million for the three months ended June 30, 2018.  Commission and brokerage increased to $109.5 million for the six months ended June 30, 2019 compared to $105.7 million for the six months ended June 30, 2018.  The increases were mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.

Segment other underwriting expenses increased to $58.0 million for the three months ended June 30, 2019 compared to $48.9 million for the three months ended June 30, 2018.  Segment other underwriting expenses increased to $112.3 million for the six months ended June 30, 2019 compared to $99.3 million for the six months ended June 30, 2018.  The increase was mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $11.3 billion investment portfolio, at June 30, 2019, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $905.9 million of mortgage-backed securities in the $6,972.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $368.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2019
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$7,813.7	$7,576.0	$7,340.9	$7,101.2	$6,862.5
Market/Fair Value Change from Base (%)	6.4%	3.2%	0.0%	-3.3%	-6.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$373.5	$185.9	$-	$(189.4)	$(377.9)

We had $10,148.4 million and $10,167.0 million of gross reserves for losses and LAE as of June 30, 2019 and December 31, 2018, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2019
(Dollars in millions)	-20%	10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$601.3	$676.5	$751.6	$826.8	$902.0
After-tax Change in Fair/Market Value	(118.8)	(59.4)	-	59.4	118.8

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

Dated: August 14, 2019