Form 10-Q
period 2019-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2019-11-14
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES  ☑      NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES  ☑      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark if the registrant is an emerging growth company and has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.

YES   ☐     NO  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐     NO  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2019
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents

Form 10-Q

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share amounts and par value per share)	2019	2018
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value (amortized cost: 2019, $7,206,711; 2018, $7,032,749	$7,373,719	$6,962,075
Fixed maturities - available for sale, at fair value	-	2,337
Equity securities, at fair value	744,999	564,338
Short-term investments (cost: 2019, $276,651; 2018, $174,155)	276,666	174,131
Other invested assets (cost: 2019, $967,624; 2018, $882,647)	967,624	882,647
Other invested assets, at fair value	2,019,642	1,717,336
Cash	420,832	404,522
Total investments and cash	11,803,482	10,707,386
Accrued investment income	54,572	47,232
Premiums receivable	1,587,425	1,471,805
Reinsurance receivables - unaffiliated	1,322,562	1,295,961
Reinsurance receivables - affiliated	3,414,547	3,544,975
Income taxes	133,691	411,994
Funds held by reinsureds	244,976	228,556
Deferred acquisition costs	369,509	353,630
Prepaid reinsurance premiums	443,460	328,796
Other assets	413,465	289,962
TOTAL ASSETS	$19,787,689	$18,680,297
LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,412,174	$10,167,018
Unearned premium reserve	2,148,968	1,826,868
Funds held under reinsurance treaties	39,924	41,600
Other net payable to reinsurers	341,029	316,826
Senior notes due 6/1/2044	397,044	396,954
Long term notes due 5/1/2067	236,733	236,659
Note payable - affiliated	-	300,000
Accrued interest on debt and borrowings	7,821	3,093
Unsettled securities payable	35,534	50,912
Other liabilities	341,218	303,610
Total liabilities	13,960,445	13,643,540
Commitments and Contingencies (Note 7)	-	-
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2019 and 2018)	-	-
Additional paid-in capital	1,100,573	1,100,315
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $18,579 at 2019 and ($33,506) at 2018	70,307	(126,254)
Retained earnings	4,656,364	4,062,696
Total stockholder's equity	5,827,244	5,036,757
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,787,689	$18,680,297

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,428,400	$1,230,771	$4,074,477	$3,526,617
Net investment income	95,592	90,298	270,835	232,277
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6,968)	(2,834)	(14,187)	(3,741)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	119,510	32,852	404,348	(68,713)
Total net realized capital gains (losses)	112,542	30,018	390,161	(72,454)
Other income (expense)	(2,673)	(4,802)	(8,459)	(3,905)
Total revenues	1,633,861	1,346,285	4,727,014	3,682,535
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,098,093	970,297	2,737,411	2,912,312
Commission, brokerage, taxes and fees	357,681	288,212	962,674	832,671
Other underwriting expenses	95,693	78,800	257,426	230,377
Corporate expenses	3,183	2,488	7,353	7,597
Interest, fee and bond issue cost amortization expense	7,802	7,796	27,314	22,732
Total claims and expenses	1,562,452	1,347,593	3,992,178	4,005,689
INCOME (LOSS) BEFORE TAXES	71,409	(1,308)	734,836	(323,154)
Income tax expense (benefit)	10,272	(23,274)	141,169	(66,032)
NET INCOME (LOSS)	$61,137	$21,966	$593,667	$(257,122)
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	24,454	(6,932)	180,998	(71,919)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,085	2,534	6,927	(2,147)
Total URA(D) on securities arising during the period	26,539	(4,398)	187,925	(74,066)
Foreign currency translation adjustments	2,881	(2,930)	4,970	(25,084)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,364	1,816	3,666	5,446
Total benefit plan net gain (loss) for the period	1,364	1,816	3,666	5,446
Total other comprehensive income (loss), net of tax	30,784	(5,512)	196,561	(93,704)
COMPREHENSIVE INCOME (LOSS)	$91,921	$16,454	$790,228	$(350,826)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2019	2018
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000
Balance, June 30	1,000	1,000
Balance, September 30	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,100,315	$387,841
Share-based compensation plans	87	48
Balance, March 31	1,100,402	387,889
Share-based compensation plans	87	47
Balance, June 30	1,100,489	387,936
Share-based compensation plans	84	44
Balance, September 30	1,100,573	387,980

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	(126,254)	(942)
Change to beginning balance due to adoption of ASU 2016-01	-	(2,447)
Net increase (decrease) during the period	98,148	(51,184)
Balance, March 31	(28,106)	(54,573)
Net increase (decrease) during the period	67,629	(37,008)
Balance, June 30	39,523	(91,581)
Net increase (decrease) during the period	30,784	(5,512)
Balance, September 30	70,307	(97,093)

RETAINED EARNINGS:
Balance, January 1	4,062,696	5,022,433
Change to beginning balance due to adoption of ASU 2016-01	-	2,447
Net income (loss)	251,610	(11,793)
Balance, March 31	4,314,306	5,013,087
Net income (loss)	280,921	(267,295)
Balance, June 30	4,595,227	4,745,792
Net income (loss)	61,137	21,966
Balance, September 30	4,656,364	4,767,758

TOTAL STOCKHOLDER'S EQUITY, September 30	$5,827,244	$5,058,645

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$593,667	$(257,122)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(115,834)	(142,519)
Decrease (increase) in funds held by reinsureds, net	(18,129)	(17,198)
Decrease (increase) in reinsurance receivables	107,427	888,922
Decrease (increase) in income taxes	226,147	9,951
Decrease (increase) in prepaid reinsurance premiums	(114,587)	(7,165)
Increase (decrease) in reserve for losses and loss adjustment expenses	240,321	199,220
Increase (decrease) in unearned premiums	321,643	202,760
Increase (decrease) in other net payable to reinsurers	24,093	(106,203)
Increase (decrease) in losses in course of payment	(44,192)	36,979
Change in equity adjustments in limited partnerships	(42,959)	(58,996)
Distribution of limited partnership income	39,247	48,773
Change in other assets and liabilities, net	(33,863)	(98,702)
Non-cash compensation expense	20,425	8,779
Amortization of bond premium (accrual of bond discount)	3,416	4,842
Net realized capital (gains) losses	(390,161)	72,454
Net cash provided by (used in) operating activities	816,661	784,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	672,207	556,195
Proceeds from fixed maturities sold - available for sale, at market value	2,217,734	552,982
Proceeds from fixed maturities sold - available for sale, at fair value	2,706	1,751
Proceeds from equity securities sold - at fair value	184,898	616,330
Distributions from other invested assets	133,130	1,010,121
Cost of fixed maturities acquired - available for sale, at market value	(3,071,436)	(1,515,045)
Cost of fixed maturities acquired - available for sale, at fair value	-	(4,381)
Cost of equity securities acquired - at fair value	(269,672)	(603,856)
Cost of other invested assets acquired	(212,910)	(1,059,712)
Net change in short-term investments	(100,012)	(280,114)
Net change in unsettled securities transactions	(30,252)	110,139
Net cash provided by (used in) investing activities	(473,607)	(615,590)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(20,166)	(6,193)
Cost of repayment of note payable-affiliated	(300,000)	-
Net cash provided by (used in) financing activities	(320,166)	(6,193)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,578)	(16,786)
Net increase (decrease) in cash	16,310	146,206
Cash, beginning of period	404,522	229,552
Cash, end of period	$420,832	$375,758
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(85,216)	$(75,361)
Interest paid	22,421	17,426

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2019, and 2018

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

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of September 30, 2019 and December 31, 2018 and  for the three and nine months ended September 30, 2019 and 2018 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2018, 2017 and 2016 included in the Company’s most recent Form 10-K filing.

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

Accounting for Long Duration Contracts.  In August 2018, FASB issued ASU 2018-12, which discusses changes to the recognition, measurement and presentation of long duration contracts.  The main provisions of this guidance address the following:  1) In determining liability for future policy benefits, companies must review cash flow assumptions at least annually and the discount rate assumption at each reporting period date 2) Amortization of deferred acquisition costs has been simplified to be in constant level proportion to either premiums, gross profits or gross margins 3) Disaggregated roll forwards of beginning and ending liabilities for future policy benefits are required.  The guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within that annual reporting period.  The Company is currently evaluating the impact of the adoption of ASU 2018-12 on its financial statements.

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

3.   REVISIONS TO FINANCIAL STATEMENTS

In preparing its current period financial statements, the Company identified errors in the handling of foreign exchange related to premium funds held from reinsureds.  Although management determined that the impact of the foreign exchange differences were not material to prior period financial statements, the impact of recording the cumulative difference would have significantly impacted results within the current period.  As a result, prior period balances have been revised in the applicable financial statements and corresponding footnotes to correct the foreign exchange adjustments.

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

CONSOLIDATED BALANCE SHEETS	December 31, 2018			December 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Funds held by reinsureds	238,566	(10,010)	228,556	210,939	(4,292)	206,647
Income taxes	409,892	2,102	411,994	87,110	901	88,011
TOTAL ASSETS	$18,688,205	$(7,908)	$18,680,297	$17,888,512	$(3,391)	$17,885,121

SHAREHOLDERS' EQUITY:
Retained earnings	4,070,604	(7,908)	4,062,696	5,025,824	(3,391)	5,022,433
Total shareholders' equity	5,044,665	(7,908)	5,036,757	5,412,723	(3,391)	5,409,332
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,688,205	$(7,908)	$18,680,297	$17,888,512	$(3,391)	$17,885,121

CONSOLIDATED BALANCE SHEETS	June 30, 2019			March 31, 2019
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Funds held by reinsureds	250,903	(10,768)	240,135	248,993	(9,524)	239,469
Income taxes	151,109	2,261	153,370	289,210	2,000	291,210
TOTAL ASSETS	$19,235,832	$(8,507)	$19,227,325	$19,063,665	$(7,524)	$19,056,141

SHAREHOLDERS' EQUITY:
Retained earnings	4,603,734	(8,507)	4,595,227	4,321,830	(7,524)	4,314,306
Total stockholder's equity	5,743,746	(8,507)	5,735,239	5,394,126	(7,524)	5,386,602
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,235,832	$(8,507)	$19,227,325	$19,063,665	$(7,524)	$19,056,141

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Year Ended December 31, 2018			Year Ended December 31, 2017
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(3,851)	(5,717)	(9,568)	23,750	2,116	25,866
Total revenues	$4,964,232	$(5,717)	$4,958,515	$2,421,157	$2,116	$2,423,273

INCOME (LOSS) BEFORE TAXES	$(1,323,492)	$(5,717)	$(1,329,209)	$(122,982)	$2,116	$(120,866)
Income tax expense (benefit)	(365,825)	(1,200)	(367,025)	(201,180)	444	(200,736)

NET INCOME (LOSS)	$(957,667)	$(4,517)	$(962,184)	$78,198	$1,672	$79,870

COMPREHENSIVE INCOME (LOSS)	$(1,080,532)	$(4,517)	$(1,085,049)	$113,896	$1,672	$115,568

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(3,812)	(1,243)	(5,055)	(5,026)	(759)	(5,785)
Total revenues	$1,605,083	$(1,243)	$1,603,840	$3,093,913	$(759)	$3,093,154

INCOME (LOSS) BEFORE TAXES	$349,532	$(1,243)	$348,289	$664,187	$(759)	$663,428
Income tax expense (benefit)	67,628	(261)	67,367	131,057	(159)	130,898

NET INCOME (LOSS)	$281,904	$(982)	$280,922	$533,130	$(600)	$532,530

COMPREHENSIVE INCOME (LOSS)	$349,533	$(982)	$348,551	$698,907	$(600)	$698,307

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2019
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(1,214)	484	(730)
Total revenues	$1,488,830	$484	$1,489,314

INCOME (LOSS) BEFORE TAXES	$314,655	$484	$315,139
Income tax expense (benefit)	63,429	102	63,531

NET INCOME (LOSS)	$251,226	$382	$251,608

COMPREHENSIVE INCOME (LOSS)	$349,374	$382	$349,756

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(1,385)	(3,417)	(4,802)	1,420	(5,325)	(3,905)
Total revenues	$1,349,702	$(3,417)	$1,346,285	$3,687,860	$(5,325)	$3,682,535

INCOME (LOSS) BEFORE TAXES	$2,109	$(3,417)	$(1,308)	$(317,829)	$(5,325)	$(323,154)
Income tax expense (benefit)	(22,556)	(718)	(23,274)	(64,914)	(1,118)	(66,032)

NET INCOME (LOSS)	$24,665	$(2,699)	$21,966	$(252,915)	$(4,207)	$(257,122)

COMPREHENSIVE INCOME (LOSS)	$19,153	$(2,699)	$16,454	$(346,619)	$(4,207)	$(350,826)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	77,682	(2,388)	75,294	2,805	(1,908)	897
Total revenues	$1,287,317	$(2,388)	$1,284,929	$2,338,158	$(1,908)	$2,336,250

INCOME (LOSS) BEFORE TAXES	$(312,807)	$(2,388)	$(315,195)	$(319,938)	$(1,908)	$(321,846)
Income tax expense (benefit)	(47,399)	(501)	(47,900)	(42,538)	(400)	(42,938)

NET INCOME (LOSS)	$(265,408)	$(1,887)	$(267,295)	$(277,580)	$(1,508)	$(279,088)

COMPREHENSIVE INCOME (LOSS)	$(302,416)	$(1,887)	$(304,303)	$(365,772)	$(1,508)	$(367,280)

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2018
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(74,877)	480	(74,397)
Total revenues	$1,050,841	$480	$1,051,321

INCOME (LOSS) BEFORE TAXES	$(7,131)	$480	$(6,651)
Income tax expense (benefit)	5,041	101	5,142

NET INCOME (LOSS)	$(12,172)	$379	$(11,793)

COMPREHENSIVE INCOME (LOSS)	$(63,356)	$379	$(62,977)

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2018			Year Ended December 31, 2017
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$5,025,824	$(3,391)	$5,022,433	$4,947,301	$(5,062)	$4,942,239
Net income (loss)	(957,667)	(4,517)	(962,184)	78,198	1,672	79,870
Balance, end of period	4,070,604	(7,908)	4,062,696	5,025,824	(3,391)	5,022,433
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,044,665	$(7,908)	$5,036,757	$5,412,723	$(3,391)	$5,409,332

CONSOLIDATED STATEMENTS OF	Six Months Ended June 30, 2019			Three Months Ended March 31, 2019
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, January 1	$4,070,604	$(7,908)	$4,062,696	$4,070,604	$(7,908)	$4,062,696
Net income (loss)	251,226	382	251,608	251,226	382	251,608
Balance, March 31	4,321,830	(7,524)	4,314,306	4,321,830	(7,524)	4,314,306
Net income (loss)	281,904	(982)	280,922
Balance, June 30	4,603,734	(8,507)	4,595,227
TOTAL STOCKHOLDER'S EQUITY, June 30	$5,743,746	$(8,507)	$5,735,239	$5,394,126	$(7,524)	$5,386,602

CONSOLIDATED STATEMENTS OF	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$4,750,691	$(4,897)	$4,745,792	$5,025,824	$(3,391)	$5,022,433
Net income (loss)	24,665	(2,699)	21,966	(252,915)	(4,207)	(257,122)
Balance, end of period	4,775,356	(7,597)	4,767,758	4,775,356	(7,597)	4,767,758
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,066,243	$(7,597)	$5,058,645	$5,066,243	$(7,597)	$5,058,645

CONSOLIDATED STATEMENTS OF	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$5,016,099	$(3,011)	$5,013,087	$5,025,824	$(3,391)	$5,022,433
Net income (loss)	(265,408)	(1,887)	(267,295)	(277,580)	(1,508)	(279,088)
Balance, end of period	4,750,691	(4,897)	4,745,792	4,750,691	(4,897)	4,745,792
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,047,046	$(4,897)	$5,042,149	$5,047,046	$(4,897)	$5,042,149

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$5,025,824	$(3,391)	$5,022,433
Net income (loss)	(12,172)	379	(11,793)
Balance, end of period	5,016,099	(3,011)	5,013,087
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,349,415	$(3,011)	$5,346,404

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(957,667)	$(4,517)	$(962,184)	$78,198	$1,672	$79,870
Decrease (increase) in funds held by reinsureds, net	(26,680)	5,717	(20,963)	(90,410)	(2,116)	(92,526)
Decrease (increase) in income taxes	$(291,528)	$(1,200)	$(292,729)	$(250,118)	$444	$(249,674)

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2019			Three Months Ended March 31, 2019
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$533,130	$(600)	$532,530	$251,226	$382	$251,608
Decrease (increase) in funds held by reinsureds, net	(14,688)	759	(13,929)	(13,877)	(484)	(14,361)
Decrease (increase) in income taxes	$214,830	$(159)	$214,671	$94,631	$102	$94,733

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2018			Six Months Ended June 30, 2018
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(252,915)	$(4,207)	$(257,122)	$(277,580)	$(1,508)	$(279,088)
Decrease (increase) in funds held by reinsureds, net	(22,523)	5,325	(17,198)	(13,233)	1,908	(11,326)
Decrease (increase) in income taxes	$11,069	$(1,118)	$9,951	$4,652	$(400)	$4,252

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2018
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,172)	$379	$(11,793)
Decrease (increase) in funds held by reinsureds, net	136,342	(480)	135,862
Decrease (increase) in income taxes	$52,369	$101	$52,470

4.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At September 30, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$765,592	$12,690	$(1,489)	$776,793	$-
Obligations of U.S. states and political subdivisions	505,854	30,609	(95)	536,368	-
Corporate securities	2,785,680	71,322	(28,579)	2,828,423	233
Asset-backed securities	605,172	1,946	(1,978)	605,140	-
Mortgage-backed securities
Commercial	310,630	21,458	(70)	332,018	-
Agency residential	646,559	19,426	(191)	665,794	-
Non-agency residential	2,203	2	-	2,205	-
Foreign government securities	569,493	22,393	(6,402)	585,484	-
Foreign corporate securities	1,015,528	37,649	(11,683)	1,041,494	337
Total fixed maturity securities	$7,206,711	$217,495	$(50,487)	$7,373,719	$570

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$2,250,312	$3,573	$(11,088)	$2,242,797	$-
Obligations of U.S. states and political subdivisions	489,013	12,915	(2,839)	499,089	440
Corporate securities	2,273,581	12,487	(69,915)	2,216,153	430
Asset-backed securities	223,192	102	(2,039)	221,255	-
Mortgage-backed securities
Commercial	135,380	1,947	(723)	136,604	-
Agency residential	149,306	1,177	(1,709)	148,774	-
Non-agency residential	3,115	3	(4)	3,114	-
Foreign government securities	576,540	14,399	(11,353)	579,586	-
Foreign corporate securities	932,310	13,325	(30,932)	914,703	281
Total fixed maturity securities	$7,032,749	$59,928	$(130,602)	$6,962,075	$1,151

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

	At September 30, 2019		At December 31, 2018
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$522,393	$519,742	$511,193	$507,572
Due after one year through five years	2,937,353	2,980,204	4,271,245	4,230,451
Due after five years through ten years	1,484,688	1,549,482	1,177,752	1,163,831
Due after ten years	697,713	719,134	561,566	550,474
Asset-backed securities	605,172	605,140	223,192	221,255
Mortgage-backed securities
Commercial	310,630	332,018	135,380	136,604
Agency residential	646,559	665,794	149,306	148,774
Non-agency residential	2,203	2,205	3,115	3,114
Total fixed maturity securities	$7,206,711	$7,373,719	$7,032,749	$6,962,075

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$33,473	$(5,899)	$238,301	$(94,451)
Fixed maturity securities, other-than-temporary impairment	119	326	(581)	691
Change in unrealized appreciation (depreciation), pre-tax	33,592	(5,573)	237,720	(93,760)
Deferred tax benefit (expense)	(7,028)	1,243	(49,917)	19,839
Deferred tax benefit (expense), other-than-temporary impairment	(25)	(68)	122	(145)
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$26,539	$(4,398)	$187,925	$(74,066)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2019 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$8,988	$(7)	$273,603	$(1,482)	$282,591	$(1,489)
Obligations of U.S. states and political subdivisions	5,669	(50)	3,518	(45)	9,187	(95)
Corporate securities	328,241	(8,540)	240,104	(20,039)	568,345	(28,579)
Asset-backed securities	320,136	(1,873)	45,453	(105)	365,589	(1,978)
Mortgage-backed securities
Commercial	4,944	-	17,620	(70)	22,564	(70)
Agency residential	1,297	(4)	17,816	(187)	19,113	(191)
Non-agency residential	-	-	696	-	696	-
Foreign government securities	37,711	(351)	133,509	(6,051)	171,220	(6,402)
Foreign corporate securities	60,787	(513)	159,274	(11,170)	220,061	(11,683)
Total fixed maturity securities	$767,773	$(11,338)	$891,593	$(39,149)	$1,659,366	$(50,487)

	Duration of Unrealized Loss at September 30, 2019 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$33,264	$(983)	$169,830	$(7,522)	$203,094	$(8,505)
Due in one year through five years	147,148	(1,980)	509,942	(13,702)	657,090	(15,682)
Due in five years through ten years	146,123	(4,957)	44,877	(7,579)	191,000	(12,536)
Due after ten years	114,861	(1,541)	85,359	(9,984)	200,220	(11,525)
Asset-backed securities	320,136	(1,873)	45,453	(105)	365,589	(1,978)
Mortgage-backed securities	6,241	(4)	36,132	(257)	42,373	(261)
Total fixed maturity securities	$767,773	$(11,338)	$891,593	$(39,149)	$1,659,366	$(50,487)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2019 were $1,659,366 thousand and $50,487 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2019, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $11,338 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic corporate securities and asset backed securities.  Of these unrealized losses, $4,293 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $39,149 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and U.S. government agencies.  Of these unrealized losses $20,324 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2018 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$245,357	$(6,099)	$373,377	$(4,989)	$618,734	$(11,088)
Obligations of U.S. states and political subdivisions	107,183	(2,829)	1,475	(10)	108,658	(2,839)
Corporate securities	1,390,942	(57,043)	194,770	(12,872)	1,585,712	(69,915)
Asset-backed securities	127,052	(1,408)	47,551	(631)	174,603	(2,039)
Mortgage-backed securities
Commercial	51,357	(695)	2,259	(28)	53,616	(723)
Agency residential	44,071	(1,221)	21,889	(488)	65,960	(1,709)
Non-agency residential	3,093	(4)	-	-	3,093	(4)
Foreign government securities	192,510	(10,690)	101,137	(663)	293,647	(11,353)
Foreign corporate securities	501,532	(25,821)	65,279	(5,111)	566,811	(30,932)
Total fixed maturity securities	$2,663,097	$(105,810)	$807,737	$(24,792)	$3,470,834	$(130,602)

	Duration of Unrealized Loss at December 31, 2018 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$165,545	$(7,618)	$118,322	$(1,164)	$283,867	$(8,782)
Due in one year through five years	1,423,431	(44,924)	525,554	(9,530)	1,948,985	(54,454)
Due in five years through ten years	624,875	(35,360)	42,902	(2,773)	667,777	(38,133)
Due after ten years	223,673	(14,580)	49,260	(10,178)	272,933	(24,758)
Asset-backed securities	127,052	(1,408)	47,551	(631)	174,603	(2,039)
Mortgage-backed securities	98,521	(1,920)	24,148	(516)	122,669	(2,436)
Total fixed maturity securities	$2,663,097	$(105,810)	$807,737	$(24,792)	$3,470,834	$(130,602)

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities	$68,178	$51,834	$200,606	$142,776
Equity securities	1,971	2,651	5,721	10,681
Short-term investments and cash	2,210	2,110	8,115	4,340
Other invested assets
Limited partnerships	15,102	25,573	38,273	54,213
Dividends from preferred shares of affiliate	7,758	7,758	23,274	23,274
Other	7,285	6,061	13,564	10,716
Gross investment income before adjustments	102,504	95,987	289,553	246,000
Funds held interest income (expense)	1,108	906	5,434	4,505
Interest income from Parent	-	1,075	-	3,225
Gross investment income	103,612	97,968	294,987	253,730
Investment expenses	(8,020)	(7,670)	(24,152)	(21,453)
Net investment income	$95,592	$90,298	$270,835	$232,277

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

The Company had contractual commitments to invest up to an additional $670,158 thousand in limited partnerships and private placement loans at September 30, 2019.  These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

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

As of the third quarter of 2018, the Company has consolidated its participation in the facility.  As a result, the underlying investments are now recorded in the various investment line items within the Company’s balance sheet, rather than as part of other invested assets.  As of September 30, 2019, the market value of investments in the facility consolidated within the Company’s balance sheets was $158,631 thousand.

Other invested assets, at fair value, as of September 30, 2019 and December 31, 2018, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturity securities, market value:
Other-than-temporary impairments	$(6,968)	$(2,834)	$(14,187)	$(3,741)
Gains (losses) from sales	2,200	(1,288)	3,313	4,670
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(717)	356	(1,799)
Gains (losses) from fair value adjustments	-	584	13	1,542
Equity securities, fair value:
Gains (losses) from sales	(1,192)	9,915	2,538	5,833
Gains (losses) from fair value adjustments	(10,326)	36,269	93,349	34,805
Other invested assets	2,097	913	2,341	1,497
Other invested assets, fair value:
Gains (losses) from fair value adjustments	126,655	(12,816)	302,306	(115,252)
Short-term investment gains (losses)	76	(8)	132	(9)
Total net realized capital gains (losses)	$112,542	$30,018	$390,161	$(72,454)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sales of fixed maturity securities	$213,132	$184,810	$2,220,440	$554,733
Gross gains from sales	6,638	2,519	17,875	11,512
Gross losses from sales	(4,438)	(4,524)	(14,206)	(8,641)

Proceeds from sales of equity securities	$35,925	$186,403	$184,898	$616,330
Gross gains from sales	1,035	13,764	9,283	21,670
Gross losses from sales	(2,227)	(3,849)	(6,745)	(15,837)

5.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2019	2018
Gross reserves beginning of period	$10,167,018	$9,343,028
Less reinsurance recoverables	(4,697,543)	(5,727,268)
Net reserves beginning of period	5,469,475	3,615,760
Incurred related to:
Current year	2,709,367	2,431,606
Prior years	28,044	480,706
Total incurred losses and LAE	2,737,411	2,912,312
Paid related to:
Current year	505,856	639,528
Prior years	1,600,956	1,129,263
Total paid losses and LAE	2,106,812	1,768,791
Foreign exchange/translation adjustment	(2,720)	(23,093)
Net reserves end of period	6,097,354	4,736,188
Plus reinsurance recoverables	4,314,820	4,783,290
Gross reserves end of period	$10,412,174	$9,519,478

(Some amounts may not reconcile due to rounding.)

Incurred prior years losses increased by $28,044 thousand for the nine months ended September 30, 2019 and by $480,706 thousand for the nine months ended September 30, 2018, respectively. The increase for 2019 is mainly attributable to unfavorable development on prior years catastrophes. The increase for 2018 was mainly due to $494,221 thousand of adverse development on prior years catastrophe losses, primarily related to Hurricanes Harvey, Irma and Maria, as well as the 2017 California wildfires.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims, loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At September 30, 2019, $560,135 thousand of fixed maturities, market value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $480,181 thousand were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $79,954 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.  At December 31, 2018, $383,994 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $354,133 thousand and all of the $2,337 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The remaining Level 3 fixed maturities of $28,708 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2019 and December 31, 2018 of $154,693 thousand and $124,228 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, was categorized as Level 3 at September 30, 2019 and December 31, 2018, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$776,793	$-	$776,793	$-
Obligations of U.S. States and political subdivisions	536,368	-	536,368	-
Corporate securities	2,828,423	-	2,311,025	517,398
Asset-backed securities	605,140	-	564,496	40,644
Mortgage-backed securities
Commercial	332,018	-	332,018	-
Agency residential	665,794	-	665,794	-
Non-agency residential	2,205	-	2,205	-
Foreign government securities	585,484	-	585,484	-
Foreign corporate securities	1,041,494	-	1,039,401	2,093
Total fixed maturities, market value	7,373,719	-	6,813,584	560,135

Equity securities, fair value	744,999	672,825	72,174	-
Other invested assets, fair value	2,019,642	-	-	2,019,642

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2019.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$2,242,797	$-	$2,242,797	$-
Obligations of U.S. States and political subdivisions	499,089	-	499,089	-
Corporate securities	2,216,153	-	1,839,903	376,250
Asset-backed securities	221,255	-	221,255	-
Mortgage-backed securities
Commercial	136,604	-	136,604	-
Agency residential	148,774	-	148,774	-
Non-agency residential	3,114	-	3,114	-
Foreign government securities	579,586	-	579,586	-
Foreign corporate securities	914,703	-	906,959	7,744
Total fixed maturities, market value	6,962,075	-	6,578,081	383,994

Fixed maturities, fair value	2,337	-	-	2,337
Equity securities, fair value	564,338	540,894	23,444	-
Other invested assets, fair value	1,717,336	-	-	1,717,336

In addition, $160,264 thousand and $117,662 thousand of investments within other invested assets on the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Corporate	Asset	Foreign		Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total	Securities	Backed Securities	Corporate	Total
Beginning balance	$472,229	$-	$2,093	$474,322	$376,250	$-	$7,744	$383,994
Total gains or (losses) (realized/unrealized)
Included in earnings	1,018	-	-	1,018	3,348	-	(119)	3,229
Included in other comprehensive income (loss)	(1,314)	644	-	(670)	1,130	644	-	1,774
Purchases, issuances and settlements	42,289	40,000	-	82,289	131,975	40,000	(5,532)	166,443
Transfers in and/or (out) of Level 3	3,176	-	-	3,176	4,695	-	-	4,695
Ending balance	$517,398	$40,644	$2,093	$560,135	$517,398	$40,644	$2,093	$560,135
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$329,249	$12,615	$341,864	$158,221	$6,952	$165,173
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,935)	(472)	(2,407)	(590)	(882)	(1,472)
Included in other comprehensive income (loss)	(450)	-	(450)	(25)	-	(25)
Purchases, issuances and settlements	50,290	18	50,308	219,548	4,341	223,889
Transfers in and/or (out) of Level 3	-	-	-	-	1,750	1,750
Ending balance	$377,154	$12,161	$389,315	$377,154	$12,161	$389,315
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	369	369
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	(2,706)	(2,706)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$3,192	$3,192	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	(101)	(101)	(257)	(257)
Included in other comprehensive income (loss)	(32)	(32)	-	-
Purchases, issuances and settlements	(686)	(686)	2,630	2,630
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,373	$2,373	$2,373	$2,373
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $3,176 thousand and $4,695 thousand for the three and nine months ended September 30, 2019.  The transfers during 2019 were related to securities that were priced using a recognized pricing service as of December 31, 2018.  These securities were subsequently priced using single non-binding broker quotes as of September 30, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Other invested assets, fair value:
Beginning balance	$1,892,988	$1,705,037	$1,717,336	$1,807,473
Total gains or (losses) (realized/unrealized)
Included in earnings	126,655	(12,816)	302,306	(115,252)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$2,019,642	$1,692,221	$2,019,642	$1,692,221
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2019	2018
The Prudential	$141,608	$142,754
Unaffiliated life insurance company	34,394	34,717

8.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$30,803	(6,443)	$24,360	$229,768	$(48,311)	$181,457
URA(D) on securities - OTTI	119	(25)	94	(581)	122	(459)
Reclassification of net realized losses (gains) included in net income (loss)	2,671	(586)	2,085	8,533	(1,606)	6,927
Foreign currency translation adjustments	3,641	(760)	2,881	6,286	(1,316)	4,970
Reclassification of amortization of net gain (loss) included in net income (loss)	1,726	(362)	1,364	4,640	(974)	3,666
Total other comprehensive income (loss)	$38,960	$(8,176)	$30,784	$248,646	$(52,085)	$196,561

(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(9,109)	$1,919	$(7,190)	$(92,026)	$19,561	$(72,465)
URA(D) on securities - OTTI	326	(68)	258	691	(145)	546
Reclassification of net realized losses (gains) included in net income (loss)	3,210	(676)	2,534	(2,425)	278	(2,147)
Foreign currency translation adjustments	(3,723)	793	(2,930)	(31,781)	6,697	(25,084)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,298	(482)	1,816	6,893	(1,447)	5,446
Total other comprehensive income (loss)	$(6,998)	$1,486	$(5,512)	$(118,648)	$24,944	$(93,704)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected line item within the
	September 30,		September 30,		statements of operations and
AOCI component	2019	2018	2019	2018	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$2,671	$3,210	$8,533	$(2,425)	Other net realized capital gains (losses)
	(586)	(676)	(1,606)	278	Income tax expense (benefit)
	$2,085	$2,534	$6,927	$(2,147)	Net income (loss)
Benefit plan net gain (loss)	$1,726	$2,298	$4,640	$6,893	Other underwriting expenses
	(362)	(482)	(974)	(1,447)	Income tax expense (benefit)
	$1,364	$1,816	$3,666	$5,446	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance of URA (D) on securities	$105,436	$(34,673)	$(55,950)	$37,442
Change to beginning balance due to adoption of ASU 2016-01	-	-	-	(2,447)
Current period change in URA (D) of investments - temporary	26,446	(4,656)	188,385	(74,612)
Current period change in URA (D) of investments - non-credit OTTI	94	258	(459)	546
Ending balance of URA (D) on securities	131,976	(39,071)	131,976	(39,071)
Beginning balance of foreign currency translation adjustments	(797)	11,391	(2,886)	33,545
Current period change in foreign currency translation adjustments	2,880	(2,930)	4,969	(25,084)
Ending balance of foreign currency translation adjustments	2,083	8,461	2,083	8,461
Beginning balance of benefit plan net gain (loss)	(65,116)	(68,299)	(67,418)	(71,929)
Current period change in benefit plan net gain (loss)	1,364	1,816	3,666	5,446
Ending balance of benefit plan net gain (loss)	(63,752)	(66,483)	(63,752)	(66,483)
Ending balance of accumulated other comprehensive income (loss)	$70,307	$(97,093)	$70,307	$(97,093)

9.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At September 30, 2019, the total amount on deposit in the trust account was $626,689 thousand.

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

				September 30, 2019		December 31, 2018
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
Senior notes	06/05/2014	06/01/2044	400,000	$397,044	$450,984	$396,954	$396,968

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

					September 30, 2019		December 31, 2018
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,733	$214,853	$236,659	$200,390

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for August 15, 2019 to November 14, 2019 is 4.54%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest expense incurred	$2,881	$2,875	$8,892	$7,968

12.  FEDERAL HOME LOAN BANK MEMBERSHIP

Effective August 15, 2019, Everest Re became a member of the Federal Home Loan Bank (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets.  As of June 30, 2019, Everest Re had admitted assets of $12,310,510 thousand which provides borrowing capacity of up to $1,231,051 thousand.  Through September 30, 2019, Everest Re had no borrowings through the FHLB.

13.  LEASES

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2019	2019
Lease expense incurred:
Operating lease cost	$4,791	$14,146

At September 30,
(Dollars in thousands)	2019
Operating lease right of use assets	$50,356
Operating lease liabilities	55,702

Nine Months Ended
September 30,
(Dollars in thousands)	2019
Operating cash flows from operating leases	$(12,914)

At September 30,
2019
Weighted average remaining operating lease term	6.0 years
Weighted average discount rate on operating leases	4.48%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2019	$4,294
2020	17,233
2021	8,603
2022	8,328
2023	8,235
2024	8,104
Thereafter	13,653
Undiscounted lease payments	68,450
Less: present value adjustment	12,748
Total operating lease liability	$55,702

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

14.  SEGMENT REPORTING

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$854,641	$940,839	$2,260,544	$2,237,170
Net written premiums	740,096	703,944	1,845,931	1,557,706
Premiums earned	$630,135	$528,867	$1,810,175	$1,437,761
Incurred losses and LAE	392,912	394,621	1,077,023	1,404,349
Commission and brokerage	215,825	156,500	555,517	432,531
Other underwriting expenses	19,148	16,250	50,467	48,608
Underwriting gain (loss)	$2,250	$(38,504)	$127,168	$(447,727)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$442,587	$363,359	$1,204,229	$1,129,097
Net written premiums	401,341	340,701	1,109,418	1,012,933
Premiums earned	$366,410	$331,921	$1,041,870	$1,003,993
Incurred losses and LAE	407,799	315,850	858,683	751,696
Commission and brokerage	81,674	78,180	237,510	240,953
Other underwriting expenses	11,258	9,991	29,355	29,946
Underwriting gain (loss)	$(134,321)	$(72,100)	$(83,678)	$(18,602)

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross written premiums	$592,775	$454,993	$1,798,149	$1,491,438
Net written premiums	428,518	333,836	1,326,714	1,105,223
Premiums earned	$431,855	$369,983	$1,222,432	$1,084,863
Incurred losses and LAE	297,382	259,826	801,705	756,267
Commission and brokerage	60,182	53,532	169,647	159,187
Other underwriting expenses	65,287	52,559	177,604	151,823
Underwriting gain (loss)	$9,004	$4,066	$73,476	$17,586

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Underwriting gain (loss)	$(123,067)	$(106,538)	$116,966	$(448,743)
Net investment income	95,592	90,298	270,835	232,277
Net realized capital gains (losses)	112,542	30,018	390,161	(72,454)
Corporate expense	(3,183)	(2,488)	(7,353)	(7,597)
Interest, fee and bond issue cost amortization expense	(7,802)	(7,796)	(27,314)	(22,732)
Other income (expense)	(2,673)	(4,802)	(8,459)	(3,905)
Income (loss) before taxes	$71,409	$(1,308)	$734,836	$(323,154)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Canada gross written premiums	$52,136	$41,005	$138,392	$125,586

No other country represented more than 5% of the Company’s revenues.

15.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note was repaid in December 2018.  Interest income in the amount of $0 thousand and $1,075 thousand was recorded by Holdings for the three months ended September 30, 2019 and 2018, respectively.  Interest income in the amount of $0 thousand and $2,150 thousand was recorded by Holdings for the nine months ended September 30, 2019 and 2018, respectively.

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

Holdings reported its preferred shares in Preferred Holdings, as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss).  The following table presents the dividends received on the preferred shares of Preferred Holdings that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Dividends received on preferred stock of affiliate	$7,758	$7,758	$23,274	$23,274

Affiliated Companies

Effective December 31, 2018, Holdings entered into a $300,000 thousand long-term promissory note agreement with Bermuda Re.  The note was repaid in May, 2019.  This transaction was presented as a Note Payable – Affiliated in the consolidated balance sheets of Holdings as of December 31, 2018.  Interest expense of $0 thousand and $3,658 thousand was recorded by Holdings for the three and nine months ended September 30, 2019, respectively.

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

Affiliates

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
					Single
		Percent	Assuming		Occurrence		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Limit		Limit
01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000
01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000
01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000
01/01/2015-12/31/2016	Everest Re	50.0%	Bermuda Re	property / casualty business	162,500		325,000
01/01/2017-12/31/2017	Everest Re	60.0%	Bermuda Re	property / casualty business	219,000		438,000
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(1)	412,500	(1)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150,000	(1)	412,500	(1)
01/01/2014-12/31/2017	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	262,500	(1)	412,500	(1)
01/01/2012-12/31/2017	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Ceded written premiums	$14,660	$146,513	$85,667	$421,804
Ceded earned premiums	16,510	148,228	85,632	432,459
Ceded losses and LAE	(16,836)	34,683	(8,521)	70,791

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Ceded written premiums	$-	$-	$-	$-
Ceded earned premiums	-	-	-	-
Ceded losses and LAE	10	(5)	(26)	(362)

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Assumed written premiums	$-	$-	$-	$-
Assumed earned premiums	-	-	-	-
Assumed losses and LAE	(1,633)	(1,388)	(938)	1,958

	Three Months Ended		Nine Months Ended
Lloyd's Syndicate 2786	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Assumed written premiums	$24	$1,056	$(8,702)	$795
Assumed earned premiums	850	2,876	(16,380)	13,826
Assumed losses and LAE	1,141	2,883	(2,386)	10,909

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

	Three Months Ended		Nine Months Ended
Mt. Logan Re Segregated Accounts	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Ceded written premiums	$79,152	$53,340	$193,664	$154,779
Ceded earned premiums	69,942	44,699	176,576	149,674
Ceded losses and LAE	81,136	23,087	145,918	130,994
Assumed written premiums	-	3,219	-	7,866
Assumed earned premiums	-	3,219	-	7,866
Assumed losses and LAE	-	-	-	-

16.  RETIREMENT BENEFITS

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$2,064	$2,977	$6,616	$8,931
Interest cost	2,928	2,585	8,788	7,754
Expected return on plan assets	(4,492)	(3,670)	(14,523)	(11,011)
Amortization of net (income) loss	1,909	2,237	5,111	6,710
Settlement charge	102	-	309	-
Net periodic benefit cost	$2,511	$4,129	$6,301	$12,384

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$245	$446	$818	$1,339
Interest cost	245	307	835	920
Amortization of prior service cost	(144)	(33)	(433)	(98)
Amortization of net (income) loss	(39)	94	(39)	282
Net periodic benefit cost	$307	$814	$1,181	$2,443

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the company contributed $77,000 thousand to the qualified pension benefit plan.

17.  INCOME TAXES

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

18.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. In October 2019, Typhoon Hagibis made landfall in Japan. Additionally, wildfires are currently impacting California. Due to the recentness of these events, the company is unable to estimate the amount of losses at this time. However, the company anticipates that the losses from these events will adversely impact fourth quarter 2019 financial statements.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2019	2018	(Decrease)	2019	2018	(Decrease)
Gross written premiums	$1,890.0	$1,759.2	7.4%	$5,262.9	$4,857.7	8.3%
Net written premiums	1,570.0	1,378.5	13.9%	4,282.1	3,675.9	16.5%
REVENUES:
Premiums earned	$1,428.4	$1,230.8	16.1%	$4,074.5	$3,526.6	15.5%
Net investment income	95.6	90.3	5.9%	270.8	232.3	16.6%
Net realized capital gains (losses)	112.6	30.0	NM	390.2	(72.5)	NM
Other income (expense)	(2.7)	(4.8)	-44.3%	(8.5)	(3.9)	116.6%
Total revenues	1,633.9	1,346.3	21.4%	4,727.0	3,682.5	28.4%
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,098.1	970.3	13.2%	2,737.4	2,912.3	-6.0%
Commission, brokerage, taxes and fees	357.7	288.2	24.1%	962.7	832.7	15.6%
Other underwriting expenses	95.7	78.8	21.4%	257.4	230.4	11.7%
Corporate expense	3.2	2.5	27.9%	7.4	7.6	-3.2%
Interest, fee and bond issue cost amortization expense	7.8	7.8	0.1%	27.3	22.7	20.2%
Total claims and expenses	1,562.5	1,347.6	15.9%	3,992.2	4,005.7	-0.3%
INCOME (LOSS) BEFORE TAXES	71.4	(1.3)	NM	734.8	(323.2)	NM
Income tax expense (benefit)	10.3	(23.3)	-144.1%	141.2	(66.0)	NM
NET INCOME (LOSS)	$61.1	$22.0	178.3%	$593.7	$(257.1)	NM

RATIOS:			Point Change			Point Change
Loss ratio	76.9%	78.8%	(1.9)	67.2%	82.6%	(15.4)
Commission and brokerage ratio	25.0%	23.4%	1.6	23.6%	23.6%	-
Other underwriting expense ratio	6.7%	6.5%	0.2	6.3%	6.5%	(0.2)
Combined ratio	108.6%	108.7%	(0.1)	97.1%	112.7%	(15.6)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions)				2019	2018	(Decrease)
Balance sheet data:
Total investments and cash				$11,803.5	$10,707.4	10.2%
Total assets				19,787.7	18,680.3	5.9%
Loss and loss adjustment expense reserves				10,412.2	10,167.0	2.4%
Total debt				633.8	933.6	-32.1%
Total liabilities				13,960.4	13,643.5	2.3%
Stockholder's equity				5,827.2	5,036.8	15.7%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 7.4% to $1,890.0 million for the three months ended September 30, 2019, compared to $1,759.2 million for the three months ended September 30, 2018, reflecting a $137.8 million, or 30.3%, increase in our insurance business and a $7.0 million, or 0.5% decrease in our reinsurance business.  The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, and specialty lines.  The decrease in reinsurance premiums was mainly due to decreases in property writings, partially offset by an increase in casualty writings, facultative business and proportional business.  Gross written premiums increased by 8.3% to $5,262.9 million for the nine months ended September 30, 2019, compared to $4,857.7 million for the nine months ended September 30, 2018, reflecting a $306.7 million, or 20.6%, increase in our insurance business and a $98.5 million, or 2.9%, increase in our reinsurance business.  The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, energy and accident and health.  The increase in reinsurance premiums was mainly due to an increase in casualty writings, facultative business and proportional business, partially offset by a decline in treaty property business.

Net written premiums increased by 13.9% to $1,570.0 million for the three months ended September 30, 2019, compared to $1,378.5 million for the three months ended September 30, 2018, and increased by 16.5% to $4,282.1 million for the nine months ended September 30, 2019, compared to $3,675.9 million for the nine months ended September 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts.  Premiums ceded to Bermuda Re during the three months ended September 30, 2019 were $14.7 million compared with $146.5 million during the three months ended September 30, 2018.  Premiums ceded to Bermuda Re during the nine months ended September 30, 2019 were $85.7 million compared with $421.8 million during the nine months ended September 30, 2018.  Premiums earned increased by 16.1% to $1,428.4 million for the three months ended September 30, 2019, compared to $1,230.8 million for the three months ended September 30, 2018, and increased by 15.5% to $4,074.5 million for the nine months ended September 30, 2019, compared to $3,526.6 million for the nine months ended September 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 5.9% to $95.6 million for the three months ended September 30, 2019 compared with net investment income of $90.3 million for the three months ended September 30, 2018.  Net investment income increased 16.6% to $270.8 million for the nine months ended September 30, 2019 compared with net investment income of $232.3 million for the nine months ended September 30, 2018.  Net pre-tax investment income as a percentage of average invested assets was 3.4% for the three months ended September 30, 2019 compared to 3.9% for the three months ended September 30, 2018, and was 3.3% for the nine months ended September 30, 2019 compared to 3.4% for the nine months ended September 30, 2018, respectively. The increases in income were primarily the result of higher income from our growing fixed maturity portfolio, partially offset by a decline in income from our limited partnership investments.

Net Realized Capital Gains (Losses).  Net realized capital gains were $112.6 million and $30.0 million for the three months ended September 30, 2019 and 2018, respectively.  The net realized capital gains of $112.6 million for the three months ended September 30, 2019 were comprised of $116.4 million of gains from fair value re-measurements and 3.1 million of gains from sales of investments, partially offset by $7.0 million of other than temporary impairments.  The net realized capital gains of $30.0 million for the three months ended September 30, 2018 were comprised of $23.9 million of gains from fair value re-measurements, and $8.9 million of gains from sales of investments, offset by 2.8 million of other-than-temporary investments.

Net realized capital gains were $390.2 million and net realized capital losses were $72.5 million for the nine months ended September 30, 2019 and 2018, respectively.  The net realized capital gains of $390.2 million for the nine months ended September 30, 2019 were comprised of $395.6 million of gains from fair value re-measurements and $8.7 million of net gains from sales of investments, partially offset by $14.2 million of other-than-temporary impairments. The net realized capital losses of $72.5 million for the nine months ended September 30, 2018 were comprised of $79.0 million of losses from fair value re-measurements and $3.7 million of other-than-temporary investments, partially offset by $10.2  million of gains from sales of investments.

Other Income (Expense).  We recorded other expense of $2.7 million and $4.8 million for the three months ended September 30, 2019 and 2018, respectively.  We recorded other expense of $8.5 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates and changes in deferred gains under retroactive reinsurance agreements.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$814.6	57.0%		$(13.4)	-0.9%		$801.2	56.1%
Catastrophes	279.5	19.6%		17.4	1.2%		296.9	20.8%
Total	$1,094.1	76.6%		$4.0	0.3%		$1,098.1	76.9%
2018
Attritional	$772.3	62.7%		$3.2	0.3%		$775.5	63.0%
Catastrophes	208.3	16.9%		(13.5)	-1.1%		194.8	15.8%
Total	$980.6	79.6%		$(10.3)	-0.8%		$970.3	78.8%
Variance 2019/2018
Attritional	$42.3	(5.7)	pts	$(16.6)	(1.2)	pts	$25.7	(6.9)	pts
Catastrophes	71.2	2.7	pts	30.9	2.3	pts	102.1	5.0	pts
Total	$113.5	(3.0)	pts	$14.3	1.1	pts	$127.8	(1.9)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$2,405.0	59.0%		$(27.2)	-0.7%		$2,377.8	58.4%
Catastrophes	304.4	7.5%		55.3	1.4%		359.6	8.8%
Total	$2,709.4	66.5%		$28.1	0.7%		$2,737.4	67.2%
2018
Attritional	$2,158.7	61.3%		$-	0.0%		$2,158.7	61.3%
Catastrophes	272.9	7.7%		480.7	13.6%		753.6	21.3%
Total	$2,431.6	69.0%		$480.7	13.6%		$2,912.3	82.6%
Variance 2019/2018
Attritional	$246.3	(2.3)	pts	$(27.2)	(0.7)	pts	$219.1	(2.9)	pts
Catastrophes	31.5	(0.2)	pts	(425.4)	(12.2)	pts	(394.0)	(12.5)	pts
Total	$277.8	(2.5)	pts	$(452.6)	(12.9)	pts	$(174.9)	(15.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 13.2% to $1,098.1 million for the three months ended September 30, 2019 compared to $970.3 million for the three months ended September 30, 2018, primarily due to an increase in current year catastrophe losses of $71.2 million, an increase in unfavorable development on prior year catastrophe losses of $30.9 million in 2019 compared to 2018 and an increase in current year attritional losses of $42.3 million primarily due to the increase in premiums earned. This increase was partially offset by additional favorable development on prior years attritional losses of $16.6 million in 2019 compared to 2018. The $279.5 million of current year catastrophe losses for the three months ended September 30, 2019, mainly related to Hurricane Dorian ($154.5 million) and Typhoon Faxai ($126.0 million). The current year catastrophe losses of $208.3 million for the three months ended September 30, 2018 related to Hurricane Florence ($77.0 million), Typhoon Jebi ($66.6 million), Typhoon Trami ($25.0 million), the 2018 California wildfires ($24.7 million), and Japan floods ($15.0 million).

Incurred losses and LAE decreased by 6.0% to $2,734.4 million for the nine months ended September 30, 2019 compared to $2,912.3 million for the nine months ended September 30, 2018, primarily due to $425.4 million less of unfavorable development on prior year catastrophe losses in 2019 compared to 2018 and favorable development on prior years attritional losses of $27.2 million in 2019,  partially offset by an increase in current year attritional losses of $246.3 million due to the impact of the increase in premiums earned and an increase of $31.5 million on current year catastrophe losses.  The current year catastrophe losses of $304.4 million for the nine months ended September 30, 2019 are primarily due to Hurricane Dorian ($154.5 million) Typhoon Faxai ($126.0 million) and the Townsville monsoon in Australia ($23.9 million). The $480.7 million of unfavorable development on prior years catastrophe losses, for the nine months ended September 30, 2018 mainly related to Hurricanes Harvey, Irma and Maria.  The increase in loss estimates for Hurricanes Harvey, Irma and Maria was mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The current year catastrophe losses of $272.9 million for the nine months ended September 30, 2018 related to Hurricane Florence ($77.0 million), Typhoon Jebi ($66.6 million), Cyclone Mekanu ($47.7 million), Typhoon Trami ($25.0 million), the 2018 California wildfires ($24.7 million), the U.S. winter storms ($16.9 million), and Japan floods ($15.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $357.7 million for the three months ended September 30, 2019 compared to $288.2 million  for the three months ended September 30, 2018.  Commission, brokerage, taxes and fees increased to $962.7 million for the nine months ended September 30, 2019 compared to $832.7 million  for the nine months ended September 30, 2018.  The increases were mainly due to the impacts of the increase in premiums earned, the impact of the early commutation of a multi-year contract, and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses increased to $95.7 million for the three months ended September 30, 2019 compared to $78.8 million for the three months ended September 30, 2018.  Other underwriting expenses increased to $257.4 million for the nine months ended September 30, 2019 compared to $230.4 million for the nine months ended September 30, 2018. These increases were primarily due to the increase in premiums earned, changes in the mix of business and the continued expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, have increased slightly to $3.2 million from $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and decreased slightly to $7.4 million from $7.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense remained flat at $7.8 million for the three months ended September 30, 2019 and 2018, respectively.  Interest, fees and other bond amortization expense was $27.3 million and $22.7 million for the nine months ended September 30, 2019 and 2018, respectively.  The change in expense for the nine month period was primarily due to interest expense on the $300.0 million affiliated loan agreement with Bermuda Re effective on December 31, 2018 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 4.5% as of September 30, 2019 compared to 4.7% as of September 30, 2018.

Income Tax Expense (Benefit).  We had an income tax expense of $10.3 million and an income tax benefit of $23.3 million for the three months ended September 30, 2019 and 2018, respectively.  We had an income tax expense of $141.2 million and an income tax benefit of $66.0 million for the nine months ended September 30, 2019 and 2018, respectively. Variations in taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) as well as changes in tax exempt investment income and creditable foreign taxes.  The change in income tax expense (benefit) was primarily due to the increase in net capital gains and underwriting income for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

Net Income (Loss).

Our net income was $61.1 million for the three months ended September 30, 2019, and $22.0 million for the three months ended September 30, 2018 respectively.  Our net income was $593.7 million for the nine months ended September 30, 2019, and our net loss was $257.1 million for the nine months ended September 30, 2018 respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased slightly to 108.6% for the three months ended September 30, 2019 compared to 108.7% for the three months ended September 30, 2018, and decreased by 15.6 points to 97.1% for the nine months ended September 30, 2019 compared to 112.7% for the nine months ended September 30, 2018.  The loss ratio component decreased by 1.9 points and 15.4 points for the three and nine months ended September 30, 2019, respectively, over the same period last year mainly due to a lower attritional loss ratio for the quarter and on prior year catastrophe losses for year to date in 2019 compared to 2018. The commission and brokerage ratio component increased to 25.0% for the three months ended September 30, 2019 compared to 23.4% for the three months ended September 30, 2018 primarily due to the impact of the early commutation of a multi-year contract, and remained flat at 23.6% for the nine months ended September 30, 2019 and 2018. The other underwriting expense ratio increased slightly to 6.7% for the three months ended September 30, 2019 from 6.5% for the three months ended September 30, 2018 and decreased slightly to 6.3% for the nine months ended September 30, 2019 from 6.5% for the nine months ended September 30, 2018,

Stockholder's Equity.

Stockholder’s equity increased by $790.5 million to $5,827.2 million at September 30, 2019 from $5,036.8 million at December 31, 2018, principally as a result of $593.7 million of net income, $187.9 million of net unrealized appreciation on investments, net of tax, $5.0 million of net foreign currency translation adjustments and $3.7 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 5.9% to $95.6 million for the three months ended September 30, 2019 compared with net investment income of $90.3 million for the three months ended September 30, 2018.  Net investment income increased by 16.6% to $270.8 million for the nine months ended September 30, 2019 compared with net investment income of $232.3 million for the nine months ended September 30, 2018.  The increases in income were primarily the result of higher income from our growing fixed maturity portfolio, partially offset by a decline in income from our limited partnership investments.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Fixed maturities	$68.2	$51.9	$200.6	$142.8
Equity securities	1.9	2.7	5.7	10.7
Short-term investments and cash	2.2	2.1	8.1	4.3
Other invested assets
Limited partnerships	15.1	25.6	38.3	54.2
Dividends from preferred shares of affiliate	7.8	7.8	23.3	23.3
Other	7.3	6.0	13.6	10.7
Gross investment income before adjustments	102.5	96.0	289.6	246.0
Funds held interest income (expense)	1.1	0.9	5.4	4.5
Interest income from Parent	-	1.1	-	3.2
Gross investment income	103.6	98.0	295.0	253.7
Investment expenses	(8.0)	(7.7)	(24.2)	(21.5)
Net investment income	$95.6	$90.3	$270.8	$232.3

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2019	2018
Imbedded pre-tax yield of cash and invested assets	3.6%	3.5%
Imbedded after-tax yield of cash and invested assets	2.8%	2.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Annualized pre-tax yield on average cash and invested assets	3.4%	3.9%	3.3%	3.4%
Annualized after-tax yield on average cash and invested assets	2.7%	3.1%	2.6%	2.7%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	2019	2018	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$6.6	$2.5	$4.1	$17.5	$11.5	$6.0
Losses	(4.5)	(3.8)	(0.7)	(14.2)	(6.8)	(7.4)
Total	2.1	(1.3)	3.4	3.3	4.7	(1.4)
Fixed maturity securities, fair value
Gains	-	-	-	0.4	-	0.4
Losses	-	(0.7)	0.7	-	(1.8)	1.8
Total	-	(0.7)	0.7	0.4	(1.8)	2.2
Fixed maturity securities, fair value
Equity securities, fair value
Gains	1.1	13.8	(12.7)	9.3	21.7	(12.4)
Losses	(2.2)	(3.8)	1.6	(6.7)	(15.8)	9.1
Total	(1.1)	10.0	(11.1)	2.6	5.9	(3.3)
Other invested assets
Gains	2.6	0.9	1.7	2.9	1.5	1.4
Losses	(0.5)	-	(0.5)	(0.6)	-	(0.6)
Total	2.1	0.9	1.2	2.3	1.5	0.8
Short Term Investments:
Gains	-	-	-	0.1	-	0.1
Total net realized gains (losses) from sales
Gains	10.3	17.2	(6.9)	30.2	34.7	(4.5)
Losses	(7.2)	(8.3)	1.1	(21.5)	(24.5)	3.0
Total	3.1	8.9	(5.8)	8.7	10.2	(1.5)
Other than temporary impairments:	(7.0)	(2.8)	(4.2)	(14.2)	(3.7)	(10.5)
Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	0.5	(0.5)	-	1.5	(1.5)
Equity securities, fair value	(10.3)	36.3	(46.6)	93.3	34.8	58.5
Other invested assets, fair value	126.7	(12.9)	139.6	302.3	(115.3)	417.6
Total	116.4	23.9	92.5	395.6	(79.0)	474.6
Total net realized gains (losses)	$112.6	$30.0	$82.6	$390.2	$(72.5)	$462.7

(Some amounts may not reconcile due to rounding.)

Net Realized Capital Gains (Losses).  Net realized capital gains were $112.6 million and $30.0 million for the three months ended September 30, 2019 and 2018, respectively.  The net realized capital gains of $112.6 million for the three months ended September 30, 2019 were comprised of $116.4 million of gains from fair value re-measurements and 3.1 million of gains from sales of investments, partially offset by $7.0 million of other than temporary impairments.  The net realized capital gains of $30.0 million for the three months ended September 30, 2018 were comprised of $23.9 million of gains from fair value re-measurements, and $8.9 million of gains from sales of investments, offset by 2.8 million of other-than-temporary investments.

Net realized capital gains were $390.2 million and net realized capital losses were $72.5 million for the nine months ended September 30, 2019 and 2018, respectively.  The net realized capital gains of $390.2 million for the nine months ended September 30, 2019 were comprised of $395.6 million of gains from fair value re-measurements and $8.7 million of net gains from sales of investments, partially offset by $14.2 million of other-than-temporary impairments. The net realized capital losses of $72.5 million for the nine months ended September 30, 2018 were comprised of $79.0 million of losses from fair value re-measurements and $3.7 million of other-than-temporary investments, partially offset by $10.2  million of gains from sales of investments.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$854.6	$940.8	$(86.2)	-9.2%	$2,260.5	$2,237.2	$23.3	1.0%
Net written premiums	740.1	703.9	36.2	5.1%	1,845.9	1,557.7	288.2	18.5%

Premiums earned	$630.1	$528.9	$101.2	19.1%	$1,810.2	$1,437.8	$372.4	25.9%
Incurred losses and LAE	392.9	394.6	(1.7)	-0.4%	1,077.0	1,404.3	(327.3)	-23.3%
Commission and brokerage	215.8	156.5	59.3	37.9%	555.5	432.5	123.0	28.4%
Other underwriting expenses	19.1	16.3	2.8	17.2%	50.5	48.6	1.9	3.9%
Underwriting gain (loss)	$2.3	$(38.5)	$40.8	-106.0%	$127.2	$(447.7)	$574.8	-128.4%

				Point Chg				Point Chg
Loss ratio	62.4%	74.6%		(12.2)	59.5%	97.7%		(38.2)
Commission and brokerage ratio	34.3%	29.6%		4.7	30.7%	30.1%		0.6
Other underwriting ratio	2.9%	3.1%		(0.2)	2.8%	3.3%		(0.5)
Combined ratio	99.6%	107.3%		(7.7)	93.0%	131.1%		(38.1)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums decreased by 9.2% to $854.6 million for the three months ended September 30, 2019 from $940.8 million for the three months ended September 30, 2018, primarily due to a decrease in treaty property writings, partially offset by an increase in casualty business.  Net written premiums increased by 5.1% to $740.1 million for the three months ended September 30, 2019 compared to $703.9 million for the three months ended September 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance, including the impact of changes in affiliated reinsurance contracts.  Premiums earned increased by 19.1% to $630.1 million for the three months ended September 30, 2019 compared to $528.9 million for the three months ended September 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 1.0% to $2,260.5 million for the nine months ended September 30, 2019 from $2,237.2 million for the nine months ended September 30, 2018, primarily due to an increase in casualty writings, partially offset by a decline in treaty property business.  Net written premiums increased by 18.5% to $1,845.9 million for the nine months ended September 30, 2019 compared to $1,557.7 million for the nine months ended September 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance, including the impact of changes in affiliated reinsurance contracts.  Premiums earned increased by 25.9% to $1,810.2 million for the nine months ended September 30, 2019 compared to $1,437.8 million for the nine months ended September 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$339.2	53.8%		$(10.3)	-1.6%		$328.9	52.2%
Catastrophes	50.5	8.0%		13.5	2.1%		64.0	10.2%
Total segment	$389.7	61.8%		$3.2	0.5%		$392.9	62.4%
2018
Attritional	$340.1	64.3%		$5.2	1.0%		$345.3	65.3%
Catastrophes	97.5	18.4%		(48.2)	-9.1%		49.3	9.3%
Total segment	$437.6	82.7%		$(43.0)	-8.1%		$394.6	74.6%
Variance 2019/2018
Attritional	$(0.9)	(10.5)	pts	$(15.5)	(2.6)	pts	$(16.4)	(13.1)	pts
Catastrophes	(47.0)	(10.4)	pts	61.7	11.2	pts	14.7	0.9	pts
Total segment	$(47.9)	(20.9)	pts	$46.2	8.6	pts	$(1.7)	(12.2)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,047.2	57.8%		$(7.3)	-0.4%		$1,039.9	57.3%
Catastrophes	50.4	2.8%		(13.3)	-0.7%		37.2	2.1%
Total segment	$1,097.6	60.6%		$(20.6)	-1.1%		$1,077.0	59.5%
2018
Attritional	$901.8	62.7%		$-	0.0%		$901.8	62.7%
Catastrophes	101.6	7.1%		401.0	27.9%		502.6	35.0%
Total segment	$1,003.4	69.8%		$401.0	27.9%		$1,404.3	97.7%
Variance 2019/2018
Attritional	$145.4	(4.9)	pts	$(7.3)	(0.4)	pts	$138.1	(5.4)	pts
Catastrophes	(51.2)	(4.3)	pts	(414.3)	(28.6)	pts	(465.4)	(32.9)	pts
Total segment	$94.2	(9.2)	pts	$(421.6)	(29.0)	pts	$(327.3)	(38.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 0.4% to $392.9 million for the three months ended September 30, 2019 compared to $394.6 million for the three months ended September 30, 2018.  The decrease was primarily due to a decrease of $47.0 million in current year catastrophe losses and an increase of $15.5 million of favorable development on prior years attritional losses, partially offset by $61.7 million more of unfavorable development on prior year catastrophe losses in 2019 compared to 2018. The current year catastrophe losses of $50.5 million for the three months ended September 30, 2019 related to Typhoon Faxai ($26.5 million) and Hurricane Dorian ($24.0 million) .The current year catastrophe losses of $97.5 million for the three months ended September 30, 2018 primarily related to Hurricane Florence ($58.0 million), the 2018 California wildfires ($23.2 million), Typhoon Jebi ($6.5 million), Japan Floods ($5.5 million), the U.S. winter storms ($2.3 million) and  Typhoon Trami ($2.0 million).

Incurred losses decreased by 23.3% to $1,077.0 million for the nine months ended September 30, 2019 compared to $1,404.3 million for the nine months ended September 30, 2018.  The decrease was primarily due to $414.3 million of less unfavorable development on prior year catastrophe losses in 2019 compared to 2018 and a decrease of $51.2 million on current year catastrophe losses.  The unfavorable development of $401.0 million in 2018 mainly related to Hurricanes Harvey, Irma and Maria as well as the 2017 California wildfires.  This decline was partially offset by an increase of $145.4 million in current year attritional losses, mainly due to the impact of the increase in premiums earned and changes in the mix of business. The current year catastrophe losses of $50.4 million mainly related to Typhoon Faxai ($26.5 million) and Hurricane Dorian ($24.0 million).  The current year catastrophe losses of $101.6 million for the nine months ended September 30, 2018 primarily related to Hurricane Florence ($58.0 million), the 2018 California wildfires ($23.2 million), Typhoon Jebi ($6.5 million), the U.S. winter storms ($6.4 million), Japan Floods ($5.5 million) and  Typhoon Trami ($2.0 million).

Segment Expenses.  Commission and brokerage increased to $215.8 million for the three months ended September 30, 2019 compared to $156.5 million for the three months ended September 30, 2018.  Commission and brokerage increased to $555.5 million for the nine months ended September 30, 2019 compared to $432.5 million for the nine months ended September 30, 2018.  The increases were mainly due to the impact of the increases in premium earned, the impact of the early commutation of a multi-year contract, and changes in affiliated reinsurance agreements.

Segment other underwriting expenses increased to $19.1 million for the three months ended September 30, 2019 from $16.3 million for the three months ended September 30, 2018.  Segment other underwriting expenses increased to $50.5 million for the nine months ended September 30, 2019 from $48.6 million for the nine months ended September 30, 2018. These increases were due to the impact of the increases in premiums earned.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$442.6	$363.4	$79.2	21.8%	$1,204.2	$1,129.1	$75.1	6.7%
Net written premiums	401.3	340.7	60.6	17.8%	1,109.4	1,012.9	96.5	9.5%

Premiums earned	$366.4	$331.9	$34.5	10.4%	$1,041.9	$1,004.0	$37.9	3.8%
Incurred losses and LAE	407.8	315.9	91.9	29.1%	858.7	751.7	107.0	14.2%
Commission and brokerage	81.7	78.2	3.5	4.5%	237.5	241.0	(3.5)	-1.5%
Other underwriting expenses	11.3	10.0	1.3	13.0%	29.4	29.9	(0.5)	-1.7%
Underwriting gain (loss)	$(134.3)	$(72.1)	$(62.1)	86.1%	$(83.7)	$(18.6)	$(65.1)	NM

				Point Chg				Point Chg
Loss ratio	111.3%	95.2%		16.1	82.4%	74.9%		7.5
Commission and brokerage ratio	22.3%	23.6%		(1.3)	22.8%	24.0%		(1.2)
Other underwriting ratio	3.1%	2.9%		0.2	2.8%	3.0%		(0.2)
Combined ratio	136.7%	121.7%		15.0	108.0%	101.9%		6.1

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 21.8% to $442.6 million for the three months ended September 30, 2019 compared to $363.4 million for the three months ended September 30, 2018, primarily due to increases in Latin American business, Canadian business, and facultative writings. Net written premiums increased by 17.8% to $401.3 million for the three months ended September 30, 2019 compared to $340.7 million for the three months ended September 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the varying utilization of reinsurance, including the impact of changes in affiliated reinsurance contracts.  Premiums earned increased 10.4% to $366.4 million for the three months ended September 30, 2019 compared to $331.9 million for the three months ended September 30, 2018.  The change in premiums earned relative to net written premiums is due to changes in affiliated reinsurance agreements and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 6.7% to $1,204.2 million for the nine months ended September 30, 2019 compared to $1,129.1 million for the nine months ended September 30, 2018, primarily due to increases in Middle East and Africa business, facultative business, and Asian business written through our Singapore branch, partially offset by a decline in Latin American business and a negative impact of $26.0 million from the movement of foreign exchange rates.  Net written premiums increased by 9.5% to $1,109.4 million for the nine months ended September 30, 2019 compared to $1,012.9 million for the nine months ended September 30, 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the varying utilization of reinsurance, including the impact of changes in affiliated reinsurance contracts.  Premiums earned increased 3.8% to $1,041.9 million for the nine months ended September 30, 2019 compared to $1,004.0 million for the nine months ended September 30, 2018.  The change in premiums earned relative to net written premiums is due to changes in affiliated reinsurance agreements and is also the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.   The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$185.7	50.7%		$(4.4)	-1.2%		$181.3	49.5%
Catastrophes	225.0	61.4%		1.5	0.4%		226.5	61.8%
Total segment	$410.7	112.1%		$(2.9)	-0.8%		407.8	111.3%
2018
Attritional	$182.2	54.9%		$-	0.0%		$182.2	54.9%
Catastrophes	96.3	29.0%		37.4	11.3%		133.7	40.3%
Total segment	$278.5	83.9%		$37.4	11.3%		$315.9	95.2%
Variance 2019/2018
Attritional	$3.5	(4.2)	pts	$(4.4)	(1.2)	pts	$(0.9)	(5.4)	pts
Catastrophes	128.7	32.4	pts	(35.9)	(10.9)	pts	92.8	21.5	pts
Total segment	$132.2	28.2	pts	$(40.3)	(12.1)	pts	$91.9	16.1	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$547.2	52.5%		$(2.6)	-0.2%		$544.7	52.2%
Catastrophes	249.9	24.0%		64.1	6.2%		314.0	30.1%
Total segment	$797.1	76.5%		$61.5	6.0%		$858.7	82.4%
2018
Attritional	$520.3	51.8%		$-	0.0%		$520.3	51.8%
Catastrophes	146.3	14.6%		85.1	8.5%		231.4	23.1%
Total segment	$666.6	66.4%		$85.1	8.5%		$751.7	74.9%
Variance 2019/2018
Attritional	$26.9	0.7	pts	$(2.6)	(0.2)	pts	$24.4	0.4	pts
Catastrophes	103.6	9.4	pts	(21.0)	(2.3)	pts	82.6	7.0	pts
Total segment	$130.5	10.1	pts	$(23.6)	(2.5)	pts	$107.0	7.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 29.1% to $407.8 million for the three months ended September 30, 2019 compared to $315.9 million for the three months ended September 30, 2018, primarily due to an increase of $128.7 million in current year catastrophe losses, partially offset by $35.9 million less of unfavorable development on prior years catastrophe losses in 2019 compared to 2018. The current year catastrophe losses of $225.0 million for the three months ended September 30, 2019 , related to Hurricane Dorian ($126.5 million) and Typhoon Faxai ($99.5 million). The current year catastrophe losses of $96.3 million for the three months ended September 30, 2018 primarily related to Typhoon Jebi ($60.1 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million) and Hurricane Florence ($6.0 million).

Incurred losses and LAE increased by 14.2% to $858.7 million for the nine months ended September 30, 2019 compared to $751.7 million for the nine months ended September 30, 2018, primarily due to an increase of $103.6 million in current year catastrophe losses and an increase of $26.9 million on current year attritional losses mainly due to the impact of the increase in premiums earned, partially offset by $21.0 million less of unfavorable development on prior years catastrophe losses in 2019 compared to 2018.   The current year catastrophe losses of $249.9 million for the nine months ended September 30, 2019 related to Hurricane Dorian ($126.5 million), Typhoon Faxai ($99.5 million), and the Townsville monsoon in Australia ($23.9 million).  The current year catastrophe losses of $146.3 million for the nine months ended September 30, 2018 primarily related to Typhoon Jebi ($60.1 million), Cyclone Mekunu ($47.7 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million) and Hurricane Florence ($6.0 million).

Segment Expenses.  Commission and brokerage increased to $81.7 million for the three months ended September 30, 2019 compared to $78.2 million for the three months ended September 30, 2018.  Commission and brokerage decreased to $237.5 million for the nine months ended September 30, 2019 compared to $241.0 million for the nine months ended September 30, 2018.  The fluctuations were mainly due to the impact of changes in affiliated reinsurance agreements and changes in the mix of business.

Segment other underwriting expenses increased to $11.3 million for the three months ended September 30, 2019 from $10.0 million for the three months ended September 30, 2018.  Segment other underwriting expenses decreased slightly to $29.4 million for the nine months ended September 30, 2019 from $29.9 million for the nine months ended September 30, 2018. The fluctuations were mainly due to the impact of changes in affiliated reinsurance agreements and changes in the mix of business.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Gross written premiums	$592.8	$455.0	$137.8	30.3%	$1,798.1	$1,491.4	$306.7	20.6%
Net written premiums	428.5	333.8	94.7	28.4%	1,326.7	1,105.2	221.5	20.0%

Premiums earned	$431.9	$370.0	$61.9	16.7%	$1,222.4	$1,084.9	$137.5	12.7%
Incurred losses and LAE	297.4	259.8	37.6	14.5%	801.7	756.3	45.4	6.0%
Commission and brokerage	60.2	53.5	6.7	12.5%	169.6	159.2	10.4	6.5%
Other underwriting expenses	65.3	52.6	12.7	24.1%	177.6	151.8	25.8	17.0%
Underwriting gain (loss)	$9.0	$4.1	$4.9	119.5%	$73.5	$17.6	$55.9	NM

				Point Chg				Point Chg
Loss ratio	68.9%	70.2%		(1.3)	65.6%	69.7%		(4.1)
Commission and brokerage ratio	13.9%	14.5%		(0.6)	13.9%	14.7%		(0.8)
Other underwriting ratio	15.1%	14.2%		0.9	14.5%	14.0%		0.5
Combined ratio	97.9%	98.9%		(1.0)	94.0%	98.4%		(4.4)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.   Gross written premiums increased by 30.3% to $592.8 million for the three months ended September 30, 2019 compared to $455.0 million for the three months ended September 30, 2018.  This increase was related to most lines of business including property, casualty, and specialty lines.  Net written premiums increased by 28.4% to $428.5 million for the three months ended September 30, 2019 compared to $333.8 million for the three months ended September 30, 2018, which is consistent with the change in written premiums.  Premiums earned increased by 16.7% to $431.9 million for the three months ended September 30, 2019 compared to $370.0 million for the three months ended September 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 20.6% to $1,798.1 million for the nine months ended September 30, 2019 compared to $1,491.4 million for the nine months ended September 30, 2018.  This increase was related to most lines of business including property, casualty, energy, specialty lines and accident and health.  Net written premiums increased by 20.0% to $1,326.7 million for the nine months ended September 30, 2019 compared to $1,105.2 million for the nine months ended September 30, 2018, which is consistent with the change in written premiums.  Premiums earned increased by 12.7% to $1,222.4 million for the nine months ended September 30, 2019 compared to $1,084.9 million for the nine months ended September 30, 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$289.7	67.1%		$1.3	0.3%		$291.0	67.4%
Catastrophes	4.0	0.9%		2.3	0.5%		6.3	1.5%
Total segment	$293.7	68.0%		$3.7	0.9%		$297.4	68.9%
2018
Attritional	$250.0	67.5%		$(2.0)	-0.5%		$248.0	67.0%
Catastrophes	14.5	3.9%		(2.7)	-0.7%		11.8	3.2%
Total segment	$264.5	71.4%		$(4.7)	-1.2%		$259.8	70.2%
Variance 2019/2018
Attritional	$39.7	(0.4)	pts	$3.3	0.8	pts	$43.0	0.4	pts
Catastrophes	(10.5)	(3.0)	pts	5.0	1.2	pts	(5.5)	(1.7)	pts
Total segment	$29.2	(3.4)	pts	$8.4	2.1	pts	$37.6	(1.3)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$810.6	66.3%		$(17.3)	-1.4%		$793.2	64.9%
Catastrophes	4.0	0.3%		4.5	0.4%		8.5	0.7%
Total segment	$814.6	66.6%		$(12.9)	-1.1%		$801.7	65.6%
2018
Attritional	$736.7	67.9%		$-	0.0%		$736.7	67.9%
Catastrophes	25.0	2.3%		(5.4)	-0.5%		19.6	1.8%
Total segment	$761.7	70.2%		$(5.4)	-0.5%		$756.3	69.7%
Variance 2019/2018
Attritional	$73.9	(1.6)	pts	$(17.3)	(1.4)	pts	$56.5	(3.0)	pts
Catastrophes	(21.0)	(2.0)	pts	9.9	0.9	pts	(11.1)	(1.1)	pts
Total segment	$52.9	(3.6)	pts	$(7.5)	(0.6)	pts	$45.4	(4.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 14.5% to $297.4 million for the three months ended September 30, 2019 compared to $259.8 million for the three months ended September 30, 2018, mainly due to an increase of $39.7 million in current year attritional losses mainly due to the increase in premiums earned, partially offset by a decrease of $10.5 million on current year catastrophe losses. The current year catastrophe losses of $4.0 million for the three months ended September 30, 2019, related to Hurricane Dorian ($4.0 million). The current year catastrophe losses of $14.5 million for the three months ended September 30, 2018 primarily related to the Hurricane Florence ($13.0 million) and the 2018 California wildfires ($1.5 million).

Incurred losses and LAE increased by 6.0% to $801.7 million for the nine months ended September 30, 2019 compared to $756.3 million for the nine months ended September 30, 2018, mainly due to an increase of $73.9 million in current year attritional losses mainly due to the increase in premiums earned, partially offset by a decrease of $21.0 million on current year catastrophe losses and $17.3 million of favorable development on prior years attritional losses in 2019. The current year catastrophe losses of $4.0 million for the nine months ended September 30, 2019, related to Hurricane Dorian ($4.0 million). The current year catastrophe losses of $25.0 million for the nine months ended September 30, 2018 primarily related to Hurricane Florence ($13.0 million), the U.S. winter storms ($10.5 million) and the 2018 California wildfires ($1.5 million).

Segment Expenses.  Commission and brokerage increased to $60.2 million for the three months ended September 30, 2019 compared to $53.5 million for the three months ended September 30, 2018.  Commission and brokerage increased to $169.6 million for the nine months ended September 30, 2019 compared to $159.2 million for the nine months ended September 30, 2018.  The increases were mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.

Segment other underwriting expenses increased to $65.3 million for the three months ended September 30, 2019 compared to $52.6 million for the three months ended September 30, 2018.  Segment other underwriting expenses increased to $177.6 million for the nine months ended September 30, 2019 compared to $151.8 million for the nine months ended September 30, 2018.  The increase was mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $11.8 billion investment portfolio, at September 30,  2019, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $1,000.0 million of mortgage-backed securities in the $7,373.7 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $276.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2019
(Dollars in millions)	-200	-100	-	100	200
Total Market/Fair Value	$8,177.6	$7,909.2	$7,650.4	$7,387.7	$7,125.3
Market/Fair Value Change from Base (%)	6.9%	3.4%	0.0%	-3.4%	-6.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$416.5	$204.4	$-	$(207.6)	$(414.8)

We had $10,412.2 million and $10,167.0 million of gross reserves for losses and LAE as of September 30, 2019 and December 31, 2018, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$596.0	$670.5	$745.0	$819.5	$894.0
After-tax Change in Fair/Market Value	(117.7)	(58.9)	-	58.9	117.7

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

Dated: November 14, 2019