Form 10-K
period 2019-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2020-03-27
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_X_    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2020, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2019, of $7.1 billion, with approximately 65% representing reinsurance and 35% representing insurance.  Stockholder’s equity at December 31, 2019 was $5.9 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance through brokers, surplus lines brokers and general agent relationships.  Holdings’ active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•        Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.  At December 31, 2019, Everest Re had statutory surplus of $3.7 billion.

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

•        Everest Denali Insurance Company (“Everest Denali”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 50 states and the District of Columbia.  The majority of Everest Denali’s business is reinsured by its parent, Everest Re.

•        Everest Premier Insurance Company (“Everest Premier”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in 50 states and the District of Columbia.  The majority of Everest Premier’s business is reinsured by its parent, Everest Re.

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

Capital Transactions.

The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company stockholder’s equity was $5,857.4 million and $5,036.8 million at December 31, 2019 and 2018, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s, and Moody’s.  These ratings are based upon factors relevant to policyholders and are not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of January 31, 2020.

The Company believes that its ratings are important as they provide the Company’s customers and others with an independent assessment of the Company’s financial strength using a rating scale that provides for relative comparisons.  Strong financial ratings are particularly important for reinsurance and insurance companies given that customers may rely on a company to pay covered losses well into the future.  As a result, a highly rated company is generally preferred.

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A (Strong )	Not Rated
Everest Denali	A+ (Superior)	Not Rated	Not Rated
Everest Premier	A+ (Superior)	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on May 2, 2019. Standard & Poor’s states that the “A+”/”A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Standard & Poor’s affirmed these ratings on July 25, 2019.  Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody’s affirmed these ratings on September 27, 2019.

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

Worldwide insurance and reinsurance market conditions continued to be competitive. Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments.  These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure.  The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although insured catastrophe losses for 2019 were slightly below recent annual averages, there were numerous natural catastrophes in 2018, with total industry losses estimated to be $90 billion.  The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record. These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion. These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wildfires in California and Hurricanes Nate and Ophelia.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there is a growing industry consensus that there is some firming of (re)insurance rates for the areas impacted by the recent catastrophes.

Rates also appear to be firming in some of the casualty lines of business, particularly in the casualty lines that have seen significant losses such as excess casualty and directors and officers’ liability.   Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation are experiencing softer market conditions.

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

Employees.

As of February 1, 2020, the Company employed 1,376 persons. Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2019	$573.7
2018	1,712.6
2017	941.4
2016	109.2
2015	31.9

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in 2019 and 2018, and an increase for the years 2017 through 2015:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2019	$44.4	decrease
2018	558.8	decrease
2017	117.7	increase
2016	91.7	increase
2015	6.5	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities.  At December 31, 2019, 2.5% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance. With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance starting in 2014.  In addition, some of our quota share contracts with larger retrocessions have increased.  The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

We entered into affiliated whole account quota share reinsurance agreements for 2002 through 2017 with Bermuda Re but we did not renew the quota share reinsurance agreement with Bermuda Re after 2017.  We believe that the terms, conditions and pricing of the quota share agreements reflect arm’s length market conditions.

Percentage of ceded written premiums to gross written premiums	2019	2018	2017	2016	2015
Unaffiliated	16.7%	14.7%	14.6%	13.6%	8.2%
Affiliated	1.4%	8.7%	38.4%	45.9%	49.9%

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

According to Standard & Poor’s, Group ranks among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated. The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $225.1 billion in 2018 according to data compiled by Standard & Poor’s.  The leaders in this market are Swiss Re, Munich Re, Hannover Rueck SE, Berkshire Hathaway Re, and SCOR SE. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 70) and existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Effective January 1, 2020, Juan C. Andrade (age 54) became President and Chief Executive Officer, replacing Dominic J. Addesso (age 66), who retired effective December 31, 2019 and remains on our Board of Directors.  Other key officers include Executive Vice President and Chief Financial Officer, Craig Howie (age 56), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 54), Executive Vice President, General Counsel, Chief Compliance Officer, Secretary and Managing Director and Chief Executive Officer of Bermuda Re, Sanjoy Mukherjee (age 53) and Executive Vice

President, President and Chief Executive Officer of the Everest Insurance® Division, Jonathan Zaffino (age 47). We have employment contracts with all of our key officers, which contain automatic renewal provisions that provide for the contracts to continue indefinitely unless sooner terminated in accordance with the contract or as otherwise may be agreed.

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

	At
(Dollars in millions)	December 31, 2019	% of Total
Mortgage-backed securities
Commercial	$329.0	2.8%
Agency residential	644.7	5.4%
Non-agency residential	1.6	-%
Other asset-backed	766.0	6.4%
Total asset-backed	1,741.3	14.6%
Other fixed income	5,750.8	48.1%
Total fixed income, at market value	7,492.1	62.7%
Fixed income -available for sale, at fair value	5.8	-%
Equity securities - available for sale, at fair value	764.0	6.4%
Other invested assets	1,020.8	8.5%
Other invested assets, at fair value	1,982.6	16.6%
Cash and short-term investments	691.0	5.8%
Total investments and cash	$11,956.3	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position.  In 2019, we wrote approximately 15.5% of our coverages in non-U.S. currencies; as of December 31, 2019, we maintained approximately 9.8% of our investment portfolio in investments denominated in non-U.S. currencies. During 2019, 2018 and 2017, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $6.4 million to a gain of $16.1 million.

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

The 2017 TCJA addressed concerns by members of Congress regarding U.S. corporations moving their place of incorporation to low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate tax rate of 21%.  Specifically, it addressed their concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in foreign jurisdictions, including Bermuda.  Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax (“BEAT”) of 10% from 2019 to 2025 and 12.5% thereafter which may exceed its regular income tax.  In addition, new proposed and final regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey. The Company’s other 18 locations occupy a total of approximately 206,400 square feet, all of which are leased. In addition, effective October 2019, the Company entered into a lease agreement to move its corporate offices from Liberty Corner, New Jersey to Warren, New Jersey. The lease agreement covers approximately 315,000 square feet of office space.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holder of Common Stock.

As of December 31, 2019, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.

The Company did not pay any dividends in 2019, 2018 and 2017.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $3,739.1 million at December 31, 2019, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2020 without prior regulatory approval is $373.9 million.

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

Worldwide insurance and reinsurance market conditions continued to be competitive. Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments.  These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure.  The capital markets demand for these products is being primarily driven by the current low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition is generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

Rates tend to fluctuate by specific region and products, particularly areas recently impacted by large catastrophic events.  Although insured catastrophe losses for 2019 were slightly below recent annual averages, there were numerous natural catastrophes in 2018, with total industry losses estimated to be $90 billion.  The costliest event was the Camp Wildfire in California, the deadliest and most destructive California fire on record. These 2018 catastrophe losses followed another record year of catastrophes in 2017 where total industry losses for the worldwide events were estimated at $140 billion. These catastrophe losses included an unprecedented series of catastrophes in the third quarter of 2017 with Hurricanes Harvey, Irma and Maria, as well as a significant earthquake in Mexico City.  Additional catastrophe events occurred in the fourth quarter of 2017 with the wildfires in California and Hurricanes Nate and Ophelia.  During 2016, catastrophe losses included the Fort McMurray Canadian wildfire, Hurricane Matthew which affected a large area of the Caribbean and southeastern United States, storms and an earthquake in Ecuador.  While the future impact on market conditions from these catastrophes cannot be determined at this time, there is a growing industry consensus that there is some firming of (re)insurance rates for the areas impacted by the recent catastrophes.

Rates also appear to be firming in some of the casualty lines of business, particularly in the casualty lines that have seen significant losses such as excess casualty and directors and officers’ liability.   Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation are experiencing softer market conditions.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2019	2018	2017	2019/2018	2018/2017
Gross written premiums	$7,053.1	$6,573.7	$5,788.5	7.3%	13.6%
Net written premiums	5,774.9	5,031.9	2,723.8	14.8%	84.7%

REVENUES:
Premiums earned	$5,489.0	$4,839.1	$1,949.6	13.4%	148.2%
Net investment income	356.2	314.4	286.3	13.3%	9.8%
Net realized capital gains (losses)	419.4	(185.4)	161.6	NM	-214.7%
Other income (expense)	(1.6)	(9.6)	25.9	-83.4%	-137.1%
Total revenues	6,263.0	4,958.5	2,423.3	26.3%	104.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,829.1	4,811.0	2,039.8	-20.4%	135.9%
Commission, brokerage, taxes and fees	1,270.1	1,141.7	210.9	11.2%	NM
Other underwriting expenses	350.9	293.3	254.9	19.6%	15.1%
Corporate expense	13.1	11.0	7.4	18.4%	49.2%
Interest, fee and bond issue cost amortization expense	34.9	30.6	31.2	14.1%	-1.8%
Total claims and expenses	5,498.1	6,287.7	2,544.1	-12.6%	147.1%

INCOME (LOSS) BEFORE TAXES	765.0	(1,329.2)	(120.9)	-157.5%	NM
Income tax expense (benefit)	135.2	(367.0)	(200.7)	-136.8%	82.9%
NET INCOME (LOSS)	$629.7	$(962.2)	$79.9	-165.4%	NM

RATIOS:				Point Change
Loss ratio	69.8%	99.4%	104.6%	(29.6)	(5.2)
Commission and brokerage ratio	23.1%	23.6%	10.8%	(0.5)	12.8
Other underwriting expense ratio	6.4%	6.1%	13.1%	0.3	(7.0)
Combined ratio	99.3%	129.1%	128.5%	(29.8)	0.6

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2019	2018	2017	2019/2018	2018/2017
Balance sheet data:
Total investments and cash	$11,956.3	$10,707.4	$8,911.5	11.7%	20.2%
Total assets	19,706.2	18,680.3	17,885.1	5.5%	4.4%
Loss and loss adjustment expense reserves	10,209.5	10,167.0	9,343.0	0.4%	8.8%
Total debt	633.8	933.6	633.4	-32.1%	47.4%
Total liabilities	13,848.8	13,643.5	12,475.8	1.5%	9.4%
Stockholder's equity	5,857.4	5,036.8	5,409.3	16.3%	-6.9%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 7.3% to $7,053.1 million in 2019, compared to $6,573.7 million in 2018, reflecting a $445.7 million, or 22.2%, increase in our insurance business and a $33.7 million, or 0.7%, increase in our reinsurance business. The rise in insurance premiums was primarily due to increases in many lines of business, including casualty, energy and accident and health. The increase in reinsurance premiums was mainly due to the increase in treaty casualty writings, partially offset by a decline in treaty property business. Net written premiums increased by 14.8% to $5,774.9 million in 2019, compared to $5,031.9 million in 2018.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts. Premiums ceded to Bermuda Re in 2019 were $100.1 million compared with $572.6 million in 2018. Premiums earned increased by 13.4% to $5,489.0 million in 2019, compared to $4,839.1 million in 2018. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income increased 13.3% to $356.2 million in 2019 compared with net investment income of $314.4 million in 2018.  Net pre-tax investment income as a percentage of average invested assets was 3.2% in both 2019 and 2018.  The increase in income was primarily the result of higher income from our growing fixed maturity portfolio, partially offset by lower income from our limited partnerships and lower dividend income from our equity portfolio.

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

Net Realized Capital Gains (Losses).  Net realized capital gains were $419.4 million in 2019, net realized capital losses were $185.4 million in 2018 and net realized capital gains were $161.6 million in 2017.  The net realized capital gains of $419.4 million in 2019, were comprised of $420.8 million of gains from fair value re-measurements, $18.2 million of gains from sales of investments, partially offset by $19.6 million of other-than-temporary impairments. The net realized capital losses of $185.4 million in 2018 were comprised of $148.0 million of losses from fair value re-measurements, $31.2  million of losses from sales of investments and $6.2 million of other-than-temporary impairments. The net realized capital gains of $161.6 million in 2017 were comprised of $158.5 million of gains from fair value re-measurements and $9.1 million of gains from sales of investments, partially offset by $6.1 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other expense of $1.6 million and $9.6 million in 2019 and 2018, respectively, and other income of $25.9 million in 2017. The changes were primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Total
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional (a)	$3,271.4	59.6%		$(16.0)	(0.3)%		$3,255.5	59.3%
Catastrophes	513.3	9.4%		60.3	1.1%		573.7	10.5%
Total	$3,784.8	69.0%		$44.4	0.8%		$3,829.1	69.8%

2018
Attritional (a)	$3,092.6	63.9%		$5.8	0.1%		$3,098.4	64.0%
Catastrophes	1,159.6	24.0%		553.0	11.4%		1,712.6	35.4%
Total	$4,252.2	87.9%		$558.8	11.5%		$4,811.0	99.4%

2017
Attritional (a)	$1,200.6	61.5%		$(102.3)	-5.2%		$1,098.4	56.3%
Catastrophes	956.9	49.1%		(15.5)	-0.8%		941.4	48.3%
Total	$2,157.5	110.6%		$(117.7)	-6.0%		$2,039.8	104.6%

Variance 2019/2018
Attritional (a)	$178.8	(4.3)	pts	$(21.8)	(0.4)	pts	$157.1	(4.7)	pts
Catastrophes	(646.3)	(14.6)	pts	(492.7)	(10.3)	pts	(1,138.9)	(24.9)	pts
Total	$(467.4)	(18.9)	pts	$(514.4)	(10.7)	pts	$(981.9)	(29.6)	pts

Variance 2018/2017
Attritional (a)	$1,892.0	2.4	pts	$108.1	5.3	pts	$2,000.0	7.7	pts
Catastrophes	202.7	(25.1)	pts	568.5	12.2	pts	771.2	(12.9)	pts
Total	$2,094.7	(22.7)	pts	$676.5	17.5	pts	$2,771.2	(5.2)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 20.4% to $3,829.1 million in 2019 compared to $4,811.0 million in 2018, primarily due to a decrease in current year catastrophe losses of $646.3 million and a decrease in unfavorable development on prior year catastrophe losses of $492.7 million mainly related to the development on Hurricanes Harvey, Irma and Maria and the California wildfires in 2018. The decrease in losses was partially offset by an increase of $178.8 million on current year attritional losses mainly due to the increase in premiums earned. The current year catastrophe losses of $513.3 million in 2019 related to Typhoon Hagibis ($184.0 million), Hurricane Dorian ($161.0 million), Typhoon Faxai ($119.3 million), the Dallas tornadoes ($25.0 million), and the Townsville Monsoon in Australia ($24.0 million). The current year catastrophe losses of $1,159.6 million in 2018 related to Hurricane Michael ($443.5 million), Camp wildfire ($297.0 million), Woolsey wildfire (151.0 million), Typhoon Jebi ($66.6 million), Hurricane Florence ($60.8 million), Cyclone Mekunu ($43.7 million), Typhoon Trami ($25.0 million), other 2018 California wildfires ($24.6 million), Australian hailstorm ($24.0 million), Japan Floods ($15.0 million) and the U.S. winter storms ($8.4 million).

Incurred losses and LAE increased by 135.9% to $4,811.0 million in 2018 compared to $2,039.8 million in 2017, primarily due to an increase in current year attritional losses of $1,892.0 million, mainly due to the impact of the increase in premiums earned resulting primarily from changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The increase in incurred losses also resulted from $553.0 million of unfavorable development on prior years catastrophe losses in 2018, mainly related to Hurricanes Harvey, Irma and Maria and the California wildfires and an increase in current year catastrophe losses of $202.7 million.  The current year catastrophe losses of $1,159.6 million in 2018 are outlined above. Current year catastrophe losses of $956.9 million in  2017 related to Hurricane Irma ($333.7 million), Hurricane Maria ($268.1 million), Hurricane Harvey ($235.8 million), the Northern California wildfires ($75.3 million), the South Africa Knysna fires ($9.6 million), the Mexico City earthquake ($9.3 million), Cyclone Debbie in Australia ($8.5 million), the Peru storms ($7.1 million), the 2017 US Midwest storms ($5.0 million) and the Southern California wildfires ($4.4 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $1,270.1 million in  2019 compared to $1,141.7 million  in  2018.  The increase was mainly due to changes in affiliated reinsurance agreements, increases in premiums earned and changes in the mix of business toward additional pro rata business.

Commission, brokerage, taxes and fees increased to $1,141.7 million in  2018 compared to $210.9 million  in  2017.  The increase was mainly due to changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, increases in premiums earned and changes in the mix of business toward additional pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $350.9 million, $293.3 million and $254.9 million in 2019, 2018 and 2017, respectively.  The increases were mainly due to changes in affiliated reinsurance agreements, impact of increases in premium earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $13.1 million, $11.0 million and $7.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The variances were mainly due to changes in variable compensation.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense were $34.9 million, $30.6 million and $31.2 million in 2019, 2018 and 2017, respectively.  The changes in expense were primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 4.3% as of December 31, 2019.

Income Tax Expense (Benefit).  The Company had an income tax expense of $135.2 million in 2019, an income tax benefit of $367.0 million in 2018, and an income tax benefit of $200.7 million in 2017.  The TCJA impact was an income tax benefit of $28.4 million and $123.1 million in 2018 and 2017, respectively. Variations in income taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) as well as changes in tax exempt investment income and creditable foreign taxes.  The change in income tax expense (benefit) was primarily due to the decrease in catastrophe losses from 2018 to 2019.  In addition, the enactment of the TCJA on December 22, 2017 reduced the U.S. corporate income tax rate to 21% from 35%.

The Company completed its accounting and interpreted the additional guidance issued by the IRS and U.S. Department of Treasury,  and recognized an income tax benefit of $1.2 million primarily related to the 2018 tax return to provision true-up.

Net Income (Loss).

Our net income was $629.7 million in 2019, our net loss was $962.2 million in 2018 and our net income was $79.9 million in 2017.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 29.8 points to 99.3% in  2019 compared to 129.1% in  2018.  The loss ratio component decreased by 29.6 points in 2019 over the same period last year mainly due to a lower loss ratio on current year catastrophe losses and less unfavorable development on prior years catastrophe losses in 2019 compared to 2018. The commission and brokerage ratio component decreased slightly to 23.1% in  2019 compared to 23.6% in 2018, reflecting changes in affiliated reinsurance agreements and changes in the mix of business.  The other underwriting expense ratio increased slightly to 6.4% in 2019 from 6.1% in 2018.

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

Stockholder's Equity.

Stockholder’s equity increased by $820.6 million to $5,857.4 million at December 31, 2019 from $5,036.8 million at December 31, 2018, principally as a result of $629.7 million of net income, $180.6 million of net unrealized appreciation on investments, net of tax, $17.2 million of net foreign currency translation adjustments and $0.4 million of capital contributions, partially offset by $7.1 million of net benefit plan obligation adjustments.

Stockholder’s equity decreased by $372.5 million to $5,036.8 million at December 31, 2018 from $5,409.3 million at December 31, 2017, principally as a result of $962.2 million of net loss, $90.9 million of net unrealized depreciation on investments, net of tax and $36.4 million of net foreign currency translation adjustments, partially offset by $712.3 million of capital contributions and $4.5 million of net benefit plan obligation adjustments

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 13.3% to $356.2 million in 2019 compared to $314.4 million in 2018. The increase in 2019 was primarily due to higher income from our growing fixed maturity portfolio, partially offset by lower income from our limited partnerships and lower dividend income from our equity portfolio.

Net investment income increased by 9.8% to $314.4 million in 2018 compared to $286.3 million in 2017. The increase in 2018 was primarily due to higher income from our limited partnerships and from our growing fixed maturity portfolio, partially offset by a lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Fixed maturities	$273.1	$201.1	$193.7
Equity securities	10.8	14.9	25.9
Short-term investments and cash	10.2	7.7	2.9
Other invested assets
Limited partnerships	43.3	61.6	36.6
Dividends from preferred shares of affiliate	31.0	31.0	31.0
Other	14.1	17.8	6.7
Gross investment income before adjustments	382.6	334.2	296.8
Funds held interest income (expense)	6.5	5.2	5.0
Interest income from Parent	0.2	4.1	4.3
Gross investment income	389.3	343.5	306.0
Investment expenses	(33.1)	(29.1)	(19.8)
Net investment income	$356.2	$314.4	$286.3

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2019	2018	2017
Imbedded pre-tax yield of cash and invested assets at December 31	3.5%	3.5%	3.4%
Imbedded after-tax yield of cash and invested assets at December 31	2.8%	2.8%	2.7%

Annualized pre-tax yield on average cash and invested assets	3.2%	3.2%	3.2%
Annualized after-tax yield on average cash and invested assets	2.6%	2.6%	2.2%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2019/2018	2018/2017
(Dollars in millions)	2019	2018	2017	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$24.7	$15.3	$31.3	$9.4	$(16.0)
Losses	(17.1)	(14.4)	(28.9)	(2.7)	14.5
Total	7.6	0.9	2.5	6.7	(1.6)

Fixed maturity securities, fair value
Gains	0.4	—	—	0.4	—
Losses	—	(1.8)	—	1.8	(1.8)
Total	0.4	(1.8)	—	2.2	(1.8)

Equity securities, fair value
Gains	14.2	25.2	23.2	(11.0)	2.0
Losses	(10.1)	(57.3)	(16.7)	47.2	(40.6)
Total	4.1	(32.1)	6.6	36.2	(38.7)

Other invested assets
Gains	6.7	1.8	0.1	4.9	1.7
Losses	(0.7)	—	—	(0.7)	—
Total	6.0	1.8	0.1	4.2	1.7

Short Term Investments:
Gains	0.2	—	—	0.2	—
Losses	—	—	—	—	—
Total	0.2	—	—	0.2	—

Total net realized gains (losses) from sales
Gains	46.3	42.3	54.6	4.0	(12.3)
Losses	(27.9)	(73.5)	(45.6)	45.6	(27.9)
Total	18.4	(31.2)	9.1	49.6	(40.3)

Gain (loss) on sale of subsidiary:	—	—	—	—	—

Other than temporary impairments:	(19.6)	(6.2)	(6.1)	(13.4)	(0.1)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.8	1.5	—	0.3	1.5
Equity securities, fair value	153.7	(59.4)	117.7	213.1	(177.1)
Other invested assets, fair value	265.2	(90.1)	40.8	355.3	(130.9)
Total	420.7	(148.0)	158.5	568.7	(306.5)

Total net realized gains (losses)	$419.4	$(185.4)	$161.6	$604.8	$(347.0)
(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $419.4 million in 2019, net realized capital losses were $185.4 million in 2018 and net realized capital gains were $161.6 million in 2017.  The net realized capital gains of $419.4 million in 2019, were comprised of $420.8 million of gains from fair value re-measurements, $18.2 million of gains from sales of investments, partially offset by $19.6 million of other-than-temporary impairments. The net realized capital losses of $185.4 million in 2018 were comprised of $148.0 million of losses from fair value re-measurements, $31.2  million of losses from sales of investments and $6.2 million of other-than-temporary impairments. The net realized capital gains of $161.6 million in 2017 were comprised of $158.5 million of gains from fair value re-measurements and $9.1 million of gains from sales of investments, partially offset by $6.1 million of other-than-temporary impairments.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2019/2018		2018/2017
(Dollars in millions)	2019	2018	2017	Variance	% Change	Variance	% Change
Gross written premiums	$2,962.4	$3,014.3	$2,593.1	$(51.9)	(1.7)%	$421.3	16.2%
Net written premiums	2,411.2	2,093.1	1,135.6	318.1	15.2%	957.5	84.3%

Premiums earned	$2,369.1	$1,979.9	$858.2	$389.2	19.7%	$1,121.7	130.7%
Incurred losses and LAE	1,524.1	2,790.8	912.1	(1,266.7)	(45.4)%	1,878.7	206.0%
Commission and brokerage	703.3	568.4	160.3	134.9	23.7%	408.1	NM
Other underwriting expenses	68.8	60.3	55.9	8.5	14.1%	4.4	7.8%
Underwriting gain (loss)	$72.9	$(1,439.5)	$(270.2)	$1,512.5	-105.1%	$(1,169.4)	NM

					Point Chg		Point Chg
Loss ratio	64.3%	141.0%	106.3%		(76.7)		34.7
Commission and brokerage ratio	29.7%	28.7%	18.7%		1.0		10.0
Other underwriting expense ratio	2.9%	3.0%	6.5%		(0.1)		(3.5)
Combined ratio	96.9%	172.7%	131.5%		(75.8)		41.2

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 1.7% to $2,962.4 million in 2019  from $3,014.3 million in 2018, primarily due to a decline in treaty property business and lower reinstatement premiums, partially offset by an increase in treaty property writings. Net written premiums increased by 15.2% to $2,411.2 million in 2019  compared to $2,093.1 million in 2018.   The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts. Premiums earned increased 19.7% to $2,369.1 million in 2019 compared to $1,979.9 million in 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,421.7	60.0%		$(11.9)	(0.5)%		$1,409.8	59.5%
Catastrophes	119.0	5.0%		(4.8)	(0.2)%		114.2	4.8%
Total segment	$1,540.7	65.0%		$(16.7)	(0.7)%		$1,524.1	64.3%

2018
Attritional	$1,378.5	69.7%		$5.8	0.3%		$1,384.3	70.0%
Catastrophes	952.2	48.1%		454.3	22.9%		1,406.5	71.0%
Total segment	$2,330.7	117.8%		$460.1	23.2%		$2,790.8	141.0%

2017
Attritional	$522.3	61.0%		$(80.4)	(9.4)%		$441.9	51.6%
Catastrophes	485.2	56.5%		(15.1)	(1.8)%		470.2	54.7%
Total segment	$1,007.5	117.5%		$(95.5)	(11.2)%		$912.1	106.3%

Variance 2019/2018
Attritional	$43.2	(9.7)	pts	$(17.7)	(0.8)	pts	$25.5	(10.5)	pts
Catastrophes	(833.2)	(43.1)	pts	(459.1)	(23.1)	pts	(1,292.3)	(66.2)	pts
Total segment	$(790.0)	(52.8)	pts	$(476.8)	(23.9)	pts	$(1,266.7)	(76.7)	pts

Variance 2018/2017
Attritional	$856.2	8.7	pts	$86.2	9.7	pts	$942.4	18.4	pts
Catastrophes	467.0	(8.4)	pts	469.4	24.7	pts	936.3	16.3	pts
Total segment	$1,323.2	0.3	pts	$555.6	34.4	pts	$1,878.7	34.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 45.4% to $1,524.1 million in 2019  compared to $2,790.8 million in  2018.   The decrease was primarily due to a decline of $833.2 million in current year catastrophe losses and $459.1 million less of unfavorable development on prior year catastrophe losses in 2019 compared to 2018, primarily related to development on Hurricane Harvey, Irma and Maria and the 2017 California wildfires in 2018. The increases in loss estimates in 2018 for Hurricane Harvey, Irma and Maria were mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The current year catastrophe losses of $119.0 million in 2019 primarily related to Typhoon Faxai ($35.5 million), Typhoon Hagibis ($34.6 million), the Dallas tornadoes ($25.0 million) and Hurricane Dorian ($24.0 million). The current year catastrophe losses of $952.2 million in 2018 primarily related to Hurricane Michael ($416.5 million), Camp wildfire ($297.0 million), Woolsey wildfire ($151.0 million),Hurricane Florence ($49.3 million), other 2018 California wildfires ($23.1 million), Typhoon Jebi ($6.5 million), Japan Floods ($5.5 million), Typhoon Trami ($2.0 million) and the U.S. winter storms ($1.3 million).

Incurred losses increased by 206.0% to $2,790.8 million in 2018  compared to $912.1 million in  2017.   The increase was primarily due to a rise of $856.2 million in current year attritional losses mainly due to the impact of the increase in premiums earned resulting primarily from changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017 and the implementation of an aggregate stop loss agreement with Bermuda Re as of January 1, 2018.  The increase in incurred losses also resulted from an increase of $467.0 million in current year catastrophe losses and

$454.3 million of unfavorable development on prior years catastrophe losses in 2018 primarily related to Hurricane Harvey, Irma and Maria and the 2017 California wildfires.  The increases in loss estimates for Hurricane Harvey, Irma and Maria were mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The current year catastrophe losses of $952.2 million in 2018 are outlined above.  The current year catastrophe losses of $485.2 million in 2017 related to Hurricane Irma ($200.5 million), Hurricane Harvey ($185.4 million), the Northern California wildfires ($73.6 million), Hurricane Maria ($20.8 million), the Southern California wildfires ($3.6 million) and the 2017 US Midwest storms ($2.6 million).

Segment Expenses.  Commission and brokerage increased to $703.3 million in  2019  compared to $568.4 million in  2018.  The increase was mainly due to changes in affiliated reinsurance agreements, the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $68.8 million in 2019  from $60.3 million in  2018, mainly due to the impact of changes in affiliated reinsurance contracts and the impact of the increases in premiums earned.

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

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2019/2018		2018/2017
(Dollars in millions)	2019	2018	2017	Variance	% Change	Variance	% Change
Gross written premiums	$1,638.0	$1,555.2	$1,339.5	$82.7	5.3%	$215.7	16.1%
Net written premiums	1,512.6	1,426.6	615.4	86.0	6.0%	811.2	131.8%

Premiums earned	$1,427.1	$1,406.5	$502.3	$20.6	1.5%	$904.2	180.0%
Incurred losses and LAE	1,168.6	1,020.9	622.8	147.7	14.5%	398.2	63.9%
Commission and brokerage	324.0	355.5	101.9	(31.5)	(8.9)%	253.6	248.8%
Other underwriting expenses	41.2	37.7	36.3	3.5	9.3%	1.4	3.8%
Underwriting gain (loss)	$(106.8)	$(7.7)	$(258.7)	$(99.1)	NM	$251.0	-97.0%

					Point Chg		Point Chg
Loss ratio	81.9%	72.6%	124.0%		9.3		(51.4)
Commission and brokerage ratio	22.7%	25.3%	20.3%		(2.6)		5.0
Other underwriting expense ratio	2.9%	2.6%	7.2%		0.3		(4.6)
Combined ratio	107.5%	100.5%	151.5%		7.0		(51.0)

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 5.3% to $1,638.0 million in 2019  compared to $1,555.2 million in  2018, primarily due to increases in business written through our Canada and Singapore branches, partially offset by the negative impact of $25.0 million from the movement of foreign exchange rates.  Net written premiums increased by 6.0% to $1,512.6 million in 2019  compared to $1,426.6 million in  2018, which is consistent with the change in gross written premiums. Premiums earned increased 1.5% to $1,427.1 million in  2019  compared to $1,406.5 million in  2018.  The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.   The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$718.4	50.3%		$(3.6)	(0.3)%		$714.8	50.0%
Catastrophes	390.3	27.3%		63.5	4.4%		453.8	31.8%
Total segment	$1,108.7	77.6%		$59.9	4.2%		$1,168.6	81.9%

2018
Attritional	$751.5	53.4%		$—	—%		$751.5	53.4%
Catastrophes	165.3	11.8%		104.1	7.4%		269.4	19.2%
Total segment	$916.8	65.2%		$104.1	7.4%		$1,020.9	72.6%

2017
Attritional	$255.0	50.8%		$11.6	2.3%		$266.6	53.1%
Catastrophes	357.2	71.1%		(1.0)	(0.2)%		356.2	70.9%
Total segment	$612.2	121.9%		$10.6	2.1%		$622.8	124.0%

Variance 2019/2018
Attritional	$(33.1)	(3.1)	pts	$(3.6)	(0.3)	pts	$(36.7)	(3.4)	pts
Catastrophes	225.0	15.5	pts	(40.6)	(3.0)	pts	184.4	12.6	pts
Total segment	$191.9	12.4	pts	$(44.2)	(3.2)	pts	$147.7	9.3	pts

Variance 2018/2017
Attritional	$496.5	2.6	pts	$(11.6)	(2.3)	pts	$484.9	0.3	pts
Catastrophes	(191.9)	(59.3)	pts	105.1	7.6	pts	(86.8)	(51.7)	pts
Total segment	$304.6	(56.7)	pts	$93.5	5.3	pts	$398.1	(51.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 14.5% to $1,168.6 million in  2019  compared to $1,020.9 million in  2018, primarily due to an increase of $225.0 million in current year catastrophe losses, partially offset by a decrease of $33.1 million in current year attritional losses and $40.6 million less of unfavorable development in 2019 compared to 2018. The $390.3 million of current year catastrophe losses primarily related to Typhoon Hagibis ($149.4 million), Hurricane Dorian ($133.0 million), Typhoon Faxai ($83.8 million) and the Townsville

Monsoon in Australia ($24.1 million). The current year catastrophe losses of $165.3 million in 2018 primarily related to Typhoon Jebi ($60.1 million), Cyclone Mekunu ($43.7 million), Australia hailstorm ($24.0 million), Typhoon Trami ($23.0 million), Japan Floods ($9.5 million), Hurricane Michael ($3.0 million) and Hurricane Florence ($2.0 million).

Incurred losses and LAE increased by 63.9% to $1,020.9 million in  2018  compared to $622.8 million in  2017, primarily due to an increase of $496.5 million in current year attritional losses related to the increase in premiums earned resulting primarily from changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017, as well as $104.1 million of unfavorable development on prior years catastrophe losses, mainly related to Hurricane Harvey, Irma and Maria and the 2017 Mexico earthquake.  The increase was partially offset by a decrease of $191.9 million in current year catastrophe losses.  The current year catastrophe losses of $165.3 million in 2018 are outlined above. The current year catastrophe losses of $357.2 million in 2017 related to Hurricane Maria ($238.6 million), Hurricane Irma ($79.2 million), the Mexico City earthquake ($10.2 million), the South Africa Knysna fires ($9.9 million), Cyclone Debbie in Australia ($8.4 million), the Peru storms ($7.4 million) and Hurricane Harvey ($3.4 million).

Segment Expenses.  Commission and brokerage decreased to $324.0 million in 2019  compared to $355.5 million in  2018.  The decrease was mainly due to changes in affiliated reinsurance agreements and changes in the mix of business.  Segment other underwriting expenses increased to $41.2 million in  2019  from $37.7 million in  2018 mainly due to changes in affiliated reinsurance agreements and higher variable compensation.

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

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2019/2018		2018/2017
(Dollars in millions)	2019	2018	2017	Variance	% Change	Variance	% Change
Gross written premiums	$2,452.7	$2,004.1	$1,855.9	$448.6	22.4%	$148.2	8.0%
Net written premiums	1,851.2	1,512.2	972.8	339.0	22.4%	539.3	55.4%

Premiums earned	$1,692.9	$1,452.7	$589.1	$240.2	16.5%	$863.6	146.6%
Incurred losses and LAE	1,136.4	999.3	504.9	137.2	13.7%	494.4	97.9%
Commission and brokerage	242.8	217.8	(51.3)	25.0	11.5%	269.1	NM
Other underwriting expenses	240.9	195.4	162.7	45.4	23.2%	32.7	20.1%
Underwriting gain (loss)	$72.8	$40.2	$(27.1)	$32.7	81.3%	$67.3	(248.0)%

					Point Chg		Point Chg
Loss ratio	67.1%	68.8%	85.7%		(1.7)		(16.9)
Commission and brokerage ratio	14.3%	15.0%	(8.7)%		(0.7)		23.7
Other underwriting expense ratio	14.3%	13.4%	27.6%		0.9		(14.2)
Combined ratio	95.7%	97.2%	104.6%		(1.5)		(7.4)

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums.   Gross written premiums increased by 22.4% to $2,452.7 million in  2019  compared to $2,004.1 million in  2018.  This increase was related to most lines of business including casualty, energy and accident and health.  Net written premiums increased by 22.4% to $1,851.2 million in 2019  compared to $1,512.2 million in  2018 which is consistent with the change in gross written premiums. Premiums earned increased 16.5% to $1,692.9 million in  2019  compared to $1,452.7 million in  2018. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2019
Attritional	$1,131.3	66.8%		$(0.5)	—%		$1,130.8	66.8%
Catastrophes	4.0	0.2%		1.7	0.1%		5.7	0.3%
Total segment	$1,135.3	67.0%		$1.2	0.1%		$1,136.4	67.1%

2018
Attritional	$962.6	66.3%		$—	—%		$962.6	66.3%
Catastrophes	42.1	2.9%		(5.4)	(0.4)%		36.7	2.5%
Total segment	$1,004.7	69.2%		$(5.4)	(0.4)%		$999.3	68.8%

2017
Attritional	$423.4	71.9%		$(33.5)	(5.7)%		$389.9	66.2%
Catastrophes	114.5	19.4%		0.6	0.1%		115.0	19.5%
Total segment	$537.9	91.3%		$(32.9)	(5.6)%		$504.9	85.7%

Variance 2019/2018
Attritional	$168.7	0.5	pts	$(0.5)	—	pts	$168.2	0.5	pts
Catastrophes	(38.1)	(2.7)	pts	7.1	0.5	pts	(31.0)	(2.2)	pts
Total segment	$130.6	(2.2)	pts	$6.6	0.5	pts	$137.1	(1.7)	pts

Variance 2018/2017
Attritional	$539.2	(5.6)	pts	$33.5	5.7	pts	$572.7	0.1	pts
Catastrophes	(72.4)	(16.5)	pts	(6.0)	(0.5)	pts	(78.3)	(17.0)	pts
Total segment	$466.8	(22.1)	pts	$27.5	5.2	pts	$494.4	(16.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 13.7% to $1,136.4 million in  2019  compared to $999.3 million in  2018, mainly due to an increase of $168.7 million in current year attritional losses, resulting from the impact of the increase in premiums earned, partially offset by a decrease of $38.1 million in current year catastrophe losses.  The current year catastrophe losses of $4.0 million in 2019 primarily related to Hurricane Dorian ($4.0 million). The current year catastrophe losses of $42.1 million in 2018 primarily related to Hurricane Michael ($24.0 million), Hurricane Florence ($9.5 million), the U.S. winter storms ($7.1 million) and other 2018 California wildfires ($1.5 million).

Incurred losses and LAE increased by 97.9% to $999.3 million in  2018  compared to $504.9 million in  2017, mainly due to an increase of $539.2 million in current year attritional losses, resulting from the impact of the increase in premiums earned resulting primarily from changes in affiliated reinsurance agreements, including the non-renewal of the quota share agreement with Bermuda Re as of December 31, 2017.  The increase was partially offset by a decrease of $72.4 million in current year catastrophe losses.  The current year catastrophe losses of $42.1 million in 2018 are outlined above. The current year catastrophe losses of $114.5 million in 2017 primarily related to Hurricane Irma ($53.9 million), Hurricane Harvey ($47.0 million), Hurricane Maria ($8.7 million), the 2017 US Midwest storms ($2.4 million), the Northern California wildfires ($1.7 million) and the Southern California wildfires ($0.8 million).

Segment Expenses.  Commission and brokerage increased to $242.8 million in 2019  compared to $217.8 million in  2018.  The increase was mainly due to changes in affiliated reinsurance agreements and the impact of increases in premiums earned. Segment other underwriting expenses increased to $240.9 million in  2019 compared to $195.4 million in  2018. The increases were mainly due to the impact of the increases in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $12.0 billion investment portfolio, at December 31,  2019, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $975.3 million of mortgage-backed securities in the $7,497.9 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $279.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2019
(Dollars in millions)	-200	-100	O	100	200
Total Market/Fair Value	$8,314.4	$8,046.1	$7,777.8	$7,509.5	$7,241.2
Market/Fair Value Change from Base (%)	6.9%	3.4%	-%	-3.4%	-6.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$423.9	$211.9	$—	$(211.9)	$(423.9)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2018
(Dollars in millions)	-200	-100	O	100	200
Total Market/Fair Value	$7,505.3	$7,320.6	$7,138.5	$6,957.6	$6,778.5
Market/Fair Value Change from Base (%)	5.1%	2.6%	-%	-2.5%	-5.0%
Change in Unrealized Appreciation
After-tax from Base ($)	$289.7	$143.9	$—	$(143.0)	$(284.4)

We had $10,209.5 million and $10,167.0 million of gross reserves for losses and LAE as of December 31, 2019 and December 31, 2018, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$611.2	$687.6	$764.0	$840.5	$916.9
After-tax Change in Fair/Market Value	(120.7)	(60.4)	—	60.4	120.7

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$451.5	$507.9	$564.3	$620.8	$677.2
After-tax Change in Fair/Market Value	(89.2)	(44.6)	—	44.6	89.2

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(159.4)	$(79.7)	$—	$79.7	$159.4

	Change in Foreign Exchange Rates in Percent
	At December 31, 2018
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(166.9)	$(83.4)	$—	$83.4	$166.9

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s internal controls are not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report due to the Company’s status as a non-accelerated filer.

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

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2019	2018
(1)	Audit Fees	$2,902.1	$2,691.7
(2)	Audit-Related Fees	181.6	159.8
(3)	Tax Fees	497.0	172.0
(4)	All Other Fees	17.5	14.0

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

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as “All Other Fees”.  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2019 and 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2020.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JUAN C. ANDRADE
Juan C. Andrade (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JUAN C. ANDRADE	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2020
Juan C. Andrade

/S/ CRAIG HOWIE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2020
Craig Howie

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 27, 2020
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

3.2

By-Laws of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 3.2 to the Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

4.1

Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000.

4.2

Fourth Supplemental Indenture relating to Holdings $400.0 million 4.868% Senior Notes due June 1, 2044, dated June 5 2014, between Holdings and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on July 5, 2014.

10.1

Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009.

*10.2

Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 8, 2015.

*10.3

Employment agreement between Everest National Insurance Company and Jonathan M. Zaffino, dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 12, 2017.

*10.4

Amendment of employment agreement between Everest Global Services, Inc., Everest Re Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed November 20, 2017.

*10.5

Employment agreement between Everest Re Group Ltd., Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Juan C Andrade, dated August 1, 2019, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed August 8, 2019.

E-1

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Juan C. Andrade, filed herewith

31.2	Section 302 Certification of Craig Howie, filed herewith

32.1	Section 906 Certification of Juan C. Andrade and Craig Howie, filed herewith

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

E-2

EVEREST REINSURANCE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages
Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2019 and 2018		F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2019, 2018 and 2017	F-4

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended
	December 31, 2019, 2018 and 2017	F-5

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2019, 2018 and 2017	F-6

Notes to Consolidated Financial Statements		F-7

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2019	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2019 and 2018	S-2

	Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	S-3

	Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information as of and for the Years Ended
	December 31, 2019, 2018 and 2017	S-6

IV	Reinsurance for the Years Ended December 31, 2019, 2018 and 2017	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 27, 2020

We have served as the Company’s auditor since 1996.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share amounts and par value per share)	2019	2018

ASSETS:
Fixed maturities - available for sale, at market value (amortized cost: 2019, $7,334,425; 2018, $7,032,749	$7,492,079	$6,962,075
Fixed maturities - available for sale, at fair value	5,826	2,337
Equity securities, at fair value	764,049	564,338
Short-term investments (cost: 2019, $279,824; 2018, $174,155)	279,879	174,131
Other invested assets (cost: 2019, $1,020,766; 2018, $882,647)	1,020,766	882,647
Other invested assets, at fair value	1,982,582	1,717,336
Cash	411,122	404,522
Total investments and cash	11,956,303	10,707,386
Note receivable - affiliated	300,000	-
Accrued investment income	54,383	47,232
Premiums receivable	1,337,344	1,471,805
Reinsurance receivables - unaffiliated	1,318,820	1,295,961
Reinsurance receivables - affiliated	3,125,269	3,544,975
Income taxes	65,793	411,994
Funds held by reinsureds	228,297	228,556
Deferred acquisition costs	388,238	353,630
Prepaid reinsurance premiums	413,612	328,796
Other assets	518,127	289,962
TOTAL ASSETS	$19,706,186	$18,680,297
LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,209,519	$10,167,018
Unearned premium reserve	2,198,932	1,826,868
Funds held under reinsurance treaties	41,233	41,600
Other net payable to reinsurers	267,367	316,826
Losses in course of payment	70,541	117,844
Senior notes due 6/1/2044	397,074	396,954
Long term notes due 5/1/2067	236,758	236,659
Note payable - affiliated	-	300,000
Accrued interest on debt and borrowings	2,878	3,093
Unsettled securities payable	25,230	50,912
Other liabilities	399,229	185,766
Total liabilities	13,848,761	13,643,540
Commitments and Contingencies (Note 15)	-	-
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2019 and 2018)	-	-
Additional paid-in capital	1,100,678	1,100,315
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $16,997 at 2019 and ($33,506) at 2018	64,324	(126,254)
Retained earnings	4,692,423	4,062,696
Total stockholder's equity	5,857,425	5,036,757
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$19,706,186	$18,680,297

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017

REVENUES:
Premiums earned	$5,489,035	$4,839,058	$1,949,595
Net investment income	356,211	314,381	286,259
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(19,643)	(6,164)	(6,077)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	439,010	(179,192)	167,630
Total net realized capital gains (losses)	419,367	(185,356)	161,553
Other income (expense)	(1,589)	(9,568)	25,866
Total revenues	6,263,024	4,958,515	2,423,273
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,829,122	4,811,018	2,039,751
Commission, brokerage, taxes and fees	1,270,053	1,141,714	210,925
Other underwriting expenses	350,901	293,347	254,886
Corporate expenses	13,063	11,034	7,394
Interest, fee and bond issue cost amortization expense	34,931	30,611	31,183
Total claims and expenses	5,498,070	6,287,724	2,544,139
INCOME (LOSS) BEFORE TAXES	764,955	(1,329,209)	(120,866)
Income tax expense (benefit)	135,228	(367,025)	(200,736)
NET INCOME (LOSS)	$629,727	$(962,184)	$79,870
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	175,482	(92,966)	(10,536)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	5,080	2,021	2,303
Total URA(D) on securities arising during the period	180,562	(90,945)	(8,233)
Foreign currency translation adjustments	17,153	(36,431)	37,427
Benefit plan actuarial net gain (loss) for the period	(12,591)	(510)	1,027
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,453	5,021	5,477
Total benefit plan net gain (loss) for the period	(7,138)	4,511	6,504
Total other comprehensive income (loss), net of tax	190,577	(122,865)	35,698
COMPREHENSIVE INCOME (LOSS)	$820,304	$(1,085,049)	$115,568

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2019	2018	2017

COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000	1,000
Balance, December 31	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,100,315	$387,841	$387,567
Capital contribution from parent	-	712,253	-
Share-based compensation plans	363	221	274
Balance, December 31	1,100,678	1,100,315	387,841

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	(126,254)	(942)	(36,315)
Change to beginning balance due to adoption of ASU 2016-01	-	(2,447)	-
Reclass due to early adoption of ASU 2018-02	-	-	(325)
Net increase (decrease) during the period	190,577	(122,865)	35,698
Balance, December 31	64,324	(126,254)	(942)

RETAINED EARNINGS:
Balance, January 1	4,062,696	5,022,433	4,942,239
Change to beginning balance due to adoption of ASU 2016-01	-	2,447	-
Reclass due to early adoption of ASU 2018-02	-	-	325
Net income (loss)	629,727	(962,184)	79,870
Balance, December 31	4,692,423	4,062,696	5,022,433

TOTAL STOCKHOLDER'S EQUITY, December 31	$5,857,425	$5,036,757	$5,409,332

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$629,727	$(962,184)	$79,870
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(24,618)	(171,642)	(170,234)
Decrease (increase) in funds held by reinsureds, net	(57)	(20,963)	(92,526)
Decrease (increase) in reinsurance receivables	405,574	1,260,865	(731,292)
Decrease (increase) in income taxes	295,667	(292,728)	(249,674)
Decrease (increase) in prepaid reinsurance premiums	(84,181)	17,302	436,571
Increase (decrease) in reserve for losses and loss adjustment expenses	21,399	859,691	964,415
Increase (decrease) in unearned premiums	370,246	221,850	291,108
Increase (decrease) in other net payable to reinsurers	(50,560)	(173,810)	(329,946)
Increase (decrease) in losses in course of payment	113,306	66,148	(31,815)
Change in equity adjustments in limited partnerships	(45,843)	(70,494)	(35,749)
Distribution of limited partnership income	51,982	55,350	33,629
Change in other assets and liabilities, net	(60,250)	(143,047)	(367,338)
Non-cash compensation expense	27,421	13,863	10,212
Amortization of bond premium (accrual of bond discount)	4,308	3,735	17,690
Net realized capital (gains) losses	(419,367)	185,356	(161,553)
Net cash provided by (used in) operating activities	1,234,754	849,292	(336,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	937,871	741,360	1,005,532
Proceeds from fixed maturities sold - available for sale, at market value	2,400,869	791,368	1,676,203
Proceeds from fixed maturities sold - available for sale, at fair value	2,917	1,751	-
Proceeds from equity securities sold - at fair value	283,707	1,029,920	586,496
Distributions from other invested assets	185,116	1,043,131	2,327,206
Cost of fixed maturities acquired - available for sale, at market value	(3,626,139)	(3,714,695)	(2,431,780)
Cost of fixed maturities acquired - available for sale, at fair value	(4,243)	(4,381)	-
Cost of equity securities acquired - at fair value	(325,546)	(702,221)	(396,056)
Cost of other invested assets acquired	(323,453)	(1,138,317)	(2,546,289)
Net change in short-term investments	(102,302)	193,623	67,164
Net change in unsettled securities transactions	(30,904)	55,967	(40,530)
Proceeds from repayment (cost of issuance) of note receivable, affiliated	(300,000)	250,000	-
Net cash provided by (used in) investing activities	(902,107)	(1,452,494)	247,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(27,059)	(11,195)	(9,938)
Capital contribution from parent	-	500,324	-
Proceeds from issuance (cost of repayment) of note payable-affiliated	(300,000)	300,000	-
Net cash provided by (used in) financing activities	(327,059)	789,129	(9,938)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,012	(10,957)	30,382

Net increase (decrease) in cash	6,600	174,970	(68,242)
Cash, beginning of period	404,522	229,552	297,794
Cash, end of period	$411,122	$404,522	$229,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(160,748)	$(73,669)	$53,019
Interest paid	34,928	30,027	31,775

NON-CASH TRANSACTIONS
Equity value of non-cash capital contribution of affiliate from parent, net of cash held by affiliate	$-	$211,928	$-
Transfer of fixed maturities, available for sale, at market value to Bermuda Re as part of
settlement for loss portfolio transfer agreement as of 12/31/17	-	-	790,583

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018 and 2017

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company:  Everest Reinsurance Company (“Everest Re”), Everest Global Services, Inc. (“Global Services”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. Whitney Securities, Inc., Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Specialty Underwriters Services, LLC, Everest International Assurance, Ltd. (“Everest Assurance”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Salus Systems (“Salus”) and Mt. McKinley Managers, L.L.C.  All amounts are reported in U.S. dollars.

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

B.  Investments.

Fixed maturity investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder’s equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity, equity securities and other invested assets carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities-available for sale, at market value through stockholder’s equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities.  As of January 1, 2018, the Company carries all of its equity securities at fair value.  For equity securities, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For other non-publicly traded securities, investment managers’ valuation committees will estimate fair value, and in many instances, these fair values are supported with opinions from qualified independent third parties.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and, prior to July 1, 2018, a private placement liquidity sweep facility. Cash contributions to and cash distributions from the sweep facility were reported gross in cash flows from investing activities in the consolidated statements of cash flows. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.  Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), an affiliated entity.  The fair values of the Preferred Holdings convertible preferred stock at December 31, 2019 and December 31, 2018 were determined using a pricing model.

C.  Uncollectible Receivable Balances.

The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Reinsurance recoverable and premium receivables	$25,163	$25,163

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

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Deferred acquisition costs	$1,270,053	$1,141,714	$210,925

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

G.  Prepaid Reinsurance Premiums.

Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2019 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

H.  Income Taxes.

The Company and its wholly-owned subsidiaries file a consolidated U.S. Corporation Income Tax Return.  The Company’s foreign subsidiaries and foreign branches of its U.S. subsidiaries file country and local corporation income tax returns as required. Deferred U.S. federal and foreign income taxes have been recorded to recognize the tax effect of temporary differences between the GAAP and income tax bases of assets and liabilities, which arise because of differences between the financial reporting and income tax rules.

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

L. Application of Recently Issued Accounting Standard Changes.

Simplification of Disclosure Requirements.  In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release #33-10532 (“the Rule”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports.  The main change addressed by the Rule that is applicable to the Company is a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity.  The Rule became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which was to be implemented for first quarter 2019 reporting. The Company has adopted the portions of the Rule that became effective November 5, 2018.  The portion of the Rule related to the new requirement for the Statements of Changes in Shareholders’ Equity was adopted by the Company in the first quarter of 2019.

Accounting for Cloud Computing Arrangement.  In August 2018, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract.  This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software.  In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement.  The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period.  The Company does not expect the adoption of ASU 2018-15 to have a material impact on its financial statements.

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

Valuation of Financial Instruments.  In June 2016, FASB issued ASU 2016-13, (and has subsequently issued related guidance and amendments in ASU 2019-11 and 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities.  The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account).  Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2016-13, ASU 2019-11 and ASU 2019-10 to have material impact on its financial statements.

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

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity, investments, carried at market value and other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (“AOCI”) are as follows for the periods indicated:

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$768,374	$10,128	$(987)	$777,515	$-
Obligations of U.S. states and political subdivisions	506,347	29,651	(87)	535,911	-
Corporate securities	2,777,097	70,898	(26,438)	2,821,557	245
Asset-backed securities	761,607	5,659	(1,309)	765,957	-
Mortgage-backed securities
Commercial	311,961	17,242	(154)	329,049	-
Agency residential	625,612	19,395	(320)	644,687	-
Non-agency residential	1,638	-	-	1,638	-
Foreign government securities	646,149	18,908	(7,050)	658,007	27
Foreign corporate securities	935,640	31,257	(9,139)	957,758	333
Total fixed maturity securities	$7,334,425	$203,138	$(45,484)	$7,492,079	$605

	At December 31, 2018
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$2,250,312	$3,573	$(11,088)	$2,242,797	$-
Obligations of U.S. states and political subdivisions	489,013	12,915	(2,839)	499,089	440
Corporate securities	2,273,581	12,487	(69,915)	2,216,153	430
Asset-backed securities	223,192	102	(2,039)	221,255	-
Mortgage-backed securities
Commercial	135,380	1,947	(723)	136,604	-
Agency residential	149,306	1,177	(1,709)	148,774	-
Non-agency residential	3,115	3	(4)	3,114	-
Foreign government securities	576,540	14,399	(11,353)	579,586	-
Foreign corporate securities	932,310	13,325	(30,932)	914,703	281
Total fixed maturity securities	$7,032,749	$59,928	$(130,602)	$6,962,075	$1,151

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

	At December 31, 2019		At December 31, 2018
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$569,506	$563,730	$511,193	$507,572
Due after one year through five years	2,919,966	2,963,903	4,271,245	4,230,451
Due after five years through ten years	1,541,695	1,602,642	1,177,752	1,163,831
Due after ten years	602,440	620,473	561,566	550,474
Asset-backed securities	761,607	765,957	223,192	221,255
Mortgage-backed securities
Commercial	311,961	329,049	135,380	136,604
Agency residential	625,612	644,687	149,306	148,774
Non-agency residential	1,638	1,638	3,115	3,114
Total fixed maturity securities	$7,334,425	$7,492,079	$7,032,749	$6,962,075

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$228,953	$(115,642)
Fixed maturity securities, other-than-temporary impairment	(546)	645
Change in unrealized appreciation (depreciation), pre-tax	228,408	(114,997)
Deferred tax benefit (expense)	(47,959)	24,187
Deferred tax benefit (expense), other-than-temporary impairment	115	(135)
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$180,562	$(90,945)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2019 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$8,997	$(141)	$203,780	$(846)	$212,777	$(987)
Obligations of U.S. states and political subdivisions	4,600	(38)	4,518	(49)	9,118	(87)
Corporate securities	334,973	(5,186)	230,679	(21,252)	565,652	(26,438)
Asset-backed securities	159,695	(887)	76,351	(422)	236,046	(1,309)
Mortgage-backed securities
Commercial	13,083	(87)	16,374	(67)	29,457	(154)
Agency residential	19,019	(82)	17,147	(238)	36,166	(320)
Non-agency residential	-	-	690	-	690	-
Foreign government securities	113,256	(858)	109,953	(6,192)	223,209	(7,050)
Foreign corporate securities	105,551	(1,260)	121,710	(7,879)	227,261	(9,139)
Total fixed maturity securities	$759,174	$(8,539)	$781,202	$(36,945)	$1,540,376	$(45,484)

	Duration of Unrealized Loss at December 31, 2019 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$34,542	$(1,067)	$188,755	$(6,411)	$223,297	$(7,478)
Due in one year through five years	226,521	(2,554)	357,728	(11,562)	584,249	(14,116)
Due in five years through ten years	251,967	(3,292)	43,129	(6,785)	295,096	(10,077)
Due after ten years	54,347	(570)	81,028	(11,460)	135,375	(12,030)
Asset-backed securities	159,695	(887)	76,351	(422)	236,046	(1,309)
Mortgage-backed securities	32,102	(169)	34,211	(305)	66,313	(474)
Total fixed maturity securities	$759,174	$(8,539)	$781,202	$(36,945)	$1,540,376	$(45,484)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2019 were $1,540,376 thousand and $45,484 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2019, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $8,539 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities. Of these unrealized losses, $5,645 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $36,945 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and foreign government securities. Of these unrealized losses $16,976 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fixed maturities	$273,122	$201,108	$193,676
Equity securities	10,782	14,909	25,852
Short-term investments and cash	10,231	7,715	2,870
Other invested assets
Limited partnerships	43,316	61,645	36,603
Dividends from preferred shares of affiliate	31,031	31,032	31,032
Other	14,117	17,825	6,675
Gross investment income before adjustments	382,599	334,234	296,708
Funds held interest income (expense)	6,459	5,188	5,006
Interest income from Parent	211	4,085	4,300
Gross investment income	389,269	343,507	306,014
Investment expenses	(33,058)	(29,126)	(19,755)
Net investment income	$356,211	$314,381	$286,259

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

The Company had contractual commitments to invest up to an additional $699,481 thousand in limited partnerships and private placement loans at December 31, 2019.  These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

Beginning in 2016, the Company participated in a private placement liquidity sweep facility (“the facility”).  The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity.  Through the second quarter of 2018, the Company’s participation in the facility was classified within other invested assets on the Company’s Balance Sheets.

As of the third quarter of 2018, the Company has consolidated its participation in the facility.  As a result, the underlying investments are now recorded in the various investment line items within the Company’s balance sheet, rather than as part of other invested assets.  As of December 31, 2019, the market value of investments in the facility consolidated within the Company’s balance sheets was $156,258 thousand.

Other invested assets, at fair value, as of December 31, 2019 and December 31, 2018, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fixed maturity securities, market value:
Other-than-temporary impairments	$(19,643)	$(6,164)	$(6,077)
Gains (losses) from sales	7,571	933	2,473
Fixed maturity securities, fair value:
Gains (losses) from sales	355	(1,799)	-
Gains (losses) from fair value adjustments	1,808	1,506	-
Equity securities, fair value:
Gains (losses) from sales	4,144	(32,092)	6,556
Gains (losses) from fair value adjustments	153,728	(59,409)	117,695
Other invested assets	6,003	1,815	61
Other invested assets, fair value:
Gains (losses) from fair value adjustments	265,245	(90,136)	40,846
Short-term investment gains (losses)	156	(10)	(1)
Total net realized capital gains (losses)	$419,367	$(185,356)	$161,553

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Proceeds from sales of fixed maturity securities	$2,403,786	$793,119	$1,676,203
Gross gains from sales	25,076	15,349	31,328
Gross losses from sales	(17,150)	(16,215)	(28,855)

Proceeds from sales of equity securities	$283,707	$1,029,920	$586,496
Gross gains from sales	14,270	25,160	23,214
Gross losses from sales	(10,126)	(57,252)	(16,658)

Securities with a carrying value amount of $1,549,145 thousand at December 31, 2019, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017
Gross reserves beginning of period	$10,167,018	$9,343,028	$8,331,288
Less reinsurance recoverables	(4,697,543)	(5,727,268)	(4,199,791)
Net reserves beginning of period	5,469,475	3,615,760	4,131,497
Incurred related to:
Current year	3,784,771	4,252,220	2,157,498
Prior years	44,351	558,798	(117,747)
Total incurred losses and LAE	3,829,122	4,811,018	2,039,751
Paid related to:
Current year	1,885,443	1,524,635	1,607,601
Prior years	1,431,336	1,408,256	957,933
Total paid losses and LAE	3,316,778	2,932,891	2,565,534
Foreign exchange/translation adjustment	12,352	(24,412)	10,046
Net reserves end of period	5,994,171	5,469,475	3,615,760
Plus reinsurance recoverables	4,215,348	4,697,543	5,727,268
Gross reserves end of period	$10,209,519	$10,167,018	$9,343,028

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $3,784,771 thousand, $4,252,220 thousand and $2,157,498 thousand at December 31, 2019, 2018 and 2017, respectively.  The decrease in current year incurred losses in 2019 compared to 2018 was primarily due to a decrease of $646,242 thousand in current year catastrophe losses, partially offset by an increase of $178,794 thousand in current year attritional losses. The $482,195 decrease in reinsurance recoverables from December 31, 2019 to December 31, 2018 is primarily related to changes in affiliated reinsurance agreements.

Incurred prior years’ reserves increased by $44,351 thousand and $558,798 thousand in 2019 and 2018 respectively, and decreased by $117,747 thousand in 2017.  The increase for 2019 was mainly due to adverse development on prior years catastrophe losses.

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

The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts.  Each of the Company’s financial reporting segments has been disaggregated into casualty and property business.  The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends.  Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility.  Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility.  The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2018 is presented as supplementary information.

These tables present eight years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years.  For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis.  The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time.  While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated.  Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time.  A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below.  As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

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

U.S. Reinsurance – Casualty Business

									At December 31, 2019
									Total of
									IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$249,501	$211,232	$139,755	$139,400	$145,769	$150,362	$150,362	$150,362	943	N/A
2013		117,075	183,657	181,150	177,215	173,300	173,300	173,300	2,099	N/A
2014			197,491	189,641	193,772	176,745	176,745	176,745	1,263	N/A
2015				155,879	178,366	180,503	180,503	180,503	5,487	N/A
2016					171,561	173,189	173,189	173,189	18,104	N/A
2017						142,373	148,135	148,135	64,849	N/A
2018							484,218	472,358	259,626	N/A
2019								691,038	411,692	N/A
								$2,165,629

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$6,387	$19,817	$44,688	$76,515	$99,187	$100,650	$125,237	$137,623
2013		7,131	15,627	48,271	78,880	105,256	133,572	152,303
2014			7,119	21,818	57,897	84,584	118,042	146,455
2015				7,901	21,881	62,180	122,060	147,438
2016					7,440	34,924	65,630	116,329
2017						15,354	65,757	76,186
2018							63,140	104,690
2019								103,453
								$984,477
All outstanding liabilities prior to 2012, net of reinsurance								430,513
Liabilities for claims and claim adjustment expenses, net of reinsurance								$1,611,666

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Casualty	10.1%	11.5%	17.5%	23.4%	15.8%	11.6%	13.4%	8.2%

U.S. Reinsurance – Property Business

									At December 31, 2019
									Total of
									IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$551,599	$469,638	$469,044	$479,090	$475,719	$469,253	$454,746	$452,056	635	N/A
2013		251,617	167,656	136,887	108,005	107,292	107,292	107,292	545	N/A
2014			288,800	263,119	202,094	194,900	195,028	195,028	1,420	N/A
2015				319,447	249,546	223,357	223,357	223,357	2,915	N/A
2016					430,295	398,141	403,456	403,151	5,224	N/A
2017						821,226	1,290,180	1,442,562	8,182	N/A
2018							1,728,705	1,572,312	88,241	N/A
2019								970,657	329,381	N/A
								$5,366,415

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$129,875	$254,010	$323,408	$379,768	$397,473	$425,913	$431,933	$432,048
2013		94,879	95,541	96,805	97,343	101,369	105,604	105,715
2014			86,083	131,940	163,269	177,822	183,469	184,425
2015				112,644	164,892	194,422	204,076	206,251
2016					162,246	327,451	371,004	383,676
2017						543,946	1,068,749	1,400,220
2018							409,225	1,064,429
2019								568,567
								$4,345,331
All outstanding liabilities prior to 2012, net of reinsurance								14,394
Liabilities for claims and claim adjustment expenses, net of reinsurance								$1,035,477

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Property	39.3%	35.7%	17.9%	6.8%	3.0%	4.5%	1.1%	-%

International – Casualty Business

									At December 31, 2019
									Total of
									IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$124,118	$56,314	$35,046	$42,804	$43,861	$41,857	$41,857	$41,857	3,845	N/A
2013		60,539	40,585	41,615	52,893	46,636	46,636	46,636	5,567	N/A
2014			58,448	47,034	65,755	54,783	54,783	54,783	14,100	N/A
2015				53,586	72,317	60,112	60,112	60,112	17,775	N/A
2016					71,461	67,712	67,712	67,712	20,948	N/A
2017						56,666	56,666	56,666	22,902	N/A
2018							290,866	287,295	116,125	N/A
2019								291,237	189,506	N/A
								$906,298

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$6,896	$10,240	$15,908	$19,052	$22,179	$26,158	$28,340	$29,312
2013		5,625	13,380	16,768	20,014	22,426	26,158	30,057
2014			7,984	13,928	19,565	23,552	26,942	31,388
2015				8,025	17,391	24,085	26,574	31,472
2016					10,285	18,798	24,955	31,274
2017						10,519	18,527	22,203
2018							57,962	97,222
2019								52,808
								$325,736
All outstanding liabilities prior to 2012, net of reinsurance								81,298
Liabilities for claims and claim adjustment expenses, net of reinsurance								$661,860

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Casualty	17.7%	13.4%	9.5%	7.1%	6.8%	8.5%	6.9%	2.3%

International – Property Business

									At December 31, 2019
									Total of
									IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$139,993	$131,550	$80,030	$85,091	$78,285	$86,847	$86,846	$86,577	131	N/A
2013		153,518	141,114	131,090	121,419	121,461	121,359	121,359	749	N/A
2014			312,947	263,727	205,545	183,732	184,724	184,724	1,650	N/A
2015				240,258	124,993	126,432	126,432	126,432	1,477	N/A
2016					204,775	260,561	255,561	252,023	4,409	N/A
2017						469,561	584,857	600,988	5,369	N/A
2018							527,258	572,429	82,625	N/A
2019								853,790	363,334	N/A
								$2,798,321

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$26,704	$47,635	$55,926	$65,905	$66,511	$67,638	$70,505	$84,550
2013		42,793	73,212	86,957	102,145	107,086	109,786	117,699
2014			72,526	116,833	144,471	161,086	169,757	171,960
2015				47,862	76,584	102,906	111,100	114,511
2016					75,192	171,256	228,381	240,359
2017						245,772	508,255	592,765
2018							90,429	330,681
2019								151,893
								$1,804,419
All outstanding liabilities prior to 2012, net of reinsurance								4,034
Liabilities for claims and claim adjustment expenses, net of reinsurance								$997,937

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Property	26.9%	37.2%	15.9%	8.0%	3.4%	1.5%	5.2%	16.2%

Insurance – Casualty Business

									At December 31, 2019
									Total of
									IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$212,636	$174,914	$185,267	$184,598	$188,211	$179,329	$179,329	$179,328	1,289	15,769
2013		256,032	228,065	230,599	224,601	182,759	182,759	182,759	1,114	21,350
2014			237,875	238,867	240,761	247,403	247,403	247,404	959	25,188
2015				258,918	259,149	262,747	262,747	262,747	1,205	26,896
2016					351,476	337,950	336,400	336,380	1,688	31,517
2017						261,240	256,418	256,597	6,006	34,701
2018							607,682	607,851	296,857	33,817
2019								772,505	614,653	30,144
								$2,845,571

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$15,683	$55,216	$84,382	$116,589	$133,237	$146,961	$159,713	$162,342
2013		17,116	68,567	101,617	129,715	149,722	162,454	170,698
2014			20,371	71,893	114,156	143,822	213,512	222,038
2015				19,948	67,951	116,847	213,722	229,153
2016					24,463	98,470	285,967	297,182
2017						21,116	167,224	180,400
2018							27,054	196,285
2019								33,097
								$1,491,195
All outstanding liabilities prior to 2012, net of reinsurance								27,899
Liabilities for claims and claim adjustment expenses, net of reinsurance								$1,382,275

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Casualty	6.3%	20.0%	20.2%	16.4%	12.0%	9.7%	9.8%	5.9%

Insurance – Property Business

									At December 31, 2019
									Total of
									IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance								Plus Expected
	Years Ended December 31,								Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$58,615	$46,888	$43,520	$44,848	$44,278	$44,076	$44,077	$44,077	14	N/A
2013		63,853	56,900	52,113	52,815	52,500	52,500	52,450	27	N/A
2014			68,093	69,820	67,409	66,524	66,524	66,509	21	N/A
2015				80,421	75,906	75,484	75,484	75,518	14	N/A
2016					142,885	163,117	162,678	163,791	7	N/A
2017						291,935	293,342	297,355	818	N/A
2018							377,148	372,847	10,730	N/A
2019								336,859	73,827	N/A
								$1,409,406

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$26,894	$44,665	$42,861	$44,501	$44,152	$44,077	$44,032	$44,054
2013		35,190	54,172	52,537	52,798	52,423	52,409	52,415
2014			40,260	66,400	66,564	65,927	66,404	66,432
2015				45,374	70,326	75,078	75,095	74,951
2016					70,439	138,683	150,678	157,336
2017						155,374	296,514	290,270
2018							242,912	354,900
2019								218,586
								$1,258,943
All outstanding liabilities prior to 2012, net of reinsurance								422
Liabilities for claims and claim adjustment expenses, net of reinsurance								$150,884

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Property	59.2%	37.0%	1.0%	2.0%	0.8%	-%	-%	0.1%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

At December 31,
2019
(Dollars in thousands)
Net outstanding liabilities
U.S. Reinsurance Casualty	$1,611,666
U.S. Reinsurance Property	1,035,477
International Casualty	661,860
International Property	997,937
Insurance Casualty	1,382,275
Insurance Property	150,884
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	5,840,099

Reinsurance recoverable on unpaid claims
U.S. Reinsurance Casualty	914,400
U.S. Reinsurance Property	745,217
International Casualty	364,868
International Property	560,273
Insurance Casualty	1,440,156
Insurance Property	190,435
Total reinsurance recoverable on unpaid claims	4,215,348

Unallocated claims adjustment expenses	126,530
Other	27,542
154,071

Total gross liability for unpaid claims and claim adjustment expense	$10,209,519

(Some amounts may not reconcile due to rounding.)

Reserving Methodology

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense (LAE) for reported and unreported claims for our insurance and reinsurance businesses.  Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known, and adjust reserves whenever an adjustment appears warranted.  The Company considers many factors when setting reserves including:  (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments, and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions.  Insurance and reinsurance loss and LAE reserves represent the Company’s best estimate of its ultimate liability.  Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves.  Net income (gain or loss) will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.

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

The Company segments both reinsurance and insurance reserves into exposure groupings for actuarial analysis.  The Company assigns business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses.  The Company periodically reviews its exposure groupings and may change groupings over time as business changes.  The Company currently uses approximately 200 exposure groupings to develop reserve estimates.  One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process.  Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines.  On the other hand, casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines. Estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less volatility than those for the longer tail lines.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims.  The Company’s A&E liabilities emanate from direct insurance business and Everest Re’s assumed reinsurance business.  All of the contracts of insurance and reinsurance, under which the Company has received claims during the past three years, expired more than 20 years ago.  There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017
Gross basis:
Beginning of period reserves	$347,495	$448,993	$441,111
Incurred losses	2,071	(2,473)	90,009
Paid losses	(91,645)	(99,026)	(82,126)
End of period reserves	$257,921	$347,495	$448,993

Net basis:
Beginning of period reserves	$223,548	$269,153	$274,409
Incurred losses	-	-	25,194
Paid losses	(26,974)	(45,605)	(30,451)
End of period reserves	$196,574	$223,548	$269,153

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $4,444,089 thousand and $4,840,936 thousand at December 31, 2019 and 2018, respectively.  At December 31, 2019, $3,108,676 thousand, or 70.0%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), an affiliated entity, and is fully collateralized by a trust agreement and $338,965 thousand, or 7.6%, was receivable from Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) collateralized segregated accounts.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At December 31, 2019, $702,331 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $610,873 thousand and all of the $5,826 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $91,458 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.  At December 31, 2018, $383,994 thousand of fixed maturities, market value and $2,337 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $354,133 thousand and all of the $2,337 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The remaining Level 3 fixed maturities of $28,708 thousand were fair valued by the Company at either par or amortized cost and $1,153 thousand were priced using a non-binding broker quote.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2019 and December 31, 2018 of $170,888 thousand and $124,228 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, were categorized as Level 3 at December 31, 2019 and December 31, 2018, since it represented a privately placed convertible preferred stock issued by an affiliate.  The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 20 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$777,515	$-	$777,515	$-
Obligations of U.S. States and political subdivisions	535,911	-	535,911	-
Corporate securities	2,821,557	-	2,274,618	546,939
Asset-backed securities	765,957	-	612,316	153,641
Mortgage-backed securities
Commercial	329,049	-	329,049	-
Agency residential	644,687	-	644,687	-
Non-agency residential	1,638	-	1,638	-
Foreign government securities	658,007	-	658,007	-
Foreign corporate securities	957,758	-	956,007	1,751
Total fixed maturities, market value	7,492,079	-	6,789,748	702,331

Fixed maturities, fair value	5,826	-	-	5,826
Equity securities, fair value	764,049	719,548	44,501	-
Other invested assets, fair value	1,982,582	-	-	1,982,582

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2019.

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

In addition, $209,578 thousand and $117,662 thousand of investments within other invested assets on the consolidated balance sheets as of December 31, 2019 and 2018, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	December 31, 2019				December 31, 2018
	Corporate	Asset	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$376,250	$-	$7,744	$383,994	$158,221	$6,952	$165,173
Total gains or (losses) (realized/unrealized)
Included in earnings	4,937	-	(12)	4,925	(93)	(660)	(753)
Included in other comprehensive income (loss)	(21)	3,632	(110)	3,501	1,090	-	1,090
Purchases, issuances and settlements	161,078	150,009	(5,871)	305,216	215,839	(298)	215,541
Transfers in and/or (out) of Level 3	4,695	-	-	4,695	1,193	1,750	2,943
Ending balance	$546,939	$153,641	$1,751	$702,331	$376,250	$7,744	$383,994
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	December 31, 2019		December 31, 2018
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	2,337	2,337	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	2,163	2,163	(293)	(293)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	1,326	1,326	2,630	2,630
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$5,826	$5,826	$2,337	$2,337
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,796	$1,796	$-	$-
(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs were $4,695 thousand and $2,943 thousand for the years ended December 31, 2019 and 2018, respectively, for fixed maturities, market value.  The transfers were related to securities that were priced using a recognized pricing service as of December 31, 2018 and December 31, 2017, respectively. These securities were subsequently priced by investment managers as of December 31, 2019 and 2018, respectively.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Other invested assets, fair value:
Beginning balance	$1,717,336	$1,807,473
Total gains or (losses) (realized/unrealized)
Included in earnings	265,246	(90,136)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,982,582	$1,717,336
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2019		December 31, 2018
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
Senior notes	06/05/2014	06/01/2044	400,000	$397,074	$452,848	$396,954	$396,968

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest expense incurred	$19,472	$19,472	$19,472

6.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					December 31, 2019		December 31, 2018
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$236,758	$233,191	$236,659	$200,390

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for November 15, 2019 to February 17, 2020 is 4.3%.

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest expense incurred	$11,587	$10,926	$11,498

7.  FEDERAL HOME LOAN BANK MEMBERSHIP

Effective August 15, 2019, Everest Re became a member of the Federal Home Loan Bank (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets.  As of December 31, 2019, Everest Re had admitted assets of $12,518,844 thousand which provides borrowing capacity of up to $1,251,884 thousand.  Through December 31, 2019, Everest Re had no borrowings through the FHLB.

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At December 31, 2019, the total amount on deposit in the trust account was $718,548 thousand.

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

On November 18, 2014, the Company entered into a collateralized reinsurance agreement with Kilimanjaro to provide the Company with catastrophe reinsurance coverage. This agreement is a multi-year reinsurance contract which covers specified earthquake events.  The agreement provides up to $500,000 thousand of reinsurance coverage from earthquakes in the United States, Puerto Rico and Canada. These reinsurance agreements expired in November, 2019.

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

On December 12, 2019, the Company entered into four collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first two agreements are four year reinsurance contracts which provide up to $150,000 thousand and $275,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.  The remaining two agreements are five year reinsurance contracts which provide up to $150,000 thousand and $275,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United State, Puerto Rico, the U.S. Virgin Islands and Canada.

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  Currently, none of the published insured loss estimates for catastrophe events during the applicable covered periods have exceeded the single event retentions or aggregate retentions under the terms of the agreements that would result in a recovery.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes (“Series 2014-1 Notes”). The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding.  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes (“Series 2014-2 Notes”).  On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes) and $300,000 thousand of notes (“Series 2017-2 Notes). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). On December 12, 2019 Kilimanjaro issued $425,000 thousand of notes (“Series 2019-1 Notes”) and $425,000 thousand of notes (“Series 2019-2 Notes’”). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

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

Supplemental information related to operating leases is as follows for the periods indicated:

Year Ended
December 31,
(Dollars in thousands)	2019
Lease expense incurred:
Operating lease cost	$21,471

At December 31,
(Dollars in thousands)	2019
Operating lease right of use assets	$152,978
Operating lease liabilities	160,387

Year Ended
December 31,
(Dollars in thousands)	2019
Operating cash flows from operating leases	$(17,617)

At December 31,
2019
Weighted average remaining operating lease term	12.8 years
Weighted average discount rate on operating leases	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)

2020	$17,793
2021	15,106
2022	16,921
2023	16,465
2024	16,425
Thereafter	122,861
Undiscounted lease payments	205,571
Less: present value adjustment	45,184
Total operating lease liability	$160,387

As of December 31, 2018, the Company accounted for leases per the guidance codified in Accounting Standards Codification, Topic 840-Leases. Based on prior guidance, the future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2018, for all of the Company’s operating leases were $73,873 thousand. The breakdown of the minimum rental commitments as of December 31, 2018 were as follows: $17,004 thousand for 2019, $16,594 thousand for 2020, $7,806 thousand for 2021, $7,501 thousand for 2022, $7,385 thousand for 2023 and $17,583 thousand for all years thereafter.

On July 2, 2019, the Company entered into a lease agreement to relocate its corporate offices from Liberty Corner, New Jersey to a corporate complex in Warren, New Jersey.  The new lease, which covers approximately 315,000 square feet of office space, became effective in October, 2019 and runs through 2036.  The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year.  The Company expects to relocate the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex during 2021.

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

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current tax expense (benefit):
U.S.	$(1,684)	$(50,964)	$(123,083)
Foreign	77	8	221
Total current tax expense (benefit)	(1,607)	(50,956)	(122,862)
Total deferred U.S. tax expense (benefit)	136,834	(316,069)	(77,874)
Total income tax expense (benefit)	$135,228	$(367,025)	$(200,736)

A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company’s total income tax provision is as follows for the periods indicated:

(Dollars in thousands)	2019	2018	2017
Expected income tax provision at the U.S. statutory tax rate	$160,762	$(279,216)	$(42,600)
Increase (reduction) in taxes resulting from:
Tax exempt income	(3,680)	(3,824)	(8,488)
Dividend received deduction	(998)	(1,277)	(4,063)
Proration	1,050	1,150	1,760
Creditable foreign premium tax	(9,852)	(13,475)	(7,515)
Tax audit settlement	(1,576)	(2,060)	(11,565)
U.S. rate differential on carryback of net operation losses to PY	-	(43,734)	-
U.S. rate differential on deferred tax 2017 return to provision	-	(28,832)	-
Share based compensation tax benefits formerly in APIC	(2,987)	(1,450)	(3,308)
Impact of U.S. tax reform	-	-	(123,143)
Change in uncertain tax positions	(8,434)	8,434	-
Other	942	(2,741)	(1,814)
Total income tax provision	$135,228	$(367,025)	$(200,736)

(Some amounts may not reconcile due to rounding.)

A reconciliation of the beginning and ending unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2019	2018	2017
Balance at January 1	$8,434	$-	$-
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	8,434	-
Reductions for tax positions of prior years	(8,434)	-	-
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$8,434	$-

At December 31, 2019, the Company’s unrecognized tax benefits, excluding interest and penalties, that would impact the effective tax rate were $0 thousand.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2019, the Company accrued $0 thousand for the payment of interest (net of the federal benefit) and penalties.  At December 31, 2019 and 2018, there were no accrued liabilities, respectively, for the payment of interest and penalties.

The Company’s 2014 and subsequent U.S. tax years are open to audit by the IRS.   In 2018, the IRS opened an audit of the 2014 tax year.  To date, the Company has received only one notice of proposed adjustment for an immaterial amount of tax.  The Company did propose affirmative beneficial tax return adjustments to the IRS at the start of the audit.  In total, the Company expects a net tax refund of $34,972 thousand plus net interest of $2,421 thousand for the 2014 tax year.  The refund is subject to IRS Joint Committee review and approval.

In 2019, the IRS opened an audit of the 2015 through 2017 tax years.  To date, the Company has not received any Information Document Requests or notices of proposed adjustment.  The Company had filed amended tax returns for 2015 and 2016 for $1,519 thousand and $4,685 thousand respectively.  Those refunds, plus accrued interest of $978 thousand and $247 thousand respectively, will be settled at the conclusion of the audit.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets/ (liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Foreign tax credits	$186,706	$167,685
Unearned premium reserve	75,130	63,309
Loss reserves	66,025	64,135
Net unrecognized losses on benefit plans	19,818	17,921
Net operating loss	19,027	98,795
Unrealized foreign currency losses	7,958	12,590
Investment impairments	3,961	1,291
Uncollectible reinsurance reserve	3,142	3,142
Other tax credits	2,294	-
Deferred expenses	2,049	1,992
Net unrealized investment losses	-	9,745
Other assets	13,114	11,624
Total deferred tax assets	399,224	452,229

Deferred tax liabilities:
Net fair value income	266,850	178,018
Deferred acquisition costs	81,931	74,736
Net unrealized investment gains	38,074	-
Partnership Investments	15,039	14,936
Benefit plan asset	2,333	3,600
Bond market discount	1,466	1,845
Other liabilities	3,796	2,022
Total deferred tax liabilities	409,489	275,157

Net deferred tax assets/(liabilities)	$(10,265)	$177,072

(Some amounts may not reconcile due to rounding.)

At December 31, 2019, the Company has $186,706 thousand of Foreign Tax Credits (“FTC”) and no Alternative Minimum Tax (“AMT”) credit carry forwards.  The FTCs expire between 2020 and 2029. Beginning in 2018, AMT credits are recorded as a current receivable as a result of TCJA converting them into refundable credits to be received no later than with the filing of the 2021 U.S. corporation income tax return.  The Company also has a tax effected U.S. Net Operating Loss (“NOL”) carryforward of $19,027 thousand.  The NOL carryforward does not expire until 2038.

Management believes that it is more likely than not that the Company will realize all of its deferred tax assets.  Accordingly, no valuation allowance has been recorded for the periods presented.

In performing our assessment of the recoverability of the deferred tax asset pursuant to ASC 740, the Company considered tax laws governing the utilization of the NOL and FTC carryforwards and other deferred tax assets in each applicable jurisdiction. Under U.S. tax law, a company generally must use its NOL carryforwards before it can use its FTC carryforwards. The Company evaluated all the positive and negative evidence impacting the realization of its deferred tax assets as of December 31, 2019 in the U.S. tax jurisdiction. Evidence considered in our analysis included the Company’s ability to carryback NOL generated in

2017 and 2018, thus limiting the NOL to be carried forward beyond 2019.   In addition, the Company implemented planning actions during 2019 and early 2020 to increase its planned U.S. source and foreign source income to better enable it to utilize its U.S. deferred tax assets and tax attributes.  As of December 31, 2019, based on all the available evidence, the Company has concluded that it is more likely than not that the U.S. NOL and FTC carryforwards will be utilized prior to their respective expirations and, thus, no valuation allowance has been established in the U.S. jurisdiction.

As a result of the TCJA, the Company recognized a $123,143 thousand tax benefit in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, in 2017 the Company recorded the effects of the TCJA using reasonable estimates due to the need for further analysis to complete the accounting.

The Company completed its accounting, and interpreted the additional guidance issued by the IRS and U.S. Department of the Treasury, and recognized an income tax benefit of $1,154 thousand primarily related to the 2018 tax return to tax provision true-up.

Effective January 1, 2017, the Company adopted ASU 2016-09 which provided new guidance on the treatment of the tax effects of share based compensation transactions.  ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercising) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss).  Per the new guidance, the Company recorded excess tax benefits of $2,987 thousand and $1,450 thousand related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2019 and 2018.

In years prior to 2017, the Company recorded tax benefits related to restricted stock vestings and stock option exercises as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets.

The adoption of ASU 2016-09 did not impact the accounting treatment of tax benefits related to dividends on restricted stock.  The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets in all years.  The tax benefits related to the payment of dividends on restricted stock were $363 thousand and $241 thousand in 2019 and 2018 respectively.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Written premiums:
Direct	$2,449,198	$1,996,606	$1,873,115
Assumed	4,603,866	4,577,070	3,915,374
Ceded	(1,278,115)	(1,541,814)	(3,064,645)
Net written premiums	$5,774,949	$5,031,862	$2,723,844

Premiums earned:
Direct	$2,255,388	$1,903,576	$1,655,023
Assumed	4,427,006	4,447,862	3,842,836
Ceded	(1,193,359)	(1,512,380)	(3,548,264)
Net premiums earned	$5,489,035	$4,839,058	$1,949,595

Incurred losses and LAE:
Direct	$1,401,251	$1,182,399	$1,196,323
Assumed	2,913,987	4,162,776	3,108,753
Ceded	(486,116)	(534,157)	(2,265,325)
Net incurred losses and LAE	$3,829,122	$4,811,018	$2,039,751

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Ceded written premiums	$100,084	$572,620	$2,219,352
Ceded earned premiums	101,681	586,120	2,796,939
Ceded losses and LAE	(51,686)	(49,955)	1,687,659

Everest International	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Ceded written premiums	$-	$-	$10
Ceded earned premiums	-	-	44
Ceded losses and LAE	324	(753)	(990)

Everest Canada	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Assumed written premiums	$-	$-	$25,871
Assumed earned premiums	-	-	54,558
Assumed losses and LAE	3,024	6,238	29,389

Lloyd's Syndicate 2786	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Assumed written premiums	$(11,470)	$10,800	$35,607
Assumed earned premiums	(18,650)	35,826	33,590
Assumed losses and LAE	8,355	27,550	17,688

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

Mt. Logan Re Segregated Accounts	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Ceded written premiums	$240,721	$207,439	$192,928
Ceded earned premiums	235,500	212,046	192,573
Ceded losses and LAE	171,900	234,471	283,511
Assumed written premiums	-	10,582	11,984
Assumed earned premiums	-	10,582	11,984
Assumed losses and LAE	-	-	-

12.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2019			December 31, 2018			December 31, 2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$222,884	(46,971)	$175,913	$(119,058)	$25,582	$(93,476)	$(11,672)	$4,085	$(7,587)
URA(D) on securities - OTTI	(546)	115	(431)	645	(135)	510	(4,537)	1,588	(2,949)
Reclassification of net realized losses (gains) included in net income (loss)	6,068	(988)	5,080	3,416	(1,395)	2,021	3,543	(1,240)	2,303
Foreign currency translation adjustments	21,708	(4,555)	17,153	(46,136)	9,705	(36,431)	57,564	(20,137)	37,427
Benefit plan actuarial net gain (loss)	(15,938)	3,347	(12,591)	(646)	136	(510)	1,300	(273)	1,027
Reclassification of amortization of net gain (loss) included in net income (loss)	6,902	(1,449)	5,453	6,356	(1,335)	5,021	8,426	(2,949)	5,477
Total other comprehensive income (loss)	$241,078	$(50,501)	$190,577	$(155,423)	$32,558	$(122,865)	$54,624	$(18,926)	$35,698

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

			Affected line item within the
	Years Ended December 31,		statements of operations and
AOCI component	2019	2018	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$6,068	$3,416	Other net realized capital gains (losses)
	(988)	(1,395)	Income tax expense (benefit)
	$5,080	$2,021	Net income (loss)
Benefit plan net gain (loss)	$6,902	$6,356	Other underwriting expenses
	(1,449)	(1,335)	Income tax expense (benefit)
	$5,453	$5,021	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Beginning balance of URA (D) on securities	$(55,950)	$37,442
Change to beginning balance due to adoption of ASU 2016-01	-	(2,447)
Current period change in URA (D) of investments - temporary	180,993	(91,455)
Current period change in URA (D) of investments - non-credit OTTI	(431)	510
Ending balance of URA (D) on securities	124,612	(55,950)
Beginning balance of foreign currency translation adjustments	(2,886)	33,545
Current period change in foreign currency translation adjustments	17,153	(36,431)
Ending balance of foreign currency translation adjustments	14,267	(2,886)
Beginning balance of benefit plan net gain (loss)	(67,418)	(71,929)
Current period change in benefit plan net gain (loss)	(7,138)	4,511
Ending balance of benefit plan net gain (loss)	(74,556)	(67,418)
Ending balance of accumulated other comprehensive income (loss)	$64,324	$(126,254)

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Company contributions	$4,750	$77,743	$10,534

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Pension expense	$10,042	$9,728	$16,299

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$300,244	$316,202
Service cost	8,255	9,801
Interest cost	11,712	10,290
Actuarial (gain)/loss	46,206	(29,966)
Curtailment	-	-
Benefits paid	(11,062)	(6,084)
Projected benefit obligation at end of year	355,355	300,244

Change in plan assets:
Fair value of plan assets at beginning of year	260,531	210,267
Actual return on plan assets	47,247	(21,395)
Actual contributions during the year	4,750	77,743
Benefits paid	(11,062)	(6,084)
Fair value of plan assets at end of year	301,466	260,531

Funded status at end of year	$(53,889)	$(39,713)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(7,362)	(7,530)
Other liabilities (due beyond one year)	(46,527)	(32,182)
Net amount recognized in the consolidated balance sheets	$(53,889)	$(39,713)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Accumulated income (loss)	$(97,466)	$(88,580)
Accumulated other comprehensive income (loss)	$(97,466)	$(88,580)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Other comprehensive income (loss) at December 31, prior year	$(88,580)	$(86,788)
Net gain (loss) arising during period	(16,927)	(8,631)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	8,042	6,839
Curtailment loss recognized	-	-
Other comprehensive income (loss) at December 31, current year	$(97,466)	$(88,580)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Service cost	8,255	$9,801	$10,949
Interest cost	11,712	10,290	10,034
Expected return on assets	(17,968)	(17,202)	(13,050)
Amortization of actuarial loss from earlier periods	7,635	6,839	8,366
Settlement	408	-	-
Net periodic benefit cost	$10,042	$9,728	$16,299

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	8,885	1,792

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$18,927	$11,520

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $9,461 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2019, 2018 and 2017 were 4.27%, 3.62% and 4.16%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2019, 2018 and 2017 was 4.00%.  The expected long-term rate of return on plan assets was 7.00% for 2019, 7.00% for 2018 and was 7.50% for 2017 based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2019, 2018 and 2017 were 3.28%, 4.27% and 3.62%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Qualified Plan	$288,328	$237,855
Non-qualified Plan	21,642	24,472
Total	$309,970	$262,327

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Qualified Plan
Projected benefit obligation	$333,715	$275,772
Fair value of plan assets	301,467	260,531
Non-qualified Plan
Projected benefit obligation	$21,642	$24,472
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Qualified Plan
Accumulated benefit obligation	$-	$-
Fair value of plan assets	-	-
Non-qualified Plan
Accumulated benefit obligation	$21,642	$24,472
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2020	$15,670
2021	11,458
2022	12,198
2023	12,902
2024	13,985
Next 5 years	84,334

Plan assets consist of shares in investment trusts with 62%, 30%, 7% and 1% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and multi-strategy equity funds and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$1,749	$1,749	$-	$-
Mutual funds, fair value
Fixed income (b)	90,483	90,483	-	-
Equities (c)	188,884	188,884	-	-
Total	$281,116	$281,116	$-	$-

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

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2019.

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

In addition, $20,351 thousand and $20,091 thousand of investments which were recorded as part of the qualified plan assets at December 31, 2019 and 2018, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The Company contributed $0 thousand and $77,000 thousand to the qualified pension benefit plan for the years ended December 31, 2019 and 2018, respectively.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Incurred expenses	$10,794	$9,301	$7,167

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 6.0% to 8.4%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Incurred expenses	$474	$489	$514

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

A medical cost trend rate of 7.00% in 2019 was assumed to decrease gradually to 4.50% in 2029 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$434	$(335)
b. Effect on accumulated post-retirement benefit obligation	6,257	(4,833)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Post-retirement benefit expenses	$1,231	$1,829	$2,814

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$28,483	$34,717
Service cost	983	1,312
Interest cost	980	999
Amendments	(582)	-
Actuarial (gain)/loss	-	(7,985)
Benefits paid	(488)	(561)
Benefit obligation at end of year	29,376	28,483

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	488	561
Benefits paid	(488)	(561)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(29,376)	$(28,483)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Other liabilities (due within one year)	$(611)	$(608)
Other liabilities (due beyond one year)	(28,764)	(27,875)
Net amount recognized in the consolidated balance sheets	$(29,376)	$(28,483)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
Accumulated income (loss)	$188	$(238)
Accumulated prior service credit (cost)	2,904	3,480
Accumulated other comprehensive income (loss)	$3,092	$3,242

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Other comprehensive income (loss) at December 31, prior year	$3,242	$(4,260)
Net gain (loss) arising during period	582	7,985
Prior Service credit (cost) arising during period	-	-
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	(155)	94
Prior service cost	(577)	(577)
Other comprehensive income (loss) at December 31, current year	$3,092	$3,242

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Service cost	$983	$1,312	$1,570
Interest cost	980	999	1,184
Prior service credit recognition	(577)	(577)	(131)
Net gain recognition	(155)	94	192
Net periodic cost	$1,231	$1,829	$2,814

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	150	(7,502)

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$1,381	$(5,673)

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $0 thousand and ($577) thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2019, 2018 and 2017 were 4.27%, 3.62% and 4.16%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2019, 2018 and 2017 were 3.28%, 4.27% and 3.62%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2020	$611
2021	673
2022	768
2023	851
2024	896
Next 5 years	6,377

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

Dividend Restrictions.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2019, Everest Re has $373,914 thousand available for payment of dividends in 2020 without the need for prior regulatory approval.

Statutory Financial Information.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $3,739,140 thousand and $3,650,594 thousand at December 31, 2019 and 2018, respectively.  The statutory net income of Everest Re was $363,034 thousand, for the year ended December 31, 2019 and the statutory net loss of Everest Re was $1,317,991 thousand and $391,419 thousand for the years ended December 31, 2018 and 2017, respectively.

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

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2019	2018
Regulatory targeted capital	$2,001,226	$2,172,958
Actual capital	$3,739,140	$3,650,594

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2019	2018
The Prudential	$141,703	$142,754
Unaffiliated life insurance company	35,082	34,717

16.  RELATED-PARTY TRANSACTIONS

Group

Group entered into a $300,000 thousand long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. As of December 31, 2019 this transaction is presented as a Note Receivable – Affiliated in the Consolidated balance sheet of Holdings.

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note was repaid in December 2018. Interest income in the amount of $0 thousand and $4,085 thousand was recorded by Holdings for the years ended December 31, 2019 and 2018, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Dividends received on preferred stock of affiliate	$31,032	$31,032	$31,032

Affiliated Companies

Effective December 31, 2018, Holdings entered into a $300,000 thousand long-term promissory note agreement with Bermuda Re.  The note was repaid in May, 2019.  This transaction was presented as a Note Payable – Affiliated in the consolidated balance sheets of Holdings as of December 31, 2018. Interest expense in the amount of $3,658 thousand and $0 thousand was recorded by Holdings for the years ended December 2019 and 2018, respectively.

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Expenses incurred	$107,851	$81,346	$91,927

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross written premiums	$2,962,416	$3,014,337	$2,593,063
Net written premiums	2,411,223	2,093,116	1,135,604
Premiums earned	$2,369,093	$1,979,926	$858,155
Incurred losses and LAE	1,524,093	2,790,818	912,124
Commission and brokerage	703,271	568,374	160,311
Other underwriting expenses	68,796	60,266	55,881
Underwriting gain (loss)	$72,933	$(1,439,532)	$(270,161)

International	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross written premiums	$1,637,957	$1,555,245	$1,339,546
Net written premiums	1,512,576	1,426,588	615,395
Premiums earned	$1,427,043	$1,406,460	$502,322
Incurred losses and LAE	1,168,587	1,020,929	622,753
Commission and brokerage	324,015	355,528	101,936
Other underwriting expenses	41,236	37,661	36,291
Underwriting gain (loss)	$(106,795)	$(7,658)	$(258,658)

Insurance	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross written premiums	$2,452,691	$2,004,093	$1,855,881
Net written premiums	1,851,150	1,512,158	972,845
Premiums earned	$1,692,899	$1,452,672	$589,118
Incurred losses and LAE	1,136,442	999,271	504,874
Commission and brokerage	242,767	217,812	(51,322)
Other underwriting expenses	240,869	195,420	162,714
Underwriting gain (loss)	$72,821	$40,169	$(27,148)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Underwriting gain (loss)	$38,959	$(1,407,021)	$(555,967)
Net investment income	356,211	314,381	286,259
Net realized capital gains (losses)	419,367	(185,356)	161,553
Corporate expense	(13,063)	(11,034)	(7,394)
Interest, fee and bond issue cost amortization expense	(34,931)	(30,611)	(31,183)
Other income (expense)	(1,589)	(9,568)	25,866
Income (loss) before taxes	$764,955	$(1,329,209)	$(120,866)

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

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Canada gross written premiums	$214,594	$173,530	$130,136

No other country represented more than 5% of the Company’s revenues.

Approximately 25.8%, 21.1% and 21.5% of the Company’s gross written premiums in 2019, 2018 and 2017, respectively, were sourced through the Company’s largest intermediary.

18.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. In late 2019 and early 2020, wildfires, flooding and hailstorms have been impacting Australia. In addition, the Coronavirus outbreak is currently affecting many countries and investment markets around the world. Due to the recentness of these events, the Company is unable to estimate the effects of these matters on the fair value of our investments, investment credit losses or insured losses at this time. However, the Company anticipates that the losses from these events will adversely impact first quarter 2020 financial statements.

19.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2019
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,684,882	$1,688,038	$1,890,002	$1,790,142
Net written premiums	1,392,243	1,319,865	1,569,954	1,492,886

Premiums earned	1,270,454	1,375,623	1,428,400	1,414,558
Net investment income	84,534	90,709	95,592	85,376
Net realized capital gains (losses)	135,056	142,563	112,542	29,206
Total claims and underwriting expenses	1,174,175	1,255,551	1,562,452	1,505,892
Net income (loss)	251,608	280,922	61,137	36,060

	2018
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,466,231	$1,632,284	$1,759,190	$1,715,970
Net written premiums	1,107,027	1,190,354	1,378,481	1,356,000

Premiums earned	1,116,010	1,179,836	1,230,771	1,312,441
Net investment income	69,909	72,070	90,298	82,104
Net realized capital gains (losses)	(60,201)	(42,271)	30,018	(112,902)
Total claims and underwriting expenses	1,057,972	1,600,124	1,347,593	2,282,035
Net income (loss)	(11,793)	(267,295)	21,966	(705,062)

20.   REVISIONS TO FINANCIAL STATEMENTS

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

CONSOLIDATED BALANCE SHEETS	December 31, 2018			December 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Funds held by reinsureds	238,566	(10,010)	228,556	210,939	(4,292)	206,647
Income taxes	409,892	2,102	411,994	87,110	901	88,011
TOTAL ASSETS	$18,688,205	$(7,908)	$18,680,297	$17,888,512	$(3,391)	$17,885,121

SHAREHOLDERS' EQUITY:
Retained earnings	4,070,604	(7,908)	4,062,696	5,025,824	(3,391)	5,022,433
Total shareholders' equity	5,044,665	(7,908)	5,036,757	5,412,723	(3,391)	5,409,332
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,688,205	$(7,908)	$18,680,297	$17,888,512	$(3,391)	$17,885,121

CONSOLIDATED BALANCE SHEETS	June 30, 2019			March 31, 2019
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
ASSETS:
Funds held by reinsureds	250,903	(10,768)	240,135	248,993	(9,524)	239,469
Income taxes	151,109	2,261	153,370	289,210	2,000	291,210
TOTAL ASSETS	$19,235,832	$(8,507)	$19,227,325	$19,063,665	$(7,524)	$19,056,141

SHAREHOLDERS' EQUITY:
Retained earnings	4,603,734	(8,507)	4,595,227	4,321,830	(7,524)	4,314,306
Total stockholder's equity	5,743,746	(8,507)	5,735,239	5,394,126	(7,524)	5,386,602
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,235,832	$(8,507)	$19,227,325	$19,063,665	$(7,524)	$19,056,141

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Year Ended December 31, 2018			Year Ended December 31, 2017
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(3,851)	(5,717)	(9,568)	23,750	2,116	25,866
Total revenues	$4,964,232	$(5,717)	$4,958,515	$2,421,157	$2,116	$2,423,273

INCOME (LOSS) BEFORE TAXES	$(1,323,492)	$(5,717)	$(1,329,209)	$(122,982)	$2,116	$(120,866)
Income tax expense (benefit)	(365,825)	(1,200)	(367,025)	(201,180)	444	(200,736)

NET INCOME (LOSS)	$(957,667)	$(4,517)	$(962,184)	$78,198	$1,672	$79,870

COMPREHENSIVE INCOME (LOSS)	$(1,080,532)	$(4,517)	$(1,085,049)	$113,896	$1,672	$115,568

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(3,812)	(1,243)	(5,055)	(5,026)	(759)	(5,785)
Total revenues	$1,605,083	$(1,243)	$1,603,840	$3,093,913	$(759)	$3,093,154

INCOME (LOSS) BEFORE TAXES	$349,532	$(1,243)	$348,289	$664,187	$(759)	$663,428
Income tax expense (benefit)	67,628	(261)	67,367	131,057	(159)	130,898

NET INCOME (LOSS)	$281,904	$(982)	$280,922	$533,130	$(600)	$532,530

COMPREHENSIVE INCOME (LOSS)	$349,533	$(982)	$348,551	$698,907	$(600)	$698,307

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2019
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(1,214)	484	(730)
Total revenues	$1,488,830	$484	$1,489,314

INCOME (LOSS) BEFORE TAXES	$314,655	$484	$315,139
Income tax expense (benefit)	63,429	102	63,531

NET INCOME (LOSS)	$251,226	$382	$251,608

COMPREHENSIVE INCOME (LOSS)	$349,374	$382	$349,756

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(1,385)	(3,417)	(4,802)	1,420	(5,325)	(3,905)
Total revenues	$1,349,702	$(3,417)	$1,346,285	$3,687,860	$(5,325)	$3,682,535

INCOME (LOSS) BEFORE TAXES	$2,109	$(3,417)	$(1,308)	$(317,829)	$(5,325)	$(323,154)
Income tax expense (benefit)	(22,556)	(718)	(23,274)	(64,914)	(1,118)	(66,032)

NET INCOME (LOSS)	$24,665	$(2,699)	$21,966	$(252,915)	$(4,207)	$(257,122)

COMPREHENSIVE INCOME (LOSS)	$19,153	$(2,699)	$16,454	$(346,619)	$(4,207)	$(350,826)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	77,682	(2,388)	75,294	2,805	(1,908)	897
Total revenues	$1,287,317	$(2,388)	$1,284,929	$2,338,158	$(1,908)	$2,336,250

INCOME (LOSS) BEFORE TAXES	$(312,807)	$(2,388)	$(315,195)	$(319,938)	$(1,908)	$(321,846)
Income tax expense (benefit)	(47,399)	(501)	(47,900)	(42,538)	(400)	(42,938)

NET INCOME (LOSS)	$(265,408)	$(1,887)	$(267,295)	$(277,580)	$(1,508)	$(279,088)

COMPREHENSIVE INCOME (LOSS)	$(302,416)	$(1,887)	$(304,303)	$(365,772)	$(1,508)	$(367,280)

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2018
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(74,877)	480	(74,397)
Total revenues	$1,050,841	$480	$1,051,321

INCOME (LOSS) BEFORE TAXES	$(7,131)	$480	$(6,651)
Income tax expense (benefit)	5,041	101	5,142

NET INCOME (LOSS)	$(12,172)	$379	$(11,793)

COMPREHENSIVE INCOME (LOSS)	$(63,356)	$379	$(62,977)

CONSOLIDATED STATEMENTS OF	Year Ended December 31, 2018			Year Ended December 31, 2017
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$5,025,824	$(3,391)	$5,022,433	$4,947,301	$(5,062)	$4,942,239
Net income (loss)	(957,667)	(4,517)	(962,184)	78,198	1,672	79,870
Balance, end of period	4,070,604	(7,908)	4,062,696	5,025,824	(3,391)	5,022,433
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,044,665	$(7,908)	$5,036,757	$5,412,723	$(3,391)	$5,409,332

CONSOLIDATED STATEMENTS OF	Six Months Ended June 30, 2019			Three Months Ended March 31, 2019
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, January 1	$4,070,604	$(7,908)	$4,062,696	$4,070,604	$(7,908)	$4,062,696
Net income (loss)	251,226	382	251,608	251,226	382	251,608
Balance, March 31	4,321,830	(7,524)	4,314,306	4,321,830	(7,524)	4,314,306
Net income (loss)	281,904	(982)	280,922
Balance, June 30	4,603,734	(8,507)	4,595,227
TOTAL STOCKHOLDER'S EQUITY, June 30	$5,743,746	$(8,507)	$5,735,239	$5,394,126	$(7,524)	$5,386,602

CONSOLIDATED STATEMENTS OF	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$4,750,691	$(4,897)	$4,745,792	$5,025,824	$(3,391)	$5,022,433
Net income (loss)	24,665	(2,699)	21,966	(252,915)	(4,207)	(257,122)
Balance, end of period	4,775,356	(7,597)	4,767,758	4,775,356	(7,597)	4,767,758
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,066,243	$(7,597)	$5,058,645	$5,066,243	$(7,597)	$5,058,645

CONSOLIDATED STATEMENTS OF	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$5,016,099	$(3,011)	$5,013,087	$5,025,824	$(3,391)	$5,022,433
Net income (loss)	(265,408)	(1,887)	(267,295)	(277,580)	(1,508)	(279,088)
Balance, end of period	4,750,691	(4,897)	4,745,792	4,750,691	(4,897)	4,745,792
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,047,046	$(4,897)	$5,042,149	$5,047,046	$(4,897)	$5,042,149

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2018
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, beginning of period	$5,025,824	$(3,391)	$5,022,433
Net income (loss)	(12,172)	379	(11,793)
Balance, end of period	5,016,099	(3,011)	5,013,087
TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$5,349,415	$(3,011)	$5,346,404

CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(957,667)	$(4,517)	$(962,184)	$78,198	$1,672	$79,870
Decrease (increase) in funds held by reinsureds, net	(26,680)	5,717	(20,963)	(90,410)	(2,116)	(92,526)
Decrease (increase) in income taxes	(291,528)	(1,200)	(292,728)	(250,118)	444	(249,674)

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2019			Three Months Ended March 31, 2019
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$533,130	$(600)	$532,530	$251,226	$382	$251,608
Decrease (increase) in funds held by reinsureds, net	(14,688)	759	(13,929)	(13,877)	(484)	(14,361)
Decrease (increase) in income taxes	214,830	(159)	214,671	94,631	102	94,733

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended September 30, 2018			Six Months Ended June 30, 2018
	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(252,915)	$(4,207)	$(257,122)	$(277,580)	$(1,508)	$(279,088)
Decrease (increase) in funds held by reinsureds, net	(22,523)	5,325	(17,198)	(13,233)	1,908	(11,326)
Decrease (increase) in income taxes	11,069	(1,118)	9,951	4,652	(400)	4,252

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2018
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,172)	$379	$(11,793)
Decrease (increase) in funds held by reinsureds, net	136,342	(480)	135,862
Decrease (increase) in income taxes	52,369	101	52,470

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2019

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$768,374	$777,515	$777,515
State, municipalities and political subdivisions	506,347	535,911	535,911
Foreign government securities	646,149	658,007	658,007
Foreign corporate securities	935,640	957,758	957,758
Public utilities	100,728	103,659	103,659
All other corporate bonds	3,429,829	3,475,879	3,475,879
Mortgage - backed securities
Commercial	311,961	329,049	329,049
Agency residential	625,612	644,687	644,687
Non-agency residential	1,638	1,638	1,638
Redeemable preferred stock	8,147	7,976	7,976
Total fixed maturities-available for sale	7,334,425	7,492,079	7,492,079
Fixed maturities - available for sale, at fair value	3,966	5,826	5,826
Equity securities at fair value(1)	642,240	764,049	764,049
Short-term investments	279,824	279,879	279,879
Other invested assets	1,020,766	1,020,766	1,020,766
Other invested assets, at fair value (1)	1,773,214	1,982,582	1,982,582
Cash	411,122	411,122	411,122
Total investments and cash	$11,465,557	$11,956,303	$11,956,303

(Some amounts may not reconcile due to rounding.)

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensiveincome.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share amounts and par value per share)	2019	2018
ASSETS:
Fixed maturities - available for sale, at market value	$1,750	$13,750
(amortized cost: 2019, $1,750; 2018, $13,390)
Equity securities - available for sale, at fair value	75,585	53,401
Other invested assets	56,909	59,979
Other invested assets, at fair value	1,982,582	1,717,336
Short-term investments	20,514	4,111
Cash	10,384	10,609
Total investments and cash	2,147,724	1,859,186
Investment in subsidiaries, at equity in the underlying net assets	4,580,852	4,318,223
Note receivable - affiliated	10,000	-
Accrued investment income	573	19
Advances to affiliates	(39)	(72)
Other assets	162	32
TOTAL ASSETS	6,739,272	6,177,388

LIABILITIES:
Senior notes due 6/1/2044	$397,074	$396,954
Long term notes due 5/1/2067	236,758	236,659
Note payable - affiliated	-	300,000
Accrued interest on debt and borrowings	2,878	3,093
Income taxes	243,062	202,443
Due to affiliates	1,016	544
Other liabilities	1,059	938
Total liabilities	881,847	1,140,631

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2019 and 2018)	-	-
Additional paid-in capital	1,100,678	1,100,315
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $16,997 at 2019 and ($33,506) at 2018	64,324	(126,254)
Retained earnings	4,692,423	4,062,696
Total stockholder's equity	5,857,425	5,036,757
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	6,739,272	6,177,388

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
REVENUES:
Net investment income	$34,970	$38,951	$34,813
Net investment income - Affiliated	412	4,085	4,300
Net realized capital gains (losses)	274,110	(87,267)	81,027
Other income (expense)	524	(6,085)	1,819
Net income (loss) of subsidiaries	370,084	(906,211)	(124,269)
Total revenues	680,100	(956,527)	(2,310)

EXPENSES:
Interest expense	34,931	30,611	31,183
Corporate expense	6,810	6,337	5,233
Total expenses	41,741	36,948	36,416

INCOME (LOSS) BEFORE TAXES	638,359	(993,475)	(38,726)
Income tax expense (benefit)	8,632	(31,291)	(118,596)

NET INCOME (LOSS)	$629,727	$(962,184)	$79,870

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	175,482	(92,966)	(10,536)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	5,080	2,021	2,303
Total URA(D) on securities arising during the period	180,562	(90,945)	(8,233)

Foreign currency translation adjustments	17,153	(36,431)	37,427

Benefit plan actuarial net gain (loss) for the period	(12,591)	(510)	1,027
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	5,453	5,021	5,477
Total benefit plan net gain (loss) for the period	(7,138)	4,511	6,504
Total other comprehensive income (loss), net of tax	190,577	(122,865)	35,698

COMPREHENSIVE INCOME (LOSS)	$820,304	$(1,085,049)	$115,568

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$629,727	$(962,184)	$79,870
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(370,084)	906,211	124,269
Dividends received from subsidiary	300,000	90,000	-
Increase (decrease) in income taxes	40,695	4,687	(113,329)
Change in equity adjustments in limited partnerships	2,468	(2,617)	(121)
Change in other assets and liabilities, net	(16,615)	(20,450)	28,928
Amortization of bond premium (accrual of bond discount)	13	370	450
Net realized capital losses (gains)	(274,110)	87,267	(81,027)
Net cash provided by (used in) operating activities	312,094	103,284	39,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	15,174	(1,383,659)	741
Proceeds from fixed maturities matured/called - available for sale, at market value	-	9,385	6,612
Proceeds from fixed maturities sold - available for sale, at market value	12,000	96,836	7,189
Proceeds from equity maturities sold - available for sale, at fair value	18,905	182,552	37,634
Distributions from other invested assets	389,200	1,401,606	132,064
Cost of fixed maturities acquired - available for sale, at market value	-	(13,510)	(24,058)
Cost of equity securities acquired - available for sale, at fair value	(32,597)	(39,449)	(54,605)
Cost of other invested assets acquired	(388,598)	(1,407,352)	(152,446)
Net change in short-term investments	(16,403)	396	8,506
Net change in unsettled securities transaction	-	(99)	(604)
Proceeds from repayment (cost of issuance) of note receivable, affiliated	(10,000)	250,000	-
Net cash provided by (used in) investing activities	(12,319)	(903,294)	(38,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from parent	-	500,324	-
Proceeds from issuance (cost of repayment) for note payable, affiliated	(300,000)	300,000	-
Net cash provided by (used in) financing activities	(300,000)	800,324	-

Net increase (decrease) in cash	(225)	314	73
Cash, beginning of period	10,609	10,295	10,222
Cash, end of period	$10,384	$10,609	$10,295

Non-cash financing transaction:
Equity value of non-cash capital contribution of affiliate from
parent, net of cash held by affiliate	$-	$211,928	$-
Non-cash contribution from parent	-	221	598
Non-cash contribution to subsidiaries	-	(221)	(598)

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

1)    The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Everest Reinsurance Holdings, Inc. and its Subsidiaries.

2)    The Senior Notes and Long-Term Subordinated Notes presented in Notes 5 and 6 are direct obligations of the Registrant.

3)    Everest Re Group, Ltd., the parent company, entered into a $250,000 thousand long term promissory note agreement with Everest Reinsurance Holdings, Inc. as of December 31, 2014.  The note was scheduled to mature on December 31, 2023 but was repaid in December 2018.

4)    Effective December 31, 2018, Everest Reinsurance Holdings, Inc. entered into a $300,000 thousand long-term promissory note agreement with Everest Reinsurance (Bermuda) Ltd., an affiliated entity.  The note was scheduled to mature on December 31, 2023 but was repaid in May, 2019. This transaction is presented as a Note Payable – Affiliated in the condensed balance sheet of Everest Reinsurance Holdings, Inc. as of December 31, 2018.

5)    Effective February 19, 2019, Everest Reinsurance Holdings, Inc. entered into a $10,000 thousand long term promissory note with Everest Indemnity Insurance Company, an affiliated entity. The note will mature on February 19, 2049 and has an interest rate of 4.8% that will be paid annually. This transaction is presented as a Note Receivable – Affiliated in the condensed balance sheet of Everest Reinsurance Holdings as of December 31, 2019.

6)    In December, 2015, Holdings transferred the 9,719,971 Common Shares of Group, which it held as other invested assets, at fair value, valued at $1,773,214 thousand, to Preferred Holdings, an affiliated entity and subsidiary of Group, in exchange for 1,773.214 preferred shares of Preferred Holdings with a $1,000 thousand par value and 1.75% annual dividend rate.  After the exchange, Holdings no longer holds any shares or has any ownership interest in Group.

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
As of and for the year ended December 31, 2019
Domestic	$329,904	$7,461,870	$1,830,396	$4,061,992	$318,914	$2,660,535	$946,038	$309,665	$4,262,373
International	58,333	2,747,649	368,536	1,427,043	37,298	1,168,587	324,015	41,236	1,512,576
Total	$388,238	$10,209,519	$2,198,932	$5,489,035	$356,211	$3,829,122	$1,270,053	$350,901	$5,774,949

As of and for the year ended December 31, 2018
Domestic	$304,513	$7,908,776	$1,575,931	$3,432,598	$279,415	$3,790,089	$786,186	$255,686	$3,605,274
International	49,117	2,258,242	250,937	1,406,460	34,966	1,020,929	355,528	37,661	1,426,588
Total	$353,630	$10,167,018	$1,826,868	$4,839,058	$314,381	$4,811,018	$1,141,714	$293,347	$5,031,862

As of and for the year ended December 31, 2017
Domestic	$260,706	$7,070,895	$1,352,987	$1,447,273	$253,852	$1,416,998	$108,989	$218,595	$2,108,449
International	47,035	2,272,133	254,635	502,322	32,407	622,753	101,936	36,291	615,395
Total	$307,741	$9,343,028	$1,607,622	$1,949,595	$286,259	$2,039,751	$210,925	$254,886	$2,723,844

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV - REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2019
Total property and liability
insurance premiums earned	$2,255,387	$1,193,359	$4,427,006	$5,489,034	$80.7%

December 31, 2018
Total property and liability
insurance premiums earned	$1,903,576	$1,512,380	$4,447,862	$4,839,058	$91.9%

December 31, 2017
Total property and liability
insurance premiums earned	$1,655,023	$3,548,264	$3,842,836	$1,949,595	$197.1%