Form 10-Q
period 2020-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2020-05-15
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

YES   ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2020
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents

Form 10-Q

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except share amounts and par value per share)	2020	2019
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value (amortized cost: 2020, $7,539,624; 2019, $7,334,425 allowances for credit losses: 2020, $12,099; 2019, $0)	$7,496,815	$7,492,079
Fixed maturities - available for sale, at fair value	4,703	5,826
Equity securities, at fair value	578,531	764,049
Short-term investments (cost: 2020, $324,861; 2019, $279,824)	324,874	279,879
Other invested assets (cost: 2020, $1,026,409; 2019, $1,020,766)	1,026,409	1,020,766
Other invested assets, at fair value	2,425,061	1,982,582
Cash	385,974	411,122
Total investments and cash	12,242,367	11,956,303
Note Receivable - affiliated	300,000	300,000
Accrued investment income	56,964	54,383
Premiums receivable	1,419,662	1,337,344
Reinsurance receivables - unaffiliated	1,354,520	1,318,820
Reinsurance receivables - affiliated	2,981,436	3,125,269
Income taxes	76,787	65,793
Funds held by reinsureds	247,444	228,297
Deferred acquisition costs	414,953	388,238
Prepaid reinsurance premiums	381,953	413,612
Other assets	554,683	518,127
TOTAL ASSETS	$20,030,769	19,706,186

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,271,222	$10,209,519
Unearned premium reserve	2,307,999	2,198,932
Funds held under reinsurance treaties	39,649	41,233
Other net payable to reinsurers	349,121	267,367
Losses in course of payment	71,107	70,541
Senior notes due 6/1/2044	397,104	397,074
Long term notes due 5/1/2067	235,083	236,758
Accrued interest on debt and borrowings	7,571	2,878
Unsettled securities payable	45,797	25,230
Other liabilities	309,387	399,229
Total liabilities	14,034,040	13,848,761

Commitments and Contingencies (Note 6)	-	-

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2019 and 2018)	-	-
Additional paid-in capital	1,100,781	1,100,678
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of ($29,426) at 2020 and $16,977 at 2019	(114,027)	64,324
Retained earnings	5,009,975	4,692,423
Total stockholder's equity	5,996,729	5,857,425
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,030,769	$19,706,186

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
	(unaudited)
REVENUES:
Premiums earned	$1,494,005	$1,270,454
Net investment income	74,201	84,534
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(12,099)	-
Other-than-temporary impairments on fixed maturity securities	-	(2,290)
Other net realized capital gains (losses)	268,966	137,346
Total net realized capital gains (losses)	256,867	135,056
Other income (expense)	(4,498)	(730)
Total revenues	1,820,575	1,489,314

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,029,513	796,096
Commission, brokerage, taxes and fees	323,104	288,218
Other underwriting expenses	101,208	78,382
Corporate expenses	3,721	1,651
Interest, fee and bond issue cost amortization expense	7,460	9,828
Total claims and expenses	1,465,006	1,174,175

INCOME (LOSS) BEFORE TAXES	355,569	315,139
Income tax expense (benefit)	38,924	63,531

NET INCOME (LOSS)	$316,645	$251,608

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(177,524)	88,449
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	27,886	(1,016)
Total URA(D) on securities arising during the period	(149,638)	87,433

Foreign currency translation adjustments	(29,633)	9,564

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	920	1151
Total benefit plan net gain (loss) for the period	920	1,151
Total other comprehensive income (loss), net of tax	(178,351)	98,148

COMPREHENSIVE INCOME (LOSS)	$138,294	$349,756

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2020	2019
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,100,678	$1,100,315
Share-based compensation plans	103	87
Balance, March 31	1,100,781	1,100,402

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	64,324	(126,254)
Net increase (decrease) during the period	(178,351)	98,148
Balance, March 31	(114,027)	(28,106)

RETAINED EARNINGS:
Balance, January 1	4,692,423	4,062,696
Change to beginning balance due to adoption of ASU 2016-13	907	-
Net income (loss)	316,645	251,608
Balance, March 31	5,009,975	4,314,306

TOTAL STOCKHOLDER'S EQUITY, March 31	$5,996,729	$5,386,602

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$316,645	$251,608
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(88,422)	(104,944)
Decrease (increase) in funds held by reinsureds, net	(20,983)	(14,361)
Decrease (increase) in reinsurance receivables	97,388	(63,291)
Decrease (increase) in income taxes	35,413	94,733
Decrease (increase) in prepaid reinsurance premiums	30,259	(2,163)
Increase (decrease) in reserve for losses and loss adjustment expenses	106,144	(3,035)
Increase (decrease) in unearned premiums	112,401	123,901
Increase (decrease) in other net payable to reinsurers	84,561	(61,808)
Increase (decrease) in losses in course of payment	976	(78,061)
Change in equity adjustments in limited partnerships	6,063	(7,836)
Distribution of limited partnership income	9,486	7,162
Change in other assets and liabilities, net	(76,651)	44,139
Non-cash compensation expense	7,528	7,551
Amortization of bond premium (accrual of bond discount)	1,385	(366)
Net realized capital (gains) losses	(256,867)	(135,056)
Net cash provided by (used in) operating activities	365,327	58,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	257,000	184,894
Proceeds from fixed maturities sold - available for sale, at market value	164,244	1,603,889
Proceeds from equity securities sold - at fair value	204,161	69,238
Distributions from other invested assets	76,391	43,469
Cost of fixed maturities acquired - available for sale, at market value	(713,474)	(1,522,903)
Cost of equity securities acquired - at fair value	(167,914)	(146,335)
Cost of other invested assets acquired	(101,663)	(89,216)
Net change in short-term investments	(45,503)	(283,094)
Net change in unsettled securities transactions	(34,793)	19,330
Net cash provided by (used in) investing activities	(361,551)	(120,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(7,425)	(7,464)
Cost of debt repurchase	(1,198)	-
Net cash provided by (used in) financing activities	(8,623)	(7,464)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,301)	2,722

Net increase (decrease) in cash	(25,148)	(67,297)
Cash, beginning of period	411,122	404,522
Cash, end of period	$385,974	$337,225

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$3,558	$(90,148)
Interest paid	2,712	3,049

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2020, and 2019

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

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2020 and 2019 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2019, 2018 and 2017 included in the Company’s most recent Form 10-K filing.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Ultimate actual results could differ, possibly materially, from those estimates. This is particularly true given the fluid and continuing nature of the COVID-19 pandemic.  This is an ongoing event and so is the Company’s evaluation and analysis.  While the Company’s analysis considers all aspects of its operations, it does not take into account legal, regulatory or legislative intervention that could retroactively mandate or expand coverage provisions. Given the uncertainties in the current public health and economic environment, there could be an adverse impact on results for the Property & Casualty industry and the Company for the remainder of the year.  The impact is dependent on the shape and length of the economic recovery.

With recent changes in executive management and organizational structure, the Company manages its reinsurance and insurance operations as autonomous units and key strategic decisions are based on the aggregate operating results and projections for these segments of business.  Accordingly, effective January 1, 2020, the Company revised it reporting segments to Reinsurance Operations and Insurance Operations.  This replaces the previous reported segments of U.S. Reinsurance, International (reinsurance) and Insurance.  The prior year presented segment information has been reformatted to reflect this change.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2020 presentation.

Application of Recently Issued Accounting Standard Changes.

Accounting for Income Taxes.  In December 2019, The Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its financial statements.

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

Accounting for Cloud Computing Arrangement.  In August 2018, FASB issued ASU 2018-15, which outlines accounting for implementation costs of a cloud computing arrangement that is a service contract.  This guidance requires that implementation costs of a cloud computing arrangement that is a service contract must be capitalized and expensed in accordance with the existing provisions provided in Subtopic 350-40 regarding development of internal use software. In addition, any capitalized implementation costs should be amortized over the term of the hosting arrangement.  The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within that annual reporting period. The Company adopted the guidance as of January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial statements.

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

Amortization of Bond Premium.  In March 2017, FASB issued ASU 2017-08 which outlines guidance on the amortization period for premium on callable debt securities.  The new guidance requires that the premium on callable debt securities be amortized through the earliest call date rather than through the maturity date of the callable security.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The Company adopted the guidance effective January 1, 2019. The adoption of ASU 2017-08 did not have a material impact on the Company’s financial statements.

Valuation of Financial Instruments.  In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities.  The carrying value of assets measured at amortized cost will now be presented as the amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account).  Available for sale debt securities will now record credit losses through an allowance for credit losses, which will be limited to the amount by which fair value is below amortized cost.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2019.  The Company adopted the guidance effective January 1, 2020.  The adoption resulted in a cumulative adjustment of $907 thousand in retained earnings, which is disclosed separately within the Consolidated Statements of Shareholders’ Equity.

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

3.  INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which provides guidance on the accounting for fixed maturity securities.  The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit risk issues.  The initial table below presents the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of March 31, 2020 in accordance with ASU 2016-13 guidance.  The second table presents the amortized cost, gross unrealized appreciation/(depreciation), market value and other-than-temporary impairments (“OTTI”) in AOCI as of December 31, 2019, in accordance with previously applicable guidance

	At March 31, 2020
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$771,122	$-	$35,125	$(835)	$805,412
Obligations of U.S. states and political subdivisions	507,155	-	21,733	(4,994)	523,894
Corporate securities	2,903,505	(11,468)	48,755	(128,058)	2,812,734
Asset-backed securities	875,091	-	1,701	(76,674)	800,118
Mortgage-backed securities
Commercial	313,624	-	16,479	(775)	329,328
Agency residential	638,008	-	28,502	(782)	665,728
Non-agency residential	1,090	-	-	(13)	1,077
Foreign government securities	654,644	(70)	28,238	(11,960)	670,852
Foreign corporate securities	875,385	(561)	32,524	(19,676)	887,672
Total fixed maturity securities	$7,539,624	$(12,099)	$213,057	$(243,767)	$7,496,815

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$768,374	$10,128	$(987)	$777,515	$-
Obligations of U.S. states and political subdivisions	506,347	29,651	(87)	535,911	-
Corporate securities	2,777,097	70,898	(26,438)	2,821,557	245
Asset-backed securities	761,607	5,659	(1,309)	765,957	-
Mortgage-backed securities
Commercial	311,961	17,242	(154)	329,049	-
Agency residential	625,612	19,395	(320)	644,687	-
Non-agency residential	1,638	-	-	1,638	-
Foreign government securities	646,149	18,908	(7,050)	658,007	27
Foreign corporate securities	935,640	31,257	(9,139)	957,758	333
Total fixed maturity securities	$7,334,425	$203,138	$(45,484)	$7,492,079	$605

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

	At March 31, 2020		At December 31, 2019
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$617,696	$611,935	$569,506	$563,730
Due after one year through five years	2,878,464	2,885,401	2,919,966	2,963,903
Due after five years through ten years	1,626,513	1,654,400	1,541,695	1,602,642
Due after ten years	589,138	548,828	602,440	620,473
Asset-backed securities	875,091	800,118	761,607	765,957
Mortgage-backed securities
Commercial	313,624	329,328	311,961	329,049
Agency residential	638,008	665,728	625,612	644,687
Non-agency residential	1,090	1,077	1,638	1,638
Total fixed maturity securities	$7,539,624	$7,496,815	$7,334,425	$7,492,079

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(188,407)	$110,909
Fixed maturity securities, other-than-temporary impairment	-	(332)
Change in unrealized appreciation (depreciation), pre-tax	(188,407)	110,577
Deferred tax benefit (expense)	38,769	(23,214)
Deferred tax benefit (expense), other-than-temporary impairment	-	70
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$(149,638)	$87,433

The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or credit related.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company intends to sell the security or is more likely than not to sell the security, the Company records the entire fair value adjustment in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  The amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value.  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. We will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

The Company does not create an allowance for uncollectible interest.  If interest is not received when due, the interest receivable is immediately reversed and no additional interest is accrued. If future interest is received that has not been accrued, it is recorded as income at that time.

Prior to the adoption of ASU 2016-13 effective January 1, 2020, estimated credit losses were recorded as adjustments to the carrying value of the security and any subsequent improvement in market value were recorded through other comprehensive income.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2020 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$-	$-	$9,003	$(835)	$9,003	$(835)
Obligations of U.S. states and political subdivisions	78,392	(4,745)	3,309	(249)	81,701	(4,994)
Corporate securities	1,006,791	(69,967)	117,380	(58,091)	1,124,171	(128,058)
Asset-backed securities	603,807	(68,849)	107,550	(7,825)	711,357	(76,674)
Mortgage-backed securities
Commercial	13,302	(491)	14,094	(284)	27,396	(775)
Agency residential	20,787	(761)	1,872	(21)	22,659	(782)
Non-agency residential	553	(12)	517	(1)	1,070	(13)
Foreign government securities	144,468	(3,758)	38,825	(8,202)	183,293	(11,960)
Foreign corporate securities	207,389	(11,354)	61,954	(8,322)	269,343	(19,676)
Total fixed maturity securities	$2,075,489	$(159,937)	$354,504	$(83,830)	$2,429,993	$(243,767)

	Duration of Unrealized Loss at March 31, 2020 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$102,257	$(3,625)	$56,571	$(7,462)	$158,828	$(11,087)
Due in one year through five years	692,049	(35,783)	130,311	(16,942)	822,360	(52,725)
Due in five years through ten years	491,144	(38,231)	8,969	(1,254)	500,113	(39,485)
Due after ten years	151,590	(12,185)	34,620	(50,041)	186,210	(62,226)
Asset-backed securities	603,807	(68,849)	107,550	(7,825)	711,357	(76,674)
Mortgage-backed securities	34,642	(1,264)	16,483	(306)	51,125	(1,570)
Total fixed maturity securities	$2,075,489	$(159,937)	$354,504	$(83,830)	$2,429,993	$(243,767)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2020 were $2,429,993 thousand and $243,767 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2020, did not exceed 0.1% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $159,937 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and asset backed securities.  Of these unrealized losses, $123,786 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $83,830 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and asset backed securities.  Of these unrealized losses $26,723 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Fixed maturities	$74,088	$67,054
Equity securities	1,592	1,431
Short-term investments and cash	1,570	2,736
Other invested assets
Limited partnerships	6,996	8,055
Dividends from preferred shares of affiliate	7,758	7,758
Other	(13,072)	2,980
Gross investment income before adjustments	78,932	90,014
Funds held interest income (expense)	3,257	2,881
Interest income from Parent	1,282	-
Gross investment income	83,471	92,895
Investment expenses	(9,270)	(8,361)
Net investment income	$74,201	$84,534

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

The Company had contractual commitments to invest up to an additional $880,460 thousand in limited partnerships and private placement loans at March 31, 2020.  These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”).  The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of March 31, 2020, the market value of investments in the facility consolidated within the Company’s balance sheets was $214,344 thousand.

Other invested assets, at fair value, as of March 31, 2020 and December 31, 2019, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Fixed maturity securities, market value:
Allowances for credit losses	$(12,099)	$-
Other-than-temporary impairments	-	(2,290)
Gains (losses) from sales	(20,937)	3,426
Fixed maturity securities, fair value:
Gains (losses) from fair value adjustments	(1,123)	13
Equity securities, fair value:
Gains (losses) from sales	(27,602)	5,044
Gains (losses) from fair value adjustments	(121,669)	77,846
Other invested assets	(2,327)	396
Other invested assets, fair value:
Gains (losses) from fair value adjustments	442,479	50,627
Short-term investment gains (losses)	145	(6)
Total net realized capital gains (losses)	$256,867	$135,056

		Foreign	Foreign
	Corporate	Government	Corporate
	Securities	Securities	Securities	Total

Balance as of December 31, 2019	$-	$-	$-	$-
Provision for credit losses	(11,468)	(70)	(561)	(12,099)

Balance as of March 31, 2020	$(11,468)	$(70)	$(561)	$(12,099)

The Company recorded as net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss) fair value re-measurements, allowances for credit losses per ASU 2016-13 and write-downs in the value of securities deemed to be impaired on an other-than-temporary basis in prior years as displayed in the table above.  The Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Proceeds from sales of fixed maturity securities	$164,244	$1,603,889
Gross gains from sales	1,846	8,104
Gross losses from sales	(22,783)	(4,678)

Proceeds from sales of equity securities	$204,161	$69,238
Gross gains from sales	2,581	5,671
Gross losses from sales	(30,183)	(627)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2020	2019
Gross reserves beginning of period	$10,209,519	$10,167,018
Less reinsurance recoverables	(4,215,348)	(4,697,543)
Net reserves beginning of period	5,994,171	5,469,475
Incurred related to:
Current year	1,026,442	788,837
Prior years	3,071	7,259
Total incurred losses and LAE	1,029,513	796,096
Paid related to:
Current year	138,778	100,676
Prior years	593,482	607,365
Total paid losses and LAE	732,260	708,041

Foreign exchange/translation adjustment and cumulative adjustment due to adoption of ASU 2016-13	(36,673)	7,368

Net reserves end of period	6,254,751	5,564,898
Plus reinsurance recoverables	4,016,471	4,608,571
Gross reserves end of period	$10,271,222	$10,173,469

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $1,026,442 thousand for the three months ended March 31, 2020 and $788,837 thousand for the three months ended March 31, 2019, respectively.  The increase in current year incurred losses in 2020 compared to 2019 was primarily due to $35,700 thousand of incurred losses due to COVID-19 as well as the impact of the increase in premiums earned.

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

The Company’s fixed maturity and equity securities are primarily managed by third party investment asset managers.  The investment asset managers managing publicly traded securities obtain prices from nationally recognized pricing services.  These services seek to utilize market data and observations in their evaluation process.  They use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At March 31, 2020, $881,064 thousand of fixed maturities, market value and $4,703 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $722,948 thousand and all of the $4,703 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $158,116 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.  At December 31, 2019, $702,331 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $610,873 thousand and all of the $5,826 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The remaining Level 3 fixed maturities of $91,458 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2020 and December 31, 2019 of $210,845 thousand and $170,888 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, were categorized as Level 3 at March 31, 2020 and December 31, 2019, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$805,412	$-	$805,412	$-
Obligations of U.S. States and political subdivisions	523,894	-	523,894	-
Corporate securities	2,812,734	-	2,170,301	642,433
Asset-backed securities	800,118	-	561,487	238,631
Mortgage-backed securities
Commercial	329,328	-	329,328	-
Agency residential	665,728	-	665,728	-
Non-agency residential	1,077	-	1,077	-
Foreign government securities	670,852	-	670,852	-
Foreign corporate securities	887,672	-	887,672	-
Total fixed maturities, market value	7,496,815	-	6,615,751	881,064

Fixed maturities, fair value	4,703	-	-	4,703
Equity securities, fair value	578,531	544,056	34,475	-
Other invested assets, fair value	2,425,061	-	-	2,425,061

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2020.

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

In addition, $212,677 thousand and $209,578 thousand of investments within other invested assets on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Corporate	Asset	Foreign		Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total	Securities	Backed Securities	Corporate	Total
Beginning balance	$546,939	$153,641	$1,751	$702,331	$376,250	$-	$7,744	$383,994
Total gains or (losses) (realized/unrealized)
Included in earnings	(214)	4	-	(210)	4,858	-	119	4,977
Included in other comprehensive income (loss)	(3,357)	(15,882)	-	(19,239)	574	-	-	574
Purchases, issuances and settlements	99,064	100,868	(1,751)	198,181	(12,046)	-	(565)	(12,611)
Transfers in and/or (out) of Level 3	-	-	-	-	(2,458)	-	-	(2,458)
Ending balance	$642,432	$238,631	$-	$881,063	$367,178	$-	$7,298	$374,476
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(539)	$-	$-	$(539)	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$5,826	$5,826	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,123)	(1,123)	13	13
Included in other comprehensive income (loss)	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$4,703	$4,703	$2,350	$2,350
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $0 thousand and $(2,458) thousand for the three months ended March 31, 2020 and 2019, respectively.  The transfers during 2019 were related to securities that were priced using investment managers as of December 31, 2018 and were subsequently priced by a recognized pricing service as of March 31, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Other invested assets, fair value:
Beginning balance	$1,982,582	$1,717,336
Total gains or (losses) (realized/unrealized)
Included in earnings	442,479	50,627
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$2,425,061	$1,767,963
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2020	2019
The Prudential	$141,281	$141,703
Unaffiliated life insurance company	33,116	35,082

7.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(223,770)	46,246	$(177,524)
Reclassification of net realized losses (gains) included in net income (loss)	35,364	(7,478)	27,886
Foreign currency translation adjustments	(37,532)	7,899	(29,633)
Reclassification of amortization of net gain (loss) included in net income (loss)	1,165	(245)	920
Total other comprehensive income (loss)	$(224,773)	$46,422	$(178,351)

(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$112,441	$(23,730)	$88,711
URA(D) on securities - OTTI	(332)	70	(262)
Reclassification of net realized losses (gains) included in net income (loss)	(1,532)	516	(1,016)
Foreign currency translation adjustments	12,110	(2,546)	9,564
Reclassification of amortization of net gain (loss) included in net income (loss)	1,457	(306)	1,151
Total other comprehensive income (loss)	$124,144	$(25,996)	$98,148

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Affected line item within the
	March 31,		statements of operations and
AOCI component	2020	2019	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$35,364	$(1,532)	Other net realized capital gains (losses)
	(7,478)	516	Income tax expense (benefit)
	$27,886	$(1,016)	Net income (loss)
Benefit plan net gain (loss)	$1,165	$1,457	Other underwriting expenses
	(245)	(306)	Income tax expense (benefit)
	$920	$1,151	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Beginning balance of URA (D) on securities	$124,612	$(55,950)
Current period change in URA (D) of investments - temporary	(149,638)	87,695
Current period change in URA (D) of investments - non-credit OTTI	-	(262)
Ending balance of URA (D) on securities	(25,025)	31,483

Beginning balance of foreign currency translation adjustments	14,267	(2,886)
Current period change in foreign currency translation adjustments	(29,633)	9,564
Ending balance of foreign currency translation adjustments	(15,367)	6,678

Beginning balance of benefit plan net gain (loss)	(74,556)	(67,418)
Current period change in benefit plan net gain (loss)	920	1,151
Ending balance of benefit plan net gain (loss)	(73,635)	(66,267)

Ending balance of accumulated other comprehensive income (loss)	$(114,027)	$(28,106)

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At March 31, 2020, the total amount on deposit in the trust account was $752,337 thousand.

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

Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events.  The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.  Currently, none of the published insured loss estimates for catastrophe events during the applicable covered periods of the various agreements have exceeded the single event retentions or aggregate retentions under the terms of the agreements that would result in a recovery.

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes (“Series 2014-1 Notes”). The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding.  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes (“Series 2014-2 Notes”). The $450,000 thousand of Series 2014-2 Notes were fully redeemed in November 2019 and are no longer outstanding. On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes) and $300,000 thousand of notes (“Series 2017-2 Notes). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). On December 12, 2019 Kilimanjaro issued $425,000 thousand of notes (“Series 2019-1 Notes”) and $425,000 thousand of notes (“Series 2019-2 Notes’”). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

9.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2020		December 31, 2019
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
Senior notes	06/05/2014	06/01/2044	400,000	$397,104	$454,224	$397,074	$452,848

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Interest expense incurred	$4,868	$4,868

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					March 31, 2020		December 31, 2019
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$235,083	$181,834	$236,758	$233,191

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for February 18, 2020 to May 14, 2020 is 4.08%.

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

The Company repurchased and retired $1,700 thousand of its outstanding long term subordinated notes during the three months ended March 31, 2020.  The Company realized a gain of $502 thousand from the repurchase of the long term subordinated notes.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Interest expense incurred	$2,538	$2,605

11.  FEDERAL HOME LOAN BANK MEMBERSHIP

Effective August 15, 2019, Everest Re became a member of the Federal Home Loan Bank (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets.  As of March 31, 2020, Everest Re had admitted assets of approximately $12,879,681 thousand which provides borrowing capacity of up to approximately $1,287,968 thousand.  Through March 31, 2020, Everest Re had no borrowings through the FHLB.

12.  LEASES

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2020	2019
Lease expense incurred:
Operating lease cost	$7,248	$4,562

	At March 31,	At December 31,
(Dollars in thousands)	2020	2019
Operating lease right of use assets	$148,855	$152,978
Operating lease liabilities	158,350	160,387

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2020	2019
Operating cash flows from operating leases	$(4,357)	$(4,304)

	At March 31,	At December 31,
	2020	2019
Weighted average remaining operating lease term	12.8 years	12.8 years
Weighted average discount rate on operating leases	3.83%	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2020	$13,649
2021	15,844
2022	17,879
2023	17,450
2024	17,438
2025	14,430
Thereafter	111,609
Undiscounted lease payments	208,299
Less: present value adjustment	49,949
Total operating lease liability	$158,350

The amount of operating lease liabilities is not separately presented in the consolidated financial statements but is included in other liabilities.  Disclosures regarding minimum lease payments under previous lease accounting guidance can be found in the Company’s 2018 Form 10-K.

On July 2, 2019, the Company entered into a lease agreement to relocate its corporate offices from Liberty Corner, New Jersey to a corporate complex in Warren, New Jersey.  The new lease, which covers approximately 315,000 square feet of office space, will be effective October 1, 2019 and runs through 2036.  The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year.  The Company expects to relocate the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex by 2021.

13.  SEGMENT REPORTING

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies.  Business is written in the United States as well as through branches in Canada and Singapore.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the United States.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
Reinsurance	March 31,
(Dollars in thousands)	2020	2019
Gross written premiums	$1,308,194	$1,153,111
Net written premiums	1,114,235	975,999

Premiums earned	$1,007,034	$897,278
Incurred losses and LAE	682,707	553,714
Commission and brokerage	260,901	236,965
Other underwriting expenses	29,847	24,056
Underwriting gain (loss)	$33,579	$82,543

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2020	2019
Gross written premiums	$666,771	$531,771
Net written premiums	524,474	416,244

Premiums earned	$486,970	$373,176
Incurred losses and LAE	346,805	242,382
Commission and brokerage	62,203	51,253
Other underwriting expenses	71,361	54,326
Underwriting gain (loss)	$6,601	$25,215

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Underwriting gain (loss)	$40,180	$107,758
Net investment income	74,201	84,534
Net realized capital gains (losses)	256,867	135,056
Corporate expense	(3,721)	(1,651)
Interest, fee and bond issue cost amortization expense	(7,460)	(9,828)
Other income (expense)	(4,498)	(730)
Income (loss) before taxes	$355,569	$315,139

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Canada gross written premiums	$63,637	$39,050

No other country represented more than 5% of the Company’s revenues.

14.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $300,000 thousand long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. The Company recognized interest income related to the this long term note of $1,282 thousand and $0 thousand for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Dividends received on preferred stock of affiliate	$7,758	$7,758

Affiliated Companies

Effective December 31, 2018, Holdings entered into a $300,000 thousand long-term promissory note agreement with Bermuda Re.  The note was repaid in May, 2019.  This transaction was presented as a Note

Payable – Affiliated in the consolidated balance sheets of Holdings as of December 31, 2018.  Interest expense of $0 thousand and $2,303 thousand was recorded by Holdings for the three months ended March 31, 2020 and 2019, respectively.

Effective October 1, 2018, Holdings Ireland made a capital contribution of Global Services, an affiliated entity, to Holdings.  Global Services had an equity value of $227,253 thousand at the time of contribution and that value is classified as additional paid in capital in the Company’s consolidated balance sheets.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2020	2019
Ceded written premiums	$30,500	$51,473
Ceded earned premiums	30,500	52,524
Ceded losses and LAE	(22,159)	11,733

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2020	2019
Ceded written premiums	$-	$-
Ceded earned premiums	-	-
Ceded losses and LAE	22	10

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2020	2019
Assumed written premiums	$236	$-
Assumed earned premiums	39	-
Assumed losses and LAE	1,598	(1,601)

	Three Months Ended
Lloyd's Syndicate 2786	March 31,
(Dollars in thousands)	2020	2019
Assumed written premiums	$(3,031)	$(9,209)
Assumed earned premiums	(2,822)	(18,827)
Assumed losses and LAE	814	(7,918)

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

	Three Months Ended
Mt. Logan Re Segregated Accounts	March 31,
(Dollars in thousands)	2020	2019
Ceded written premiums	$95,350	$63,223
Ceded earned premiums	79,855	44,822
Ceded losses and LAE	37,465	34,623
Assumed written premiums	-	-
Assumed earned premiums	-	-
Assumed losses and LAE	-	-

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Service cost	$4,011	$2,276
Interest cost	2,483	2,930
Expected return on plan assets	(5,197)	(5,016)
Amortization of net (income) loss	1,213	1,601
Settlement charge	-	104
Net periodic benefit cost	$2,510	$1,895

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Service cost	$141	$286
Interest cost	215	295
Amortization of prior service cost	(48)	(144)
Amortization of net (income) loss	-	-
Net periodic benefit cost	$308	$437

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2020 and 2019, respectively.

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

18.   REVISIONS TO FINANCIAL STATEMENTS

In preparing third quarter 2019 financial statements, the Company identified errors in the handling of foreign exchange related to premium funds held from reinsureds.  Although management determined that the impact of the foreign exchange differences were not material to prior period financial statements, the impact of recording the cumulative difference would have significantly impacted results within the third quarter 2019.  As a result, prior period balances have been revised in the applicable financial statements and corresponding footnotes to correct the foreign exchange adjustments.

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

CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended March 31, 2019
AND COMPREHENSIVE INCOME (LOSS):	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(1,214)	484	(730)
Total revenues	$1,488,830	$484	$1,489,314

INCOME (LOSS) BEFORE TAXES	$314,655	$484	$315,139
Income tax expense (benefit)	63,429	102	63,531

NET INCOME (LOSS)	$251,226	$382	$251,608

COMPREHENSIVE INCOME (LOSS)	$349,374	$382	$349,756

CONSOLIDATED STATEMENTS OF	Three Months Ended March 31, 2019
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, January 1	$4,070,604	$(7,908)	$4,062,696
Net income (loss)	251,226	382	251,608
Balance, March 31	4,321,830	(7,524)	4,314,306

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31, 2019
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$251,226	$382	$251,608
Decrease (increase) in funds held by reinsureds, net	(13,877)	(484)	(14,361)
Decrease (increase) in income taxes	94,631	102	94,733

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

The Company competes in the global reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, including underwriting syndicates at Lloyd’s of London and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

The industry is currently dealing with the impacts of a global pandemic, COVID-19.    Globally, many countries have mandated that their citizens remain at home and non-essential businesses have been physically closed.  We have closed our physical offices; however, we have activated our operational resiliency plan across our global footprint and all of our critical operations are functioning effectively from remote locations.  We continue to service and meet the needs of our clients while ensuring the safety and health of our employees and customers.

The pandemic has caused significant volatility in the global financial markets.  Interest rates plummeted, credit spreads widened and the equity markets lost value.  We saw our fixed maturity and equity portfolios decline in value; however, some of the declines reflected in our March 31, 2020 financial statements have already recovered in April.  Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses. Our other invested assets are comprised primarily of limited partnership investments.  The change in limited partnership values are generally recorded on a quarter lag, As a result, the impact on the limited partnership values during the first quarter volatility will not be reflected in our results until the second quarter of 2020.

There will also be a negative impact on the industry underwriting results. With the closing of non-essential businesses, there has been a significant decline in business activity.  To the extent that premiums are based on business activity, there will be a decline in premium volume.  Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location.  For the quarter ended March 31, 2020, our underwriting results include $35.7 million of estimated losses related to the pandemic.  We anticipate this pandemic could have a meaningful impact on our revenue, as well as net and operating income in future quarters as a result of reinsurance and insurance claims due to the pandemic and resulting macro-economic market conditions.

Many regulators have issued moratoriums on the cancellation of policies for the non-payment of premiums and also on non-renewals. We are complying with the various regulatory requests for accommodations to policyholders during this difficult period.  The moratoriums combined with the forced closure of businesses may lead to an increase in uncollectible premium expense.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes.  Rates also appeared to be firming in some of the casualty lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability.  Other casualty lines were experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what will be the impact on pricing conditions but it is likely to change depending on the line of business and geography.

While we are unable to predict the full impact the pandemic will have on the insurance industry as it continues to have a negative impact on the global economy, we are well positioned to continue to service our clients.  Our capital position remains a source of strength, with high quality invested assets, significant liquidity, low financial leverage, and a low operating expense ratio. Our diversified global platform with its broad mix of products, distribution and geography is resilient.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2020	2019	(Decrease)
Gross written premiums	$1,975.0	$1,684.9	17.2%
Net written premiums	1,638.7	1,392.2	17.7%

REVENUES:
Premiums earned	$1,494.0	$1,270.5	17.6%
Net investment income	74.2	84.5	-12.2%
Net realized capital gains (losses)	256.9	135.1	90.2%
Other income (expense)	(4.5)	(0.7)	NM
Total revenues	1,820.6	1,489.3	22.2%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,029.5	796.1	29.3%
Commission, brokerage, taxes and fees	323.1	288.2	12.1%
Other underwriting expenses	101.2	78.4	29.1%
Corporate expense	3.7	1.7	125.4%
Interest, fee and bond issue cost amortization expense	7.5	9.8	-24.1%
Total claims and expenses	1,465.0	1,174.2	24.8%

INCOME (LOSS) BEFORE TAXES	355.6	315.1	12.8%
Income tax expense (benefit)	38.9	63.5	-38.7%
NET INCOME (LOSS)	$316.6	$251.6	25.8%

RATIOS:			Point Change
Loss ratio	68.9%	62.7%	6.2
Commission and brokerage ratio	21.6%	22.7%	(1.1)
Other underwriting expense ratio	6.8%	6.1%	0.7
Combined ratio	97.3%	91.5%	5.8

(Dollars in millions)
Balance sheet data:
Total investments and cash	$12,242.4	$11,956.3	2.4%
Total assets	20,030.8	19,706.2	1.6%
Loss and loss adjustment expense reserves	10,271.2	10,209.5	0.6%
Total debt	632.2	633.8	-0.3%
Total liabilities	14,034.0	13,848.8	1.3%
Stockholder's equity	5,996.7	5,857.4	2.4%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 17.2% to $1,975.0 million for the three months ended March 31, 2020, compared to $1,684.9 million for the three months ended March 31, 2019, reflecting a $135.0 million, or 25.4%, increase in our insurance business and a $155.1 million, or 13.4%, increase in our reinsurance business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty, energy, specialty lines and accident and health. The increase in reinsurance premiums was mainly due to the increase in treaty casualty writings, treaty property business and facultative business. Net written premiums increased by 17.7% to $1,638.7 million for the three months ended March 31, 2020, compared to $1,392.2 million for the three months ended March 31, 2019, which is consistent with the change in gross written premiums. Premiums earned increased by 17.6% to $1,494.0 million for the three months ended March 31, 2020, compared to $1,270.5 million for the three months ended March 31, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased 12.2% to $74.2 million for the three months ended March 31, 2020 compared with net investment income of $84.5 million for the three months ended March 31, 2019.  Net pre-tax investment income as a percentage of average invested assets was 2.6% and 3.1% for the three months ended March 31, 2020 and 2019, respectively. The decrease in income and yield was primarily the result of lower income from other invested assets, partially offset by higher income from our growing fixed maturity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $256.9 million and $135.1 million for the three months ended March 31, 2020 and 2019, respectively.  The net realized capital gains of $256.9 million in 2020 were comprised of $319.7 million of gains from fair value re-measurements, partially offset by $50.7 million of losses from sales of investments and $12.1 million of allowances for credit losses. The net realized capital gains of $135.1 million in 2019 were comprised of $128.5 million of gains from fair value re-measurements and $8.9 million of gains from sales of investments, partially offset by $2.3 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other expense of $4.5 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$996.4	66.7%		$(1.1)	-0.1%		$995.3	66.6%
Catastrophes	30.0	2.0%		4.2	0.3%		34.2	2.3%
Total	$1,026.4	68.7%		$3.1	0.2%		$1,029.5	68.9%
2019
Attritional	$763.8	60.1%		$-	0.0%		$763.8	60.1%
Catastrophes	25.0	2.0%		7.3	0.6%		32.3	2.6%
Total	$788.8	62.1%		$7.3	0.6%		$796.1	62.7%
Variance 2020/2019
Attritional	$232.6	6.6	pts	$(1.1)	(0.1)	pts	$231.5	6.5	pts
Catastrophes	5.0	-	pts	(3.1)	(0.3)	pts	1.9	(0.3)	pts
Total	$237.6	6.6	pts	$(4.2)	(0.4)	pts	$233.4	6.2	pts

Incurred losses and LAE increased by 29.3% to $1,029.5 million for the three months ended March 31, 2020 compared to $796.1 million for the three months ended March 31, 2019, primarily due to an increase of $232.6 million in current year attritional losses, related primarily to $35.7 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. The current year catastrophe losses of $30.0 million for the three months ended March 31, 2020 related to the Nashville tornadoes ($10.0 million), Australia East Coast storms ($10.0 million) and the Australia fires ($10.0 million). The current year catastrophe losses of $25.0 million for the three months ended March 31, 2019 related to the Townsville monsoon in Australia ($25.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $323.1 million for the three months ended March 31, 2020 compared to $288.2 million for the three months ended March 31, 2019. The increase was mainly due to the impact of the increases in premiums earned and changes in affiliated reinsurance agreements.

Other Underwriting Expenses. Other underwriting expenses increased to $101.2 million compared to $78.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase was mainly due to changes in affiliated reinsurance agreements, impact of increases in premium earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $3.7 million from $1.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase was mainly due to higher incentive compensation costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $7.5 million and $9.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in expense was primarily due to interest expense on the $300.0 million affiliated loan agreement with Bermuda Re in 2019 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 4.1% as of March 31, 2020 compared to 5.1% as of March 31, 2019.

Income Tax Expense (Benefit).  We had an income tax expense of $38.9 million and $63.5 million for the three months ended March 31, 2020 and 2019, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions.  The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to estimated incurred losses from the COVID-19 pandemic and the impact from the Coronavirus Aid, Relief and Economic Securities Act (“the CARES Act”).

The CARES Act was passed by Congress and signed into law by the President on March 27, 2020 in response to the COVID-19 pandemic.  Among the provisions of the CARES Act was a special tax provision which allows companies to elect to carryback five years net operating losses incurred in the 2018, 2019 and/or 2020 tax years.  The Tax Cuts and Jobs Act of 2017 had eliminated net operating loss carrybacks for most companies. The Company determined that the special 5 year loss carryback tax provision provided a tax benefit of $31.0 million which it recorded in the quarter ended March 31, 2020.

Net Income (Loss).

Our net income was $316.6 million and $251.6 million, for the three months ended March 31, 2020 and 2019 respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 5.8 points to 97.3% for the three months ended March 31, 2020 compared to 91.5% for the three months ended March 31, 2019. The loss ratio component increased by 6.2 points in 2020 over the same period last year mainly due to $35.7 million of losses, 2.4 points, related to the COVID-19 pandemic and changes in affiliated reinsurance agreements. The commission and brokerage ratio component decreased to 21.6% for the three months ended March 31, 2020 compared to 22.7% for the three months ended March 31, 2019, reflecting changes in affiliated reinsurance agreements and changes in the mix of business. The other underwriting expense ratio increased to 6.8% for the three months ended March 31, 2020 from 6.1% for the three months ended March 31, 2019, mainly due to the impact of changes in affiliated reinsurance contracts.

Stockholder's Equity.

Stockholder’s equity increased by $139.3 million to $5,996.7 million at March 31, 2020 from $5,857.4 million at December 31, 2019, principally as a result of $316.6 million of net income, $0.9 million of net benefit plan obligation adjustments and $0.9 million of cumulative adjustment from the adoption of ASU-2016-13, partially offset by $149.6 million of net unrealized depreciation on investments, net of tax, and $29.6 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased by 12.2% to $74.2 million for the three months ended March 31, 2020 compared to $84.5 million for the three months ended March 31, 2019. The decrease in 2020 was primarily due to lower income from other invested assets, partially offset by higher income from our growing fixed maturity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Fixed maturities	$74.1	$67.1
Equity securities	1.6	1.4
Short-term investments and cash	1.6	2.7
Other invested assets
Limited partnerships	7.0	8.1
Dividends from preferred shares of affiliate	7.8	7.8
Other	(13.1)	3.0
Gross investment income before adjustments	79.0	90.0
Funds held interest income (expense)	3.2	2.9
Interest income from Parent	1.3	-
Gross investment income	83.5	92.9
Investment expenses	9.3	(8.4)
Net investment income	$74.2	$84.5

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2020	2019
Imbedded pre-tax yield of cash and invested assets	3.5%	3.5%
Imbedded after-tax yield of cash and invested assets	2.8%	2.8%

	Three Months Ended
	March 31,
	2020	2019
Annualized pre-tax yield on average cash and invested assets	2.6%	3.1%
Annualized after-tax yield on average cash and invested assets	2.1%	2.5%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$1.8	$8.1	$(6.3)
Losses	(22.8)	(4.7)	(18.1)
Total	(21.0)	3.4	(24.4)
Equity securities, fair value
Gains	2.6	5.7	(3.1)
Losses	(30.2)	(0.6)	(29.6)
Total	(27.6)	5.1	(32.7)
Other invested assets
Gains	3.0	0.4	2.6
Losses	(5.4)	-	(5.4)
Total	(2.4)	0.4	(2.8)
Short Term Investments:
Gains	0.1	-	0.1
Losses	-	-	-
Total	0.1	-	0.1
Total net realized gains (losses) from sales
Gains	7.5	14.2	(6.7)
Losses	(58.4)	(5.3)	(53.1)
Total	(50.7)	8.9	(59.6)

Allowances for credit losses:	(12.1)	-	(12.1)

Other than temporary impairments:	-	(2.3)	2.3

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(1.1)	-	(1.1)
Equity securities, fair value	(121.7)	77.8	(199.5)
Other invested assets, fair value	442.5	50.6	391.9
Total	319.7	128.5	191.2

Total net realized gains (losses)	$256.9	$135.1	$121.8

(Some amounts may not reconcile due to rounding.)

Net Realized Capital Gains (Losses). Net realized capital gains were $256.9 million and $135.1 million for the three months ended March 31, 2020 and 2019, respectively. The net realized capital gains of $256.9 million for the three months ended March 31, 2020, were comprised of $319.7 million of gains from fair value re-measurements, partially offset by $50.7 million of losses from sales of investments and $12.1 million of allowances for credit losses. The net realized capital gains of $135.1 million for the three months ended March 31, 2019, were comprised of $128.5 million of gains from fair value re-measurements and $8.9 million of net gains from sales of investments, partially offset by $2.3 million of other-than-temporary impairments.

Segment Results.

The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies.  Business is written in the United States as well as through branches in Canada and Singapore.  The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the United States.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Variance	% Change
Gross written premiums	$1,308.2	$1,153.1	$155.1	13.5%
Net written premiums	1,114.2	976.0	138.2	14.2%

Premiums earned	$1,007.0	$897.3	$109.7	12.2%
Incurred losses and LAE	682.7	553.7	129.0	23.3%
Commission and brokerage	260.9	237.0	23.9	10.1%
Other underwriting expenses	29.8	24.1	5.7	23.7%
Underwriting gain (loss)	$33.6	$82.5	$(48.9)	-59.3%

				Point Chg
Loss ratio	67.8%	61.7%		6.1
Commission and brokerage ratio	25.9%	26.4%		(0.5)
Other underwriting ratio	3.0%	2.7%		0.3
Combined ratio	96.7%	90.8%		5.9

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 13.5% to $1,308.2 million for the three months ended March 31, 2020 from $1,153.1 million for the three months ended March 31, 2019 primarily due to increases in casualty writings and treaty property business. Net written premiums increased by 14.2% to $1,114.2 million for the three months ended March 31, 2020 compared to $976.0 million for the three months ended March 31, 2019, which is consistent with the change in gross written premiums. Premiums earned increased 12.2% to $1,007.0 million for the three months ended March 31, 2020 compared to $897.3 million for the three months ended March 31, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$654.7	65.0%		$(0.6)	-0.1%		$654.0	64.9%
Catastrophes	24.5	2.4%		4.2	0.4%		28.7	2.8%
Total segment	$679.2	67.4%		$3.5	0.3%		$682.7	67.8%
2019
Attritional	$522.1	58.2%		$-	0.0%		$522.1	58.2%
Catastrophes	25.0	2.8%		6.7	0.7%		31.7	3.5%
Total segment	$547.1	61.0%		$6.7	0.7%		$553.7	61.7%
Variance 2020/2019
Attritional	$132.6	6.8	pts	$(0.6)	(0.1)	pts	$131.9	6.7	pts
Catastrophes	(0.5)	(0.4)	pts	(2.5)	(0.3)	pts	(3.0)	(0.7)	pts
Total segment	$132.1	6.4	pts	$(3.1)	(0.4)	pts	$129.0	6.1	pts

Incurred losses increased by 23.3% to $682.7 million for the three months ended March 31, 2020 compared to $553.7 million for the three months ended March 31, 2019.  The increase was primarily due to an increase of $132.6 million in current year attritional losses, primarily related to $20.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. The current year catastrophe losses of $24.5 million for the three months ended March 31, 2020 primarily related to Australia East Coast storms ($10.0 million), Australia fires (10.0 million) and the Nashville tornadoes ($4.5 million). The $25.0 million of current year catastrophe losses for the three months ended March 31, 2019 related to the Townsville monsoon in Australia ($25.0 million).

Segment Expenses.  Commission and brokerage increased to $260.9 million for the three months ended March 31, 2020 compared to $237.0 million for the three months ended March 31, 2019. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $29.8 million for the three months ended March 31, 2020 from $24.1 million for the three months ended March 31, 2019, mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Variance	% Change
Gross written premiums	$666.8	$531.8	$135.0	25.4%
Net written premiums	524.5	416.2	108.3	26.0%

Premiums earned	$487.0	$373.2	$113.8	30.5%
Incurred losses and LAE	346.8	242.4	104.4	43.1%
Commission and brokerage	62.2	51.3	10.9	21.2%
Other underwriting expenses	71.4	54.3	17.1	31.5%
Underwriting gain (loss)	$6.6	$25.2	$(18.6)	-73.8%

				Point Chg
Loss ratio	71.2%	65.0%		6.2
Commission and brokerage ratio	12.8%	13.7%		(0.9)
Other underwriting ratio	14.6%	14.5%		0.1
Combined ratio	98.6%	93.2%		5.4

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 25.4% to $666.8 million for the three months ended March 31, 2020 compared to $531.8 million for the three months ended March 31, 2019.  This increase was related to most lines of business including casualty, property, energy, specialty lines and accident and health.  Net written premiums increased by 26.0% to $524.5 million for the three months ended March 31, 2020 compared to $416.2 million for the three months ended March 31, 2019, which is consistent with the change in gross written premiums. Premiums earned increased 30.5% to $487.0 million for the three months ended March 31, 2020 compared to $373.2 million for the three months ended March 31, 2019. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$341.8	70.2%		$(0.5)	-0.1%		$341.3	70.1%
Catastrophes	5.5	1.1%		-	0.0%		5.5	1.1%
Total segment	$347.3	71.3%		$(0.5)	-0.1%		$346.8	71.2%
2019
Attritional	$241.8	64.8%		$-	0.0%		$241.8	64.8%
Catastrophes	-	0.0%		0.6	0.2%		0.6	0.2%
Total segment	$241.8	64.8%		$0.6	0.2%		$242.4	65.0%
Variance 2020/2019
Attritional	$100.0	5.4	pts	$(0.5)	(0.1)	pts	$99.5	5.3	pts
Catastrophes	5.5	1.1	pts	(0.6)	(0.2)	pts	4.9	0.9	pts
Total segment	$105.5	6.5	pts	$(1.1)	(0.3)	pts	$104.4	6.2	pts

Incurred losses and LAE increased by 43.1% to $346.8 million for the three months ended March 31, 2020 compared to $242.4 million for the three months ended March 31, 2019, mainly due to an increase of $100.0 million in current year attritional losses, resulting from $15.7 million of losses from the COVID-19 pandemic, the impact of the increase in premiums earned and an increase of $5.5 million in current year catastrophe losses.  The current year catastrophe losses for the three months ended March 31, 2020 of $5.5 million related to the Nashville tornadoes ($5.5 million). There were no catastrophe losses for the three months ended March 31, 2019.

Segment Expenses.  Commission and brokerage increased to $62.2 million for the three months ended March 31, 2020 compared to $51.3 million for the three months ended March 31, 2019. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $71.4 million for the three months ended March 31, 2020 compared to $54.3 million for the three months ended March 31, 2019. The increase was mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $12.2 billion investment portfolio, at March 31, 2020, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $996.1 million of mortgage-backed securities in the $7,501.5 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $324.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2020
(Dollars in millions)	-200	-100	-	100	200
Total Market/Fair Value	$8,362.9	$8,094.7	$7,826.4	$7,558.0	$7,289.9
Market/Fair Value Change from Base (%)	6.9%	3.4%	0.0%	-3.4%	-6.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$423.8	$211.9	$-	$(212.0)	$(423.8)

We had $10,271.2 million and $10,209.5 million of gross reserves for losses and LAE as of March 31, 2020 and December 31, 2019, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$462.8	$520.7	$578.5	$636.4	$694.2
After-tax Change in Fair/Market Value	(91.4)	(45.7)	-	45.7	91.4

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

SAFE HARBOR DISCLOSURE

This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”.  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the CARES Act, the impact of the TCJA, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic and pandemic events on our financial statements and the ability of our subsidiaries to pay dividends.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, “Risk Factors” in the Company’s most recent 10-K filing.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Craig Howie

32.1	Section 906 Certification of Juan C. Andrade and Craig Howie

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 15, 2020