Form 10-Q
period 2020-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2020-08-14
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

YES   ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2020
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents

Form 10-Q

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts and par value per share)	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value (amortized cost: 2020, $7,657,782; 2019, $7,334,425 allowances for credit losses: 2020, $19,925; 2019, $0)	$7,919,377	$7,492,079
Fixed maturities - available for sale, at fair value	4,431	5,826
Equity securities, at fair value	789,819	764,049
Short-term investments (cost: 2020, $588,983; 2019, $279,824)	588,693	279,879
Other invested assets (cost: 2020, $1,033,457; 2019, $1,020,766)	1,033,457	1,020,766
Other invested assets, at fair value	1,786,003	1,982,582
Cash	445,617	411,122
Total investments and cash	12,567,397	11,956,303
Note Receivable - affiliated	300,000	300,000
Accrued investment income	62,738	54,383
Premiums receivable	1,479,774	1,337,344
Reinsurance receivables - unaffiliated	1,380,469	1,318,820
Reinsurance receivables - affiliated	2,823,553	3,125,269
Income taxes	86,402	65,793
Funds held by reinsureds	242,611	228,297
Deferred acquisition costs	383,855	388,238
Prepaid reinsurance premiums	396,556	413,612
Other assets	557,699	518,127
TOTAL ASSETS	$20,281,054	19,706,186

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,383,323	$10,209,519
Unearned premium reserve	2,286,856	2,198,932
Funds held under reinsurance treaties	42,380	41,233
Other net payable to reinsurers	354,900	267,367
Losses in course of payment	188,853	70,541
Senior notes due 6/1/2044	397,134	397,074
Long term notes due 5/1/2067	223,625	236,758
Accrued interest on debt and borrowings	2,368	2,878
Unsettled securities payable	67,485	25,230
Other liabilities	350,558	399,229
Total liabilities	14,297,482	13,848,761

Commitments and Contingencies (Note 6)	-	-

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2020 and 2019)	-	-
Additional paid-in capital	1,100,882	1,100,678
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $38,126 at 2020 and $16,977 at 2019	143,308	64,324
Retained earnings	4,739,382	4,692,423
Total stockholder's equity	5,983,572	5,857,425
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$20,281,054	$19,706,186

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,538,960	$1,375,623	$3,032,965	$2,646,077
Net investment income	35,153	90,709	109,354	175,243
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(7,826)	-	(19,925)	-
Other-than-temporary impairments on fixed maturity securities	-	(4,929)	-	(7,219)
Other net realized capital gains (losses)	(471,534)	147,492	(202,568)	284,838
Total net realized capital gains (losses)	(479,360)	142,563	(222,493)	277,619
Other income (expense)	(5,122)	(5,055)	(9,620)	(5,785)
Total revenues	1,089,631	1,603,840	2,910,206	3,093,154

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	975,832	843,222	2,005,345	1,639,318
Commission, brokerage, taxes and fees	355,699	316,775	678,803	604,993
Other underwriting expenses	94,131	83,351	195,339	161,733
Corporate expenses	3,514	2,519	7,235	4,170
Interest, fee and bond issue cost amortization expense	6,922	9,684	14,382	19,512
Total claims and expenses	1,436,098	1,255,551	2,901,104	2,429,726

INCOME (LOSS) BEFORE TAXES	(346,467)	348,289	9,102	663,428
Income tax expense (benefit)	(75,874)	67,367	(36,950)	130,898

NET INCOME (LOSS)	$(270,593)	$280,922	$46,052	$532,530

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	243,550	68,095	66,026	156,544
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	3,543	5,858	31,429	4,842
Total URA(D) on securities arising during the period	247,093	73,953	97,455	161,386

Foreign currency translation adjustments	8,436	(7,475)	(21,197)	2,089

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,806	1,151	2,726	2,302
Total benefit plan net gain (loss) for the period	1,806	1,151	2,726	2,302
Total other comprehensive income (loss), net of tax	257,335	67,629	78,984	165,777

COMPREHENSIVE INCOME (LOSS)	$(13,258)	$348,551	$125,036	$698,307

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2020	2019
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000
Balance, June 30	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,100,678	$1,100,315
Share-based compensation plans	103	87
Balance, March 31	1,100,781	1,100,402
Share-based compensation plans	101	87
Balance, June 30	1,100,882	1,100,489

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	64,324	(126,254)
Net increase (decrease) during the period	(178,351)	98,148
Balance, March 31	(114,027)	(28,106)
Net increase (decrease) during the period	257,335	67,629
Balance, June 30	143,308	39,523

RETAINED EARNINGS:
Balance, January 1	4,692,423	4,062,696
Change to beginning balance due to adoption of ASU 2016-13	907	-
Net income (loss)	316,645	251,608
Balance, March 31	5,009,975	4,314,306
Net income (loss)	(270,593)	280,922
Balance, June 30	4,739,382	4,595,227

TOTAL STOCKHOLDER'S EQUITY, June 30	$5,983,572	$5,735,239

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,052	$532,530
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(147,210)	(93,371)
Decrease (increase) in funds held by reinsureds, net	(13,336)	(13,929)
Decrease (increase) in reinsurance receivables	233,199	82,701
Decrease (increase) in income taxes	(41,843)	214,671
Decrease (increase) in prepaid reinsurance premiums	15,928	(110,643)
Increase (decrease) in reserve for losses and loss adjustment expenses	205,192	(21,387)
Increase (decrease) in unearned premiums	90,640	176,412
Increase (decrease) in other net payable to reinsurers	89,520	3,307
Increase (decrease) in losses in course of payment	118,964	(22,634)
Change in equity adjustments in limited partnerships	50,809	(23,662)
Distribution of limited partnership income	30,916	24,969
Change in other assets and liabilities, net	(75,931)	(65,421)
Non-cash compensation expense	15,462	13,913
Amortization of bond premium (accrual of bond discount)	4,436	826
Net realized capital (gains) losses	222,493	(277,619)
Net cash provided by (used in) operating activities	845,291	420,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	494,544	437,371
Proceeds from fixed maturities sold - available for sale, at market value	337,723	2,004,602
Proceeds from fixed maturities sold - available for sale, at fair value	-	2,706
Proceeds from equity securities sold - at fair value	213,003	148,973
Distributions from other invested assets	119,727	76,149
Cost of fixed maturities acquired - available for sale, at market value	(1,226,251)	(2,251,818)
Cost of equity securities acquired - at fair value	(222,818)	(228,872)
Cost of other invested assets acquired	(215,569)	(138,096)
Net change in short-term investments	(308,979)	(192,889)
Net change in unsettled securities transactions	37,744	13,100
Net cash provided by (used in) investing activities	(770,876)	(128,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(15,258)	(13,739)
Cost of debt repurchase	(10,648)	-
Proceeds from issuance (cost of repayment) of note payable-affiliated	-	(300,000)
Net cash provided by (used in) financing activities	(25,906)	(313,739)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,015)	(5,483)

Net increase (decrease) in cash	34,495	(27,333)
Cash, beginning of period	411,122	404,522
Cash, end of period	$445,617	$377,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$4,763	$(87,045)
Interest paid	14,782	19,433

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2020, and 2019

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

2.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company for the three and six months ended June 30, 2020 and 2019 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2019, 2018 and 2017 included in the Company’s most recent Form 10-K filing.

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

3.  INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which provides guidance on the accounting for fixed maturity securities.  The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit risk issues.  The initial table below presents the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of June 30, 2020 in accordance with ASU 2016-13 guidance.  The second table presents the amortized cost, gross unrealized appreciation/(depreciation), market value and other-than-temporary impairments (“OTTI”) in AOCI as of December 31, 2019, in accordance with previously applicable guidance

	At June 30, 2020
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$741,244	$-	$31,740	$-	$772,984
Obligations of U.S. states and political subdivisions	507,475	-	27,597	(3,789)	531,283
Corporate securities	2,935,665	(19,398)	135,213	(51,922)	2,999,558
Asset-backed securities	991,779	-	14,504	(21,500)	984,783
Mortgage-backed securities
Commercial	348,329	-	33,506	(788)	381,047
Agency residential	604,360	-	33,190	(349)	637,201
Non-agency residential	509	-	-	(3)	506
Foreign government securities	636,346	-	38,578	(5,034)	669,890
Foreign corporate securities	892,075	(527)	57,601	(7,024)	942,125
Total fixed maturity securities	$7,657,782	$(19,925)	$371,929	$(90,409)	$7,919,377

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$768,374	$10,128	$(987)	$777,515	$-
Obligations of U.S. states and political subdivisions	506,347	29,651	(87)	535,911	-
Corporate securities	2,777,097	70,898	(26,438)	2,821,557	245
Asset-backed securities	761,607	5,659	(1,309)	765,957	-
Mortgage-backed securities
Commercial	311,961	17,242	(154)	329,049	-
Agency residential	625,612	19,395	(320)	644,687	-
Non-agency residential	1,638	-	-	1,638	-
Foreign government securities	646,149	18,908	(7,050)	658,007	27
Foreign corporate securities	935,640	31,257	(9,139)	957,758	333
Total fixed maturity securities	$7,334,425	$203,138	$(45,484)	$7,492,079	$605

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

	At June 30, 2020		At December 31, 2019
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$716,996	$714,607	$569,506	$563,730
Due after one year through five years	2,773,635	2,866,814	2,919,966	2,963,903
Due after five years through ten years	1,615,652	1,735,868	1,541,695	1,602,642
Due after ten years	606,522	598,551	602,440	620,473
Asset-backed securities	991,779	984,783	761,607	765,957
Mortgage-backed securities
Commercial	348,329	381,047	311,961	329,049
Agency residential	604,360	637,201	625,612	644,687
Non-agency residential	509	506	1,638	1,638
Total fixed maturity securities	$7,657,782	$7,919,377	$7,334,425	$7,492,079

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$311,927	$93,919	$123,520	$204,828
Fixed maturity securities, other-than-temporary impairment	-	(368)	-	(700)
Change in unrealized appreciation (depreciation), pre-tax	311,927	93,551	123,520	204,128
Deferred tax benefit (expense)	(64,834)	(19,675)	(26,065)	(42,889)
Deferred tax benefit (expense), other-than-temporary impairment	-	77	-	147
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$247,093	$73,953	$97,455	$161,386

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2020 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
Obligations of U.S. states and political subdivisions	70,056	(3,564)	3,331	(225)	73,387	(3,789)
Corporate securities	423,967	(20,116)	122,165	(31,806)	546,132	(51,922)
Asset-backed securities	437,211	(16,250)	129,870	(5,250)	567,081	(21,500)
Mortgage-backed securities
Commercial	31,984	(756)	3,303	(32)	35,287	(788)
Agency residential	23,621	(342)	1,166	(7)	24,787	(349)
Non-agency residential	161	(2)	344	(1)	505	(3)
Foreign government securities	51,453	(506)	41,802	(4,528)	93,255	(5,034)
Foreign corporate securities	90,660	(2,151)	38,483	(4,873)	129,143	(7,024)
Total fixed maturity securities	$1,129,113	$(43,687)	$340,464	$(46,722)	$1,469,577	$(90,409)

	Duration of Unrealized Loss at June 30, 2020 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$32,323	$(473)	$52,176	$(8,444)	$84,499	$(8,917)
Due in one year through five years	340,168	(12,125)	94,125	(6,849)	434,293	(18,974)
Due in five years through ten years	154,542	(6,913)	2,842	(659)	157,384	(7,572)
Due after ten years	109,103	(6,826)	56,638	(25,480)	165,741	(32,306)
Asset-backed securities	437,211	(16,250)	129,870	(5,250)	567,081	(21,500)
Mortgage-backed securities	55,766	(1,100)	4,813	(40)	60,579	(1,140)
Total fixed maturity securities	$1,129,113	$(43,687)	$340,464	$(46,722)	$1,469,577	$(90,409)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2020 were $1,469,577 thousand and $90,409 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2020, did not exceed 0.1% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $43,687 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and asset backed securities.  Of these unrealized losses, $25,991 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $46,722 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and asset backed securities.  Of these unrealized losses $15,488 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturities	$74,897	$65,374	$148,985	$132,428
Equity securities	2,024	2,319	3,616	3,750
Short-term investments and cash	578	3,169	2,148	5,905
Other invested assets
Limited partnerships	(40,465)	15,116	(33,469)	23,171
Dividends from preferred shares of affiliate	7,758	7,758	15,516	15,516
Other	(2,962)	3,299	(16,034)	6,279
Gross investment income before adjustments	41,830	97,035	120,762	187,049
Funds held interest income (expense)	901	1,445	4,158	4,326
Interest income from Parent	1,281	-	2,563	-
Gross investment income	44,012	98,480	127,483	191,375
Investment expenses	(8,859)	(7,771)	(18,129)	(16,132)
Net investment income	$35,153	$90,709	$109,354	$175,243

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

The Company had contractual commitments to invest up to an additional $1,040,369 thousand in limited partnerships and private placement loans at June 30, 2020.  These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”).  The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of June 30, 2020, the market value of investments in the facility consolidated within the Company’s balance sheets was $340,950 thousand.

Other invested assets, at fair value, as of June 30, 2020 and December 31, 2019, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturity securities, market value:
Allowances for credit losses	$(7,826)	$-	$(19,925)	$-
Other-than-temporary impairments	-	(4,929)	-	(7,219)
Gains (losses) from sales	1,963	(2,313)	(18,974)	1,113
Fixed maturity securities, fair value:
Gains (losses) from sales	-	356	-	356
Gains (losses) from fair value adjustments	(272)	-	(1,395)	13
Equity securities, fair value:
Gains (losses) from sales	16,274	(1,314)	(11,328)	3,730
Gains (losses) from fair value adjustments	148,205	25,829	26,536	103,675
Other invested assets	1,292	(152)	(1,035)	244
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(639,058)	125,024	(196,579)	175,651
Short-term investment gains (losses)	62	62	207	56
Total net realized capital gains (losses)	$(479,360)	$142,563	$(222,493)	$277,619

	Roll Forward of Allowance for Credit Losses
	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
		Foreign	Foreign			Foreign	Foreign
	Corporate	Government	Corporate		Corporate	Government	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total
Beginning Balance	$(11,468)	$(70)	$(561)	$(12,099)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(10,355)	-	-	(10,355)	(21,823)	(70)	(561)	(22,454)
Increases in allowance on previously
impaired securities	(555)	-	(211)	(766)	(555)	-	(211)	(766)
Decreases in allowance on previously
impaired securities	1,238	-	116	1,354	1,238	-	116	1,354
Reduction in allowance due to disposals	1,742	70	129	1,941	1,742	70	129	1,941

Balance as of June 30, 2020	$(19,398)	$-	$(527)	$(19,925)	$(19,398)	$-	$(527)	$(19,925)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds from sales of fixed maturity securities	$173,479	$403,419	$337,723	$2,007,308
Gross gains from sales	8,755	3,133	10,601	11,237
Gross losses from sales	(6,792)	(5,090)	(29,575)	(9,768)

Proceeds from sales of equity securities	$8,842	$79,735	$213,003	$148,973
Gross gains from sales	18,172	2,577	20,753	8,248
Gross losses from sales	(1,898)	(3,891)	(32,081)	(4,518)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Gross reserves beginning of period	$10,209,519	$10,167,018
Less reinsurance recoverables	(4,215,348)	(4,697,543)
Net reserves beginning of period	5,994,171	5,469,475
Incurred related to:
Current year	2,006,988	1,615,277
Prior years	(1,643)	24,041
Total incurred losses and LAE	2,005,345	1,639,318
Paid related to:
Current year	474,372	391,381
Prior years	1,025,866	1,144,204
Total paid losses and LAE	1,500,238	1,535,585

Foreign exchange/translation adjustment and cumulative adjustment due to adoption of ASU 2016-13	(26,906)	228

Net reserves end of period	6,472,371	5,573,437
Plus reinsurance recoverables	3,910,952	4,574,975
Gross reserves end of period	$10,383,323	$10,148,412

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $2,006,988 thousand for the six months ended June 30, 2020 and $1,615,277 thousand for the six months ended June 30, 2019, respectively.  The increase in current year incurred losses in 2020 compared to 2019 was primarily due to $73,691 thousand of incurred losses due to COVID-19 as well as the impact of the increase in premiums earned.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At June 30, 2020, $953,190 thousand of fixed maturities, market value and $4,431 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $782,259 thousand and all of the $4,431 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to review and evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $170,931 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.  At December 31, 2019, $702,331 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $610,873 thousand and all of the $5,826 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The remaining Level 3 fixed maturities of $91,458 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2020 and December 31, 2019 of $365,554 thousand and $170,888 thousand, respectively, and all prices were obtained from publicly published sources.

Equity securities denominated in U.S. currency with quoted prices in active markets for identical assets are categorized as Level 1 since the quoted prices are directly observable.  Equity securities traded on foreign exchanges are categorized as Level 2 due to the added input of a foreign exchange conversion rate to determine fair or market value.  The Company uses foreign currency exchange rates published by nationally recognized sources. During the three months ended June 30, 2020, the Company purchased preferred stock in a private entity and these are categorized as Level 3.

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

Other invested assets, at fair value, were categorized as Level 3 at June 30, 2020 and December 31, 2019, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$772,984	$-	$772,984	$-
Obligations of U.S. States and political subdivisions	531,283	-	531,283	-
Corporate securities	2,999,558	-	2,348,372	651,186
Asset-backed securities	984,783	-	689,053	295,730
Mortgage-backed securities
Commercial	381,047	-	381,047	-
Agency residential	637,201	-	637,201	-
Non-agency residential	506	-	506	-
Foreign government securities	669,890	-	669,890	-
Foreign corporate securities	942,125	-	935,851	6,274
Total fixed maturities, market value	7,919,377	-	6,966,187	953,190

Fixed maturities, fair value	4,431	-	-	4,431
Equity securities, fair value	789,819	740,197	39,745	9,877
Other invested assets, fair value	1,786,003	-	-	1,786,003

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2020.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$777,515	$-	$777,515	$-
Obligations of U.S. States and political subdivisions	535,911	-	535,911	-
Corporate securities	2,821,557	-	2,274,618	546,939
Asset-backed securities	765,957	-	612,316	153,641
Mortgage-backed securities
Commercial	329,049	-	329,049	-
Agency residential	644,687	-	644,687	-
Non-agency residential	1,638	-	1,638	-
Foreign government securities	658,007	-	658,007	-
Foreign corporate securities	957,758	-	956,007	1,751
Total fixed maturities, market value	7,492,079	-	6,789,748	702,331

Fixed maturities, fair value	5,826	-	-	5,826
Equity securities, fair value	764,049	719,548	44,501	-
Other invested assets, fair value	1,982,582	-	-	1,982,582

In addition, $224,467 thousand and $209,578 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Corporate	Asset	Foreign		Corporate	Foreign	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total	Securities	Corporate	Corporate	Total
Beginning balance	$642,432	$238,631	$-	$881,063	$546,939	$153,641	$1,751	$702,331
Total gains or (losses) (realized/unrealized)
Included in earnings	(248)	121	(97)	(224)	(462)	125	(97)	(434)
Included in other comprehensive income (loss)	(549)	18,092	(40)	17,503	(3,906)	2,210	(40)	(1,736)
Purchases, issuances and settlements	14,346	38,886	5,434	58,666	113,410	139,754	3,683	256,847
Transfers in and/or (out) of Level 3	(4,795)	-	977	(3,818)	(4,795)	-	977	(3,818)
Ending balance	$651,186	$295,730	$6,274	$953,190	$651,186	$295,730	$6,274	$953,190
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Corporate	Foreign		Corporate	Foreign
(Dollars in thousands)	Securities	Corporate	Total	Securities	Corporate	Total
Beginning balance	$367,178	$7,298	$374,476	$376,250	$7,744	$383,994
Total gains or (losses) (realized/unrealized)
Included in earnings	(2,528)	(238)	(2,766)	2,330	(119)	2,211
Included in other comprehensive income (loss)	1,870	-	1,870	2,444	-	2,444
Purchases, issuances and settlements	101,732	(4,967)	96,765	89,686	(5,532)	84,154
Transfers in and/or (out) of Level 3	3,977	-	3,977	1,519	-	1,519
Ending balance	$472,229	$2,093	$474,322	$472,229	$2,093	$474,322
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$4,703	$4,703	$5,826	$5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	(272)	(272)	(1,395)	(1,395)
Included in other comprehensive income (loss)	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$4,431	$4,431	$4,431	$4,431
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$2,350	$2,350	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	356	356	369	369
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	(2,706)	(2,706)	(2,706)	(2,706)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were ($3,818) thousand for both the three and six months ended June 30, 2020 and were $3,977 thousand and $1,519 thousand for the three and six months ended June 30, 2019, respectively. The transfers during 2020 were related to securities that were priced using investment managers as of December 31, 2019 and were subsequently priced by a recognized pricing service as of June 30, 2020.  The transfers during 2019 were related to securities that were priced using a recognized pricing service as of December 31, 2018 and were subsequently priced by investment managers as of June 30, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by equity securities, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Equity securities
Balance, beginning of period	$-	$-	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	9,877	-	9,877	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$9,877	$-	$9,877	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Other invested assets, fair value:
Beginning balance	$2,425,061	$1,767,963	$1,982,582	$1,717,336
Total gains or (losses) (realized/unrealized)
Included in earnings	(639,058)	125,025	(196,579)	175,652
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,786,003	$1,892,988	$1,786,003	$1,892,988
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30, 2020	At December 31, 2019
(Dollars in thousands)
The Prudential	$141,186	$141,703
Unaffiliated life insurance company	33,778	35,082

7.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$307,356	(63,806)	$243,550	$83,586	(17,560)	$66,026
URA(D) on securities - OTTI	-	-	-	-	-	-
Reclassification of net realized losses (gains) included in net income (loss)	4,570	(1,027)	3,543	39,934	(8,505)	31,429
Foreign currency translation adjustments	10,675	(2,239)	8,436	(26,857)	5,660	(21,197)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,286	(480)	1,806	3,451	(725)	2,726
Total other comprehensive income (loss)	$324,887	$(67,552)	$257,335	$100,114	$(21,130)	$78,984

(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$86,524	$(18,138)	$68,386	$198,965	$(41,868)	$157,097
URA(D) on securities - OTTI	(368)	77	(291)	(700)	147	(553)
Reclassification of net realized losses (gains) included in net income (loss)	7,394	(1,536)	5,858	5,862	(1,020)	4,842
Foreign currency translation adjustments	(9,465)	1,990	(7,475)	2,645	(556)	2,089
Reclassification of amortization of net gain (loss) included in net income (loss)	1,457	(306)	1,151	2,914	(612)	2,302
Total other comprehensive income (loss)	$85,542	$(17,913)	$67,629	$209,686	$(43,909)	$165,777

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended		Affected line item within the
	June 30,		June 30,		statements of operations and
AOCI component	2020	2019	2020	2019	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$4,570	$7,394	$39,934	$5,862	Other net realized capital gains (losses)
	(1,027)	(1,536)	(8,505)	(1,020)	Income tax expense (benefit)
	$3,543	$5,858	$31,429	$4,842	Net income (loss)
Benefit plan net gain (loss)	$2,286	$1,457	$3,451	$2,914	Other underwriting expenses
	(480)	(306)	(725)	(612)	Income tax expense (benefit)
	$1,806	$1,151	$2,726	$2,302	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance of URA (D) on securities	$(25,025)	$31,483	$124,612	$(55,950)
Current period change in URA (D) of investments - temporary	247,093	74,244	97,455	161,939
Current period change in URA (D) of investments - non-credit OTTI	-	(291)	-	(553)
Ending balance of URA (D) on securities	222,068	105,436	222,068	105,436

Beginning balance of foreign currency translation adjustments	(15,367)	6,678	14,267	(2,886)
Current period change in foreign currency translation adjustments	8,436	(7,475)	(21,197)	2,089
Ending balance of foreign currency translation adjustments	(6,931)	(797)	(6,931)	(797)

Beginning balance of benefit plan net gain (loss)	(73,635)	(66,267)	(74,556)	(67,418)
Current period change in benefit plan net gain (loss)	1,806	1,151	2,726	2,302
Ending balance of benefit plan net gain (loss)	(71,829)	(65,116)	(71,829)	(65,116)

Ending balance of accumulated other comprehensive income (loss)	$143,308	$39,523	$143,308	$39,523

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At June 30, 2020, the total amount on deposit in the trust account was $826,662 thousand.

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

				June 30, 2020		December 31, 2019
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
Senior notes	06/05/2014	06/01/2044	400,000	$397,134	$469,804	$397,074	$452,848

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense incurred	$4,868	$4,868	$9,736	$9,736

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					June 30, 2020		December 31, 2019
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$223,625	$197,378	$236,758	$233,191

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for May 15, 2020 to August 16, 2020 is 2.78%.

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

The Company repurchased and retired $11,483 thousand and $13,183 thousand of its outstanding long term subordinated notes during the three and six months ended June 30, 2020, respectively.  The Company realized a gain of $2,034 thousand and $2,536 thousand from the repurchase of the long term subordinated notes during the three and six months ended June 30, 2020, respectively.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense incurred	$2,000	$3,406	$4,539	$6,011

11.  FEDERAL HOME LOAN BANK MEMBERSHIP

Effective August 15, 2019, Everest Re became a member of the Federal Home Loan Bank (“FHLB”) organization, which allows Everest Re to borrow up to 10% of its statutory admitted assets.  As of June 30, 2020, Everest Re had admitted assets of approximately $13,435,683 thousand which provides borrowing capacity of up to approximately $1,343,568 thousand.  Through June 30, 2020, Everest Re had no borrowings through the FHLB.

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Lease expense incurred:
Operating lease cost	$7,424	$4,793	$14,672	$9,355

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Operating lease right of use assets	$143,986	$152,978
Operating lease liabilities	155,440	160,387

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Operating cash flows from operating leases	$(4,501)	$(4,314)	$(8,858)	$(8,617)

	At June 30, 2020	At December 31, 2019
Weighted average remaining operating lease term	12.6 years	12.8 years
Weighted average discount rate on operating leases	4.02%	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2020	$9,120
2021	16,181
2022	18,615
2023	18,202
2024	18,208
2025	15,217
Thereafter	116,149
Undiscounted lease payments	211,692
Less: present value adjustment	56,252
Total operating lease liability	$155,440

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
Reinsurance	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross written premiums	$1,124,895	$1,014,434	$2,433,089	$2,167,545
Net written premiums	992,750	837,913	2,106,984	1,813,912

Premiums earned	$1,062,833	$958,222	$2,069,868	$1,855,500
Incurred losses and LAE	630,658	581,281	1,313,366	1,134,995
Commission and brokerage	292,286	258,563	553,187	495,528
Other underwriting expenses	26,599	25,360	56,446	49,416
Underwriting gain (loss)	$113,290	$93,018	$146,869	$175,561

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross written premiums	$713,352	$673,603	$1,380,123	$1,205,374
Net written premiums	508,801	481,952	1,033,275	898,196

Premiums earned	$476,127	$417,401	$963,097	$790,577
Incurred losses and LAE	345,174	261,941	691,979	504,323
Commission and brokerage	63,413	58,212	125,616	109,465
Other underwriting expenses	67,532	57,991	138,893	112,317
Underwriting gain (loss)	$8	$39,257	$6,609	$64,472

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Underwriting gain (loss)	$113,298	$132,275	$153,478	$240,033
Net investment income	35,153	90,709	109,354	175,243
Net realized capital gains (losses)	(479,360)	142,563	(222,493)	277,619
Corporate expense	(3,514)	(2,519)	(7,235)	(4,170)
Interest, fee and bond issue cost amortization expense	(6,922)	(9,684)	(14,382)	(19,512)
Other income (expense)	(5,122)	(5,055)	(9,620)	(5,785)
Income (loss) before taxes	$(346,467)	$348,289	$9,102	$663,428

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Canada gross written premiums	$71,021	$47,206	$134,658	$86,256

No other country represented more than 5% of the Company’s revenues.

14.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $300,000 thousand long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. The Company recognized interest income related to this long term note of $1,281 thousand and $0 thousand for the three months ended June 30, 2020 and 2019, respectively and $2,563 thousand and $0 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

Common
Shares
Authorized for
Amendment Date	Repurchase
(Dollars in thousands)
09/21/2004	5,000,000
07/21/2008	5,000,000
02/24/2010	5,000,000
02/22/2012	5,000,000
05/15/2013	5,000,000
11/19/2014	5,000,000
05/22/2020	2,000,000
32,000,000

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Dividends received on preferred stock of affiliate	$7,758	$7,758	$15,516	$15,516

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

(1) Amounts shown are Canadian dollars.

Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract (“stop loss agreement”) with Bermuda Re.  The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions.  The stop loss agreement was most recently renewed effective January 1, 2020.

In addition, Everest Re entered into a property catastrophe excess of loss reinsurance contract with Bermuda Re, effective January 1, 2019.  The contract provides $100,000 thousand of reinsurance coverage for property catastrophe losses above certain attachment points. This agreement expired on December 31, 2019 and was not renewed.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Ceded written premiums	$31,669	$19,534	$62,169	$71,007
Ceded earned premiums	31,813	16,598	62,313	69,122
Ceded losses and LAE	12,208	(3,417)	(9,951)	8,316

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Ceded written premiums	$-	$-	$-	$-
Ceded earned premiums	-	-	-	-
Ceded losses and LAE	(7)	(46)	16	(36)

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Assumed written premiums	$(235)	$-	$1	$-
Assumed earned premiums	(46)	-	(7)	-
Assumed losses and LAE	(948)	2,296	650	695

	Three Months Ended		Six Months Ended
Lloyd's Syndicate 2786	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Assumed written premiums	$630	$483	$(2,401)	$(8,726)
Assumed earned premiums	639	1,596	(2,183)	(17,231)
Assumed losses and LAE	(1,438)	4,391	(624)	(3,527)

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

	Three Months Ended		Six Months Ended
Mt. Logan Re Segregated Accounts	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Ceded written premiums	$41,864	$51,289	$137,214	$114,512
Ceded earned premiums	60,412	61,812	140,267	106,634
Ceded losses and LAE	36,835	30,159	74,300	64,781
Assumed written premiums	-	-	-	-
Assumed earned premiums	-	-	-	-
Assumed losses and LAE	-	-	-	-

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$2,041	$2,276	$6,052	$4,553
Interest cost	2,563	2,930	5,046	5,860
Expected return on plan assets	(5,197)	(5,016)	(10,394)	(10,031)
Amortization of net (income) loss	2,462	1,601	3,675	3,203
Settlement charge	-	104	-	208
Net periodic benefit cost	$1,869	$1,895	$4,379	$3,793

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$311	$286	$452	$573
Interest cost	215	295	429	590
Amortization of prior service cost	(176)	(144)	(224)	(289)
Net periodic benefit cost	$350	$437	$657	$874

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2020 and 2019, respectively.

16.  INCOME TAXES

The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore.  The Company’s non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.

The Company generally applies the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax income/loss to determine the income tax expense or benefit for the year-to-date period.  The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income/loss and effective tax rate..

17.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  In late July and early August 2020, Hurricane Isaias impacted the United States and the Caribbean. Also, on August 4, 2020, an explosion occurred in Beirut, Lebanon which impacted a port and surrounding area. Due to the recentness of these events, the Company is unable to estimate the amount of losses at this time. However, the Company anticipates that the losses from these events will adversely impact third quarter 2020 financial statements.

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

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
INCOME (LOSS):	As Previously	Impact of		As Previously	Impact of
	Reported	Revisions	As Revised	Reported	Revisions	As Revised
(Dollars in thousands)
Revenues:
Other income (expense)	(3,812)	(1,243)	(5,055)	(5,026)	(759)	(5,785)
Total revenues	$1,605,083	$(1,243)	$1,603,840	$3,093,913	$(759)	$3,093,154

INCOME (LOSS) BEFORE TAXES	$349,532	$(1,243)	$348,289	$664,187	$(759)	$663,428
Income tax expense (benefit)	67,628	(261)	67,367	131,057	(159)	130,898

NET INCOME (LOSS)	$281,904	$(982)	$280,922	$533,130	$(600)	$532,530

COMPREHENSIVE INCOME (LOSS)	$349,533	$(982)	$348,551	$698,907	$(600)	$698,307

CONSOLIDATED STATEMENTS OF	Six Months Ended June 30, 2019
CHANGES IN STOCKHOLDER'S EQUITY	As Previously	Impact of
	Reported	Revisions	As Revised

(Dollars in thousands)
RETAINED EARNINGS:
Balance, January 1	$4,070,604	$(7,908)	$4,062,696
Net income (loss)	251,226	382	251,608
Balance, March 31	4,321,830	(7,524)	4,314,306
Net income (loss)	281,904	(982)	280,922
Balance, June 30	4,603,734	(8,507)	4,595,227
TOTAL STOCKHOLDER'S EQUITY, June 30	$5,743,746	$(8,507)	$5,735,239

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30, 2019
	As Previously	Impact of
	Reported	Revisions	As Revised
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$533,130	$(600)	$532,530
Decrease (increase) in funds held by reinsureds, net	(14,688)	759	(13,929)
Decrease (increase) in income taxes	214,830	(159)	214,671

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

Worldwide insurance and reinsurance market conditions historically have been competitive.  Generally, there was ample insurance and reinsurance capacity relative to demand, as well as, additional capital from the capital markets through insurance linked financial instruments.  These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provided capital markets with access to insurance and reinsurance risk exposure.  The capital markets demand for these products was being primarily driven by a low interest environment and the desire to achieve greater risk diversification and potentially higher returns on their investments.  This increased competition was generally having a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage.

The industry continues to deal with the impacts of a global pandemic, COVID-19.    Globally, many countries mandated that their citizens remain at home and many non-essential businesses have continued to be physically closed.  We closed our physical offices; however, we activated our operational resiliency plan across our global footprint and all of our critical operations are functioning effectively from remote locations.  We continue to service and meet the needs of our clients while ensuring the safety and health of our employees and customers.

The pandemic has caused significant volatility in the global financial markets.  Interest rates plummeted, credit spreads widened and the equity markets lost value.  We saw our fixed maturity and equity portfolios decline in value resulting in realized and unrealized investment losses in our March 31, 2020 financial statements.  However, the financial markets rebounded during the second quarter and we recognized after-tax unrealized gains of $247.1 million in the period. Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses. Our other invested assets are comprised primarily of limited partnership investments.  The change in limited partnership values are generally recorded on a quarter lag. As expected, the change in limited partnership values had a negative impact on our second quarter results, reducing net investment income by $40.5 million.

There will also be a negative impact on future industry underwriting results. With the closing of non-essential businesses, there has been a significant decline in business activity.  To the extent that premiums are based on business activity, there will be a decline in premium volume.  Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location.  For the quarter ended June 30, 2020, our underwriting results include $38.0 million of estimated losses related to the pandemic and $73.7 million for the six months ended June 30, 2020.  We anticipate this Pandemic could have a meaningful impact on our revenue, as well as net and operating income in future quarters as a result of reinsurance and insurance claims due to the pandemic and resulting macro-economic market conditions.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2020	2019	(Decrease)	2020	2019	(Decrease)
Gross written premiums	$1,838.2	$1,688.0	8.9%	$3,813.2	$3,372.9	13.1%
Net written premiums	1,501.6	1,319.9	13.8%	3,140.3	2,712.1	15.8%

REVENUES:
Premiums earned	$1,539.0	$1,375.6	11.9%	3,033.0	$2,646.1	14.6%
Net investment income	35.2	90.7	-61.2%	$109.4	175.2	-37.6%
Net realized capital gains (losses)	(479.4)	142.6	NM	(222.5)	277.6	-180.1%
Other income (expense)	(5.1)	(5.1)	41.5%	(9.6)	(5.8)	110.1%
Total revenues	1,089.6	1,603.8	-32.1%	2,910.2	3,093.2	-5.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	975.8	843.2	15.7%	2,005.3	1,639.3	22.3%
Commission, brokerage, taxes and fees	355.7	316.8	12.3%	678.8	605.0	12.2%
Other underwriting expenses	94.1	83.3	12.9%	195.3	161.7	20.8%
Corporate expense	3.5	2.5	39.5%	7.2	4.2	73.5%
Interest, fee and bond issue cost amortization expense	6.9	9.7	-28.5%	14.4	19.5	-26.3%
Total claims and expenses	1,436.1	1,255.5	14.4%	2,901.1	2,429.7	19.4%

INCOME (LOSS) BEFORE TAXES	(346.5)	348.3	-199.5%	9.1	663.4	-98.6%
Income tax expense (benefit)	(75.9)	67.4	-212.6%	(37.0)	130.9	-128.2%
NET INCOME (LOSS)	$(270.6)	$280.9	-196.3%	46.1	$532.5	-91.4%

RATIOS:			Point Change			Point Change
Loss ratio	63.4%	61.3%	2.1	$66.1%	62.0%	4.1
Commission and brokerage ratio	23.1%	23.0%	0.1	22.4%	22.9%	(0.5)
Other underwriting expense ratio	6.1%	6.1%	-	6.4%	6.1%	0.3
Combined ratio	92.6%	90.4%	2.2	94.9%	90.9%	4.0

	At	At	Percentage
	June 30,	December 31,	Increase/
(Dollars in millions)	2020	2019	(Decrease)
Balance sheet data:
Total investments and cash	$12,567.4	$11,956.3	5.1%
Total assets	20,281.1	19,706.2	2.9%
Loss and loss adjustment expense reserves	10,383.3	10,209.5	1.7%
Total debt	620.8	633.8	-2.1%
Total liabilities	14,297.5	13,848.8	3.2%
Stockholder's equity	5,983.6	5,857.4	2.2%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 8.9% to $1,838.2 million for the three months ended June 30, 2020, compared to $1,688.0 million for the three months ended June 30, 2019, reflecting a $110.5 million, or 10.9%, increase in our reinsurance business and a $39.7 million, or 5.9%, increase in our insurance business. The increase in reinsurance premiums was mainly due to the increase in treaty casualty writings, treaty property business and facultative business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty and specialty lines. Gross written premiums increased by 13.1% to $3,813.2 million for the six months ended June 30, 2020, compared to $3,372.9 million for the six months ended June 30, 2019, reflecting a $265.5 million, or 12.3%, increase in our reinsurance business and a $174.7 million, or 14.5%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty casualty writings and property business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty and accident and health.

Net written premiums increased by 13.8% to $1,501.6 million for the three months ended June 30, 2020, compared to $1,319.9 million for the three months ended June 30, 2019 and increased by 15.8% to $3,140.3 million for the six months ended June 30, 2020, compared to $2,712.1 million for the six months ended June 30, 2019. The differences between the changes in gross written premiums compared to the changes in net written premiums are primarily due to varying utilization of reinsurance. Premiums earned increased by 11.9% to $1,539.0 million for the three months ended June 30, 2020, compared to $1,375.6 million for the three months ended June 30, 2019 and increased by 14.6% to $3,033.0 million for the six months ended June 30, 2020, compared to $2,646.1 million for the six months ended June 30, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased 61.2% to $35.2 million for the three months ended June 30, 2020 compared with net investment income of $90.7 million for the three months ended June 30, 2019. Net investment income decreased 37.6% to $109.4 million for the six months ended June 30, 2020 compared with net investment income of $175.2 million for the six months ended June 30, 2019. Net pre-tax investment income as a percentage of average invested assets was 1.2% and 3.3% for the three months ended June 30, 2020 and 2019, respectively and was 1.9% and 3.2% for the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease in income and yield was primarily the result of losses from our limited partnerships, partially offset by higher income from our growing fixed maturity portfolio.

Net Realized Capital Gains (Losses).  Net realized capital losses were $479.4 million and net realized capital gains were $142.6 million for the three months ended June 30, 2020 and 2019, respectively. As discussed earlier, the COVID-19 pandemic caused significant volatility in the global financial markets. The net realized capital losses of $479.4 million for the three months ended June 30, 2020, were comprised of $491.2 million of losses from fair value re-measurements, resulting primarily from increases in equity security valuations which rebounded from declines in the first quarter of 2020, and $7.8 million of net allowances for credit losses partially offset by $19.6 million of gains from sales of investments. The net realized capital gains of $142.6 million for the three months ended June 30, 2019, were comprised of $150.7  million of gains from fair value re-measurements, partially offset by $4.9 million of other-than-temporary impairments and $3.3 million of net losses from sales of investments.

Net realized capital losses were $222.5 million and net realized capital gains were $277.6 million for the six months ended June 30, 2020 and 2019, respectively.  The net realized capital losses of $222.5 million for the six months ended June 30, 2020 were comprised of $171.5 million of losses from fair value re-measurements, $31.1 million of losses from sales of investments and $19.9 million of net allowances for credit losses. The net realized capital gains of $277.6 million for the six months ended June 30, 2019 were comprised of $279.2 million of gains from fair value re-measurements and $5.6 million of net gains from sales of investments, partially offset by $7.2 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other expense of $5.1 million for both the three months ended June 30, 2020 and 2019. We recorded other expense of $9.6 million and $5.8 million for the six months ended June

30, 2020 and 2019, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$965.9	62.8%		$0.2	0.0%		$966.1	62.8%
Catastrophes	14.7	1.0%		(4.9)	-0.3%		9.8	0.6%
Total	$980.5	63.7%		$(4.7)	-0.3%		$975.8	63.4%
2019
Attritional	$826.5	60.1%		$(13.8)	-1.0%		$812.7	59.1%
Catastrophes	(0.1)	0.0%		30.6	2.2%		30.5	2.2%
Total	$826.4	60.1%		$16.8	1.2%		$843.2	61.3%
Variance 2020/2019
Attritional	$139.4	2.7	pts	$14.0	1.0	pts	$153.4	3.7	pts
Catastrophes	14.8	1.0	pts	(35.5)	(2.5)	pts	(20.7)	(1.6)	pts
Total	$154.1	3.7	pts	$(21.5)	(1.5)	pts	$132.6	2.1	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$1,962.3	64.7%		$(1.0)	0.0%		$1,961.4	64.7%
Catastrophes	44.7	1.5%		(0.7)	0.0%		44.0	1.4%
Total	$2,007.0	66.2%		$(1.6)	-0.1%		$2,005.3	66.1%
2019
Attritional	$1,590.4	60.1%		$(13.8)	-0.5%		$1,576.5	59.6%
Catastrophes	24.9	0.9%		37.9	1.4%		62.8	2.4%
Total	$1,615.3	61.0%		$24.0	0.9%		$1,639.3	62.0%
Variance 2020/2019
Attritional	$371.9	4.6	pts	$12.8	0.5	pts	$384.9	5.1	pts
Catastrophes	19.8	0.6	pts	(38.6)	(1.4)	pts	(18.8)	(1.0)	pts
Total	$391.7	5.2	pts	$(25.7)	(0.9)	pts	$366.0	4.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 15.7% to $975.8 million for the three months ended June 30, 2020 compared to $843.2 million for the three months ended June 30, 2019, primarily due to an increase of $139.4 million in current year attritional losses, related primarily to $38.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. The current year catastrophe losses of $14.7 million for the three months ended June 30, 2020 related to the U.S. civil unrest ($15.0 million) and the Nashville tornadoes ($2.8 million), partially offset by a reduction in the loss estimate for the 2020 Australia fires ($3.1 million). There were no current year catastrophe losses for the three months ended June 30, 2019.

Incurred losses and LAE increased by 22.3% to $2,005.3 million for the six months ended June 30, 2020 compared to $1,639.3 million for the six months ended June 30, 2019, primarily due to an increase of $371.9 million in current year attritional losses, related primarily to $73.7 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. The current year catastrophe losses of $44.7 million for the six months ended June 30, 2020 related to the U.S. civil unrest ($15.0 million), the Nashville tornadoes ($12.8 million), Australia East Coast storms ($10.0 million) and the Australia fires ($6.8 million). The current year catastrophe losses of $24.9 million for the six months ended June 30, 2019 are primarily due to Townsville monsoon in Australia.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $355.7 million for the three months ended June 30, 2020 compared to $316.8 million for the three months ended June 30, 2019. Commission, brokerage, taxes and fees increased to $678.8 million for the six months ended June 30, 2020 compared to $605.0 million  for the six months ended June 30, 2019.  The increases were mainly due to the impact of the increases in premiums earned and changes in affiliated reinsurance agreements.

Other Underwriting Expenses. Other underwriting expenses increased to $94.1 million for the three months ended June 30, 2020 compared to $83.3 million for the three months ended June 30, 2019. Other underwriting expenses increased to $195.3 million for the six months ended June 30, 2020 compared to $161.7 million for the six months ended June 30, 2019. These increases were mainly due to changes in affiliated reinsurance agreements, impact of increases in premium earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $3.5 million from $2.5 million for the three months ended June 30, 2020 and 2019, respectively, and increased to $7.2 million from $4.2 million for the six months ended June 30, 2020 and 2019, respectively. The increases were mainly due to higher incentive compensation costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $6.9 million and $9.7million for the three months ended June 30, 2020 and 2019, respectively. Interest, fees and other bond amortization expense was $14.4 million and $19.5 million for the six months ended June 30, 2020 and 2019, respectively. The decreases in expense were primarily due to interest expense on the $300.0 million affiliated loan agreement with Bermuda Re in 2019 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.78% as of June 30, 2020.

Income Tax Expense (Benefit).  We had an income tax benefit of $75.9 million and $37.0 million for the three and six months ended June 30, 2020, respectively. We had an income tax expense of $67.4 million and $130.9 million for the three and six months ended June 30, 2019, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions.  The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to estimated incurred losses from the COVID-19 pandemic and the impact from the Coronavirus Aid, Relief and Economic Securities Act (“the CARES Act”).

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

Net Income (Loss).

Our net loss was $270.6 million and net income was $280.9 million, for the three months ended June 30, 2020 and 2019 respectively. Our net income was $46.1 million and $532.5 million, for the six months ended June 30, 2020 and 2019 respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 2.2 points to 92.6% for the three months ended June 30, 2020 compared to 90.4% for the three months ended June 30, 2019, and increased by 4.0 points to 94.9% for the six months ended June 30, 2020 compared to 90.9% for the six months ended June 30, 2019.  The loss ratio component increased by 2.1 points and 4.1 points in for the three and six months ended June 30, 2020, respectively, over the same period last year mainly due to higher attritional losses due to COVID-19. The commission and brokerage ratio component increased slightly to 23.1% for the three months ended June 30, 2020 compared to 23.0% for the three months ended June 30, 2019, and decreased to 22.4% for the six months ended June 30, 2020 compared to 22.9% for the six months ended June 30, 2019, reflecting changes in affiliated reinsurance agreements and changes in the mix of business.  The other underwriting expense ratio remained flat at 6.1% for the three months ended June 30, 2020 and 2019 and increased slightly to 6.4% for the six months ended June 30, 2020 from 6.1% for the six months ended June 30, 2019.  The increase for the six month period was mainly due to the impact of changes in affiliated reinsurance contracts.

Stockholder's Equity.

Stockholder’s equity increased by $126.2 million to $5,983.6 million at June 30, 2020 from $5,857.4 million at December 31, 2019, principally as a result of $97.5 million of net unrealized depreciation on investments, net of tax, $46.1 million of net income, $2.7 million of net benefit plan obligation adjustments and $0.9 million of cumulative adjustment from the adoption of ASU-2016-13, partially offset by $21.2 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased by 61.2% to $35.2 million for the three months ended June 30, 2020 compared to $90.7 million for the three months ended June 30, 2019. Net investment income decreased by 37.6% to $109.4 million for the six months ended June 30, 2020 compared to $175.2 million for the six months ended June 30, 2019. The decreases in 2020 were primarily due to losses from our limited partnerships, partially offset by higher income from our growing fixed maturity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Fixed maturities	$74.9	$65.3	$149.0	$132.4
Equity securities	2.0	2.4	3.6	3.8
Short-term investments and cash	0.5	3.2	2.1	5.9
Other invested assets
Limited partnerships	(40.5)	15.1	(33.5)	23.2
Dividends from preferred shares of affiliate	7.7	7.7	15.5	15.5
Other	(2.9)	3.3	(16.0)	6.3
Gross investment income before adjustments	41.7	97.1	120.7	187.1
Funds held interest income (expense)	1.0	1.4	4.2	4.3
Interest income from Parent	1.3	-	2.6	-
Gross investment income	44.0	98.5	127.5	191.4
Investment expenses	8.8	(7.8)	18.1	(16.1)
Net investment income	$35.2	$90.7	$109.4	$175.2

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2020	2019
Imbedded pre-tax yield of cash and invested assets	3.5%	3.5%
Imbedded after-tax yield of cash and invested assets	2.8%	2.8%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Annualized pre-tax yield on average cash and invested assets	1.2%	3.3%	1.9%	3.2%
Annualized after-tax yield on average cash and invested assets	1.0%	2.7%	1.5%	2.6%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2020	2019	Variance	2020	2019	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$8.8	$2.8	$6.0	$10.6	$10.9	$(0.3)
Losses	(6.8)	(5.0)	(1.8)	(29.6)	(9.7)	(19.9)
Total	2.0	(2.2)	4.2	(19.0)	1.2	(20.2)
Fixed maturity securities, fair value
Gains	-	0.4	(0.4)	-	0.4	(0.4)
Losses	-	-	-	-	-	-
Total	-	0.4	(0.4)	-	0.4	(0.4)
Equity securities, fair value
Gains	18.2	2.5	15.7	20.8	8.2	12.6
Losses	(1.9)	(3.9)	2.0	(32.1)	(4.5)	(27.6)
Total	16.3	(1.3)	17.6	(11.3)	3.7	(15.0)
Other invested assets
Gains	1.6	-	1.6	4.6	0.3	4.3
Losses	(0.2)	(0.1)	(0.1)	(5.6)	(0.1)	(5.5)
Total	1.4	(0.1)	1.5	(1.0)	0.2	(1.2)
Short Term Investments:
Gains	0.1	0.1	-	0.2	0.1	0.1
Losses	-	-	-	-	-	-
Total	0.1	0.1	-	0.2	0.1	0.1
Total net realized gains (losses) from sales
Gains	28.7	5.7	23.0	36.2	19.9	16.3
Losses	(8.9)	(9.0)	0.1	(67.3)	(14.3)	(53.0)
Total	19.6	(3.3)	22.9	(31.1)	5.6	(36.7)

Allowances for credit losses:	(7.8)	-	(7.8)	(19.9)	-	(19.9)

Other than temporary impairments:	-	(4.9)	4.9	-	(7.2)	7.2

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(0.3)	-	(0.3)	(1.4)	-	(1.4)
Equity securities, fair value	148.2	25.8	122.4	26.5	103.6	(77.1)
Other invested assets, fair value	(639.1)	125.0	(764.1)	(196.6)	175.6	(372.2)
Total	(491.2)	150.8	(642.0)	(171.5)	279.2	(450.7)

Total net realized gains (losses)	$(479.4)	$142.6	$(622.0)	$(222.5)	$277.6	$(500.1)

(Some amounts may not reconcile due to rounding.)

Net Realized Capital Gains (Losses). Net realized capital losses were $479.4 million and net realized capital gains were $142.6 million for the three months ended June 30, 2020 and 2019, respectively. As discussed earlier, the COVID-19 pandemic caused significant volatility in the global financial markets. The net realized capital losses of $479.4 million for the three months ended June 30, 2020, were comprised of $491.2 million of losses from fair value re-measurements, resulting primarily from increases in equity security valuations which rebounded from declines in the first quarter of 2020, and $7.8 million of net allowances for credit losses partially offset by $19.6 million of gains from sales of investments. The net realized capital gains of $142.6 million for the three months ended June 30, 2019, were comprised of $150.7  million of gains from fair value re-measurements, partially offset by $4.9 million of other-than-temporary impairments and $3.3 million of net losses from sales of investments.

Net realized capital losses were $222.5 million and net realized capital gains were $277.6 million for the six months ended June 30, 2020 and 2019, respectively. The net realized capital losses of $222.5 million for the six months ended June 30, 2020, were comprised of $171.5 million of losses from fair value re-measurements, $31.1 million of losses from sales of investments and $19.9 million of net allowances for credit losses. The net realized capital gains of $277.6 million for the six months ended June 30, 2019, were comprised of $279.2  million of gains from fair value re-measurements and $5.6 million of net gains from sales of investments, partially offset by $7.2 million of other-than-temporary impairments.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Gross written premiums	$1,124.9	$1,014.4	$110.5	10.9%	$2,433.1	$2,167.5	$265.6	12.3%
Net written premiums	992.8	837.9	154.9	18.5%	2,107.0	1,813.9	293.1	16.2%

Premiums earned	$1,062.8	$958.2	$104.6	10.9%	$2,069.9	$1,855.5	$214.4	11.6%
Incurred losses and LAE	630.7	581.3	49.4	8.5%	1,313.4	1,135.0	178.4	15.7%
Commission and brokerage	292.3	258.6	33.7	13.0%	553.2	495.5	57.7	11.6%
Other underwriting expenses	26.6	25.4	1.2	4.7%	56.4	49.4	7.0	14.2%
Underwriting gain (loss)	$113.3	$93.0	$20.4	21.9%	$146.9	$175.6	$(28.7)	-16.3%

				Point Chg				Point Chg
Loss ratio	59.4%	60.7%		(1.3)	63.5%	61.2%		2.3
Commission and brokerage ratio	27.5%	27.0%		0.5	26.7%	26.7%		-
Other underwriting ratio	2.4%	2.7%		(0.3)	2.7%	2.7%		-
Combined ratio	89.3%	90.4%		(1.1)	92.9%	90.6%		2.3

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 10.9% to $1,124.9 million for the three months ended June 30, 2020 from $1,014.4 million for the three months ended June 30, 2019 primarily due to increases in casualty writings and treaty property business. Net written premiums increased by 18.5% to $992.8 million for the three months ended June 30, 2020 compared to $837.9 million for the three months ended June 30,

2019. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased 10.9% to $1,062.8 million for the three months ended June 30, 2020 compared to $958.2 million for the three months ended June 30, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 12.3% to $2,433.1 million for the six months ended June 30, 2020 from $2,167.5 million for the six months ended June 30, 2019 primarily due to increases in casualty writings and treaty property business. Net written premiums increased by 16.2% to $2,107.0 million for the six months ended June 30, 2020 compared to $1,813.9 million for the six months ended June 30, 2019. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased 11.6% to $2,069.9 million for the six months ended June 30, 2020 compared to $1,855.5 million for the six months ended June 30, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$635.4	59.8%		$-	0.0%		$635.4	59.8%
Catastrophes	(0.4)	0.0%		(4.4)	-0.4%		(4.7)	-0.4%
Total segment	$635.1	59.8%		$(4.4)	-0.4%		$630.7	59.4%
2019
Attritional	$547.4	57.1%		$4.9	0.5%		$552.3	57.6%
Catastrophes	(0.1)	0.0%		29.1	3.0%		29.0	3.0%
Total segment	$547.3	57.1%		$34.0	3.5%		$581.3	60.7%
Variance 2020/2019
Attritional	$88.0	2.7	pts	$(4.9)	(0.5)	pts	$83.1	2.2	pts
Catastrophes	(0.3)	-	pts	(33.5)	(3.4)	pts	(33.7)	(3.4)	pts
Total segment	$87.8	2.7	pts	$(38.4)	(3.9)	pts	$49.4	(1.3)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$1,290.1	62.3%		$(0.6)	0.0%		$1,289.4	62.3%
Catastrophes	24.2	1.2%		(0.2)	0.0%		23.9	1.2%
Total segment	$1,314.2	63.5%		$(0.9)	0.0%		$1,313.4	63.5%
2019
Attritional	$1,069.5	57.6%		$4.9	0.3%		$1,074.4	57.9%
Catastrophes	24.9	1.3%		35.8	1.9%		60.7	3.2%
Total segment	$1,094.4	58.9%		$40.7	2.2%		$1,135.0	61.2%
Variance 2020/2019
Attritional	$220.6	4.7	pts	$(5.5)	(0.3)	pts	$215.0	4.4	pts
Catastrophes	(0.8)	(0.1)	pts	(36.0)	(1.9)	pts	(36.8)	(2.0)	pts
Total segment	$219.8	4.6	pts	$(41.6)	(2.2)	pts	$178.3	2.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 8.5% to $630.7 million for the three months ended June 30, 2020 compared to $581.3 million for the three months ended June 30, 2019.  The increase was primarily due to an increase of $88.0 million in current year attritional losses, primarily related to $25.4 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. The ($0.4) million of current year catastrophe losses for the three months ended June 30, 2020 related to the Nashville tornadoes ($2.8 million) which was more than offset by a reduction in the loss estimate for the 2020 Australia fires. There were no current year catastrophe losses for the three months ended June 30, 2019.

Incurred losses increased by 15.7% to $1,313.4 million for the six months ended June 30, 2020 compared to $1,135.0 million for the six months ended June 30, 2019.  The increase was primarily due to an increase of $220.6 million in current year attritional losses, primarily related to $45.4 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned. The current year catastrophe losses of $24.2 million for the six months ended June 30, 2020 primarily related to Australia East Coast storms ($10.0 million), Nashville tornadoes ($7.3 million) and the 2020 Australia fires ($6.9 million). The $24.9 million of current year catastrophe losses for the six months ended June 30, 2019 related to the Townsville monsoon in Australia ($24.9 million).

Segment Expenses.  Commission and brokerage increased to $292.3 million for the three months ended June 30, 2020 compared to $258.6 million for the three months ended June 30, 2019. Commission and brokerage increased to $553.2 million for the six months ended June 30, 2020 compared to $495.5 million for the six months ended June 30, 2019. The increases were mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $26.6 million for the three months ended June 30, 2020 from $25.4 million for the three months ended June 30, 2019. Segment other underwriting expenses decreased to $56.4 million for the six months ended June 30, 2020 from $49.4 million for the six months ended June 30, 2019. These were mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Gross written premiums	$713.4	$673.6	$39.8	5.9%	$1,380.1	$1,205.4	$174.7	14.5%
Net written premiums	508.8	482.0	26.8	5.6%	1,033.3	898.2	135.1	15.0%

Premiums earned	$476.1	$417.4	$58.7	14.1%	$963.1	$790.6	$172.5	21.8%
Incurred losses and LAE	345.2	261.9	83.3	31.8%	692.0	504.3	187.7	37.2%
Commission and brokerage	63.4	58.2	5.2	8.9%	125.6	109.5	16.1	14.7%
Other underwriting expenses	67.5	58.0	9.5	16.4%	138.9	112.3	26.6	23.7%
Underwriting gain (loss)	$-	$39.3	$(39.3)	-100.0%	$6.6	$64.5	$(57.9)	-89.8%

				Point Chg				Point Chg
Loss ratio	72.5%	62.8%		9.7	71.8%	63.8%		8.0
Commission and brokerage ratio	13.3%	13.9%		(0.6)	13.0%	13.8%		(0.8)
Other underwriting ratio	14.2%	13.9%		0.3	14.4%	14.2%		0.2
Combined ratio	100.0%	90.6%		9.4	99.3%	91.8%		7.4

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 5.9% to $713.4 million for the three months ended June 30, 2020 compared to $673.6 million for the three months ended June 30, 2019.  This increase was related to most lines of business including casualty, property and specialty lines.  Net written premiums increased by 5.6% to $508.8 million for the three months ended June 30, 2020 compared to $482.0 million for the three months ended June 30, 2019, which is consistent with the change in gross written premiums. Premiums earned increased 14.1% to $476.1 million for the three months ended June 30, 2020 compared to $417.4 million for the three months ended June 30, 2019. The change in premiums earned is the result of timing;

premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 14.5% to $1,380.1 million for the six months ended June 30, 2020 compared to $1,205.4 million for the six months ended June 30, 2019.  This increase was related to most lines of business including casualty, property, specialty lines and accident and health.  Net written premiums increased by 15.0% to $1,033.3 million for the six months ended June 30, 2020 compared to $898.2 million for the six months ended June 30, 2019, which is consistent with the change in gross written premiums. Premiums earned increased 21.8% to $963.1 million for the six months ended June 30, 2020 compared to $790.6 million for the six months ended June 30, 2019. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$330.5	69.4%		$0.2	0.0%		$330.7	69.5%
Catastrophes	15.0	3.2%		(0.5)	-0.1%		14.5	3.0%
Total segment	$345.5	72.6%		$(0.3)	-0.1%		$345.2	72.5%
2019
Attritional	$279.1	66.9%		$(18.7)	-4.5%		$260.4	62.4%
Catastrophes	-	0.0%		1.5	0.4%		1.5	0.4%
Total segment	$279.1	66.9%		$(17.2)	-4.1%		$261.9	62.8%
Variance 2020/2019
Attritional	$51.4	2.5	pts	$18.9	4.5	pts	$70.3	7.1	pts
Catastrophes	15.0	3.2	pts	(2.0)	(0.5)	pts	13.0	2.6	pts
Total segment	$66.4	5.7	pts	$16.9	4.0	pts	$83.3	9.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$672.3	69.8%		$(0.3)	0.0%		$671.9	69.8%
Catastrophes	20.5	2.1%		(0.5)	0.0%		20.0	2.1%
Total segment	$692.8	71.9%		$(0.8)	-0.1%		$692.0	71.8%
2019
Attritional	$520.9	65.9%		$(18.7)	-2.4%		$502.2	63.5%
Catastrophes	-	0.0%		2.1	0.3%		2.1	0.3%
Total segment	$520.9	65.9%		$(16.6)	-2.1%		$504.3	63.8%
Variance 2020/2019
Attritional	$151.4	3.9	pts	$18.4	2.4	pts	$169.7	6.3	pts
Catastrophes	20.5	2.1	pts	(2.6)	(0.3)	pts	17.9	1.8	pts
Total segment	$171.9	6.0	pts	$15.8	2.1	pts	$187.7	8.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 31.8% to $345.2 million for the three months ended June 30, 2020 compared to $261.9 million for the three months ended June 30, 2019, mainly due to an increase of $51.4 million in current year attritional losses, resulting from $12.5 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as an increase of $15.0 million in current year catastrophe losses. The $15.0 million of current year catastrophe losses for the three months ended June 30,

2020, related to the U.S. civil unrest ($15.0 million). There were no current year catastrophe losses for the three months ended June 30, 2019.

Incurred losses and LAE increased by 37.2% to $692.0 million for the six months ended June 30, 2020 compared to $504.3 million for the six months ended June 30, 2019, mainly due to an increase of $151.4 million in current year attritional losses, resulting from $28.2 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as an increase of $20.5 million in current year catastrophe losses. The $20.5 million of current year catastrophe losses for the six months ended June 30, 2020, related to the U.S. civil unrest ($15.0 million) and the Nashville tornadoes ($5.5 million). There were no current year catastrophe losses for the six months ended June 30, 2019.

Segment Expenses.  Commission and brokerage increased to $63.4 million for the three months ended June 30, 2020 compared to $58.2 million for the three months ended June 30, 2019. Commission and brokerage increased to $125.6 million for the six months ended June 30, 2020 compared to $109.5 million for the six months ended June 30, 2019. The increases were mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $67.5 million for the three months ended June 30, 2020 compared to $58.0 million for the three months ended June 30, 2019. Segment other underwriting expenses increased to $138.9 million for the six months ended June 30, 2020 compared to $112.3 million for the six months ended June 30, 2019. The increase were mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $12.6 billion investment portfolio, at June 30, 2020, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $1,018.7 million of mortgage-backed securities in the $7,923.8 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $588.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2020
(Dollars in millions)	-200	-100	-	100	200
Total Market/Fair Value	$9,095.1	$8,803.9	$8,512.8	$8,221.6	$7,930.5
Market/Fair Value Change from Base (%)	6.8%	3.4%	0.0%	-3.4%	-6.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$460.0	$230.0	$-	$(230.0)	$(460.0)

We had $10,383.3 million and $10,209.5 million of gross reserves for losses and LAE as of June 30, 2020 and December 31, 2019, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$631.9	$710.8	$789.8	$868.8	$947.8
After-tax Change in Fair/Market Value	(124.8)	(62.4)	-	62.4	124.8

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

ITEM 1A.  RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

The continuing COVID-19 pandemic has adversely affected, and may materially and adversely affect, our results of operations, financial position and liquidity in the future.

The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has adversely affected our results of operations.  We expect the pandemic and its impact on our business to continue and potentially even worsen, but we cannot predict the magnitude or duration of its continued impact, particularly given the great uncertainties associated with COVID-19, including regarding the reopening of the U.S. and global economies and the recovery from its economic and other effects.  The full impact of COVID-19 on our results of operations, financial position and liquidity is not yet known, and likely will not be known for some time, but includes the following:

Claim Losses Related to COVID-19 May Exceed Reserves:  We have established reserves for COVID-19-related losses.  Our reserves represent management’s best estimate of what the settlement and claims administration will cost for claims that have occurred, whether reported or unreported.  Given the great uncertainties associated with COVID-19 and its impact and the limited information upon which our current assumptions and assessments have been made, our preliminary reserves and the underlying estimated level of claim losses and costs arising from COVID-19 may materially change.

Adverse Legislative and Regulatory Action:   Legislative and regulatory initiatives taken or which may be taken in response to COVID-19 may adversely affect us.  For example, our business may be subject to, certain initiatives, including, but not limited to: legislative and regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies would not otherwise cover and which were not priced to cover; actions prohibiting us from cancelling insurance policies in accordance with our policy terms or non-renewing policies at their natural expiration; and/or orders to provide premium refunds, grant extended grace periods for premium payments, and provide extended time to pay past due premiums. Any such action would likely increase both our underwriting losses and our expenses and any legal challenges to any such action could take years to resolve.

Reduction in Premiums: The demand for insurance is significantly influenced by general economic conditions. Consequently, reduced economic activity relating to the COVID-19 pandemic is likely to decrease demand for our insurance products and services and negatively impact our premium volumes (and, in certain cases, may result in return of premiums due to a decrease in exposures). This may continue for an indefinite period, with the magnitude of the impact impossible to predict.

Investments:  Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses, including credit impairments in our fixed maturity portfolio.  In addition, the economic uncertainty resulting from COVID-19 may result in a decline in interest rates, which may negatively impact our future net investment income.

Credit Risk:  As credit risk is generally a function of the economy, we face greater credit risk from our policyholders, independent agents and brokers in connection with the payment and remittance of premiums as a result of the economic conditions caused by COVID-19.  Similarly, our credit risk related to the reimbursement of deductibles from policyholders and in connection with reinsurance recoverables has increased.

Operational Disruptions and Costs:  Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or other third party service providers are unable to continue to work because of illness, government directives or otherwise. In addition, our agents, brokers, suppliers and other third party service providers, which we rely on for key aspects of our operations, are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.  In response to the COVID-19 pandemic, we have implemented remote working policies which have resulted in disruptions to our business routines, heightened risk to cybersecurity attacks and data security incidents and a greater dependency on internet and telecommunication access and capabilities.

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

Dated: August 14, 2020