Form 10-Q
period 2020-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2020-11-16
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

YES   ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2020
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents

Form 10-Q

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts and par value per share)	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value (amortized cost: 2020, $8,267,172; 2019, $7,334,425 allowances for credit losses: 2020, $17,636; 2019, $0)	$8,576,687	$7,492,079
Fixed maturities - available for sale, at fair value	3,748	5,826
Equity securities, at fair value	1,010,264	764,049
Short-term investments (cost: 2020, $908,334; 2019, $279,824)	907,889	279,879
Other invested assets (cost: 2020, $1,069,726; 2019, $1,020,766)	1,069,726	1,020,766
Other invested assets, at fair value	1,801,743	1,982,582
Cash	451,512	411,122
Total investments and cash	13,821,569	11,956,303
Note Receivable - affiliated	300,000	300,000
Accrued investment income	76,463	54,383
Premiums receivable	1,517,550	1,337,344
Reinsurance receivables - unaffiliated	1,451,992	1,318,820
Reinsurance receivables - affiliated	2,704,519	3,125,269
Income taxes net recoverable	-	65,793
Funds held by reinsureds	264,597	228,297
Deferred acquisition costs	380,863	388,238
Prepaid reinsurance premiums	395,776	413,612
Other assets	572,171	518,127
TOTAL ASSETS	$21,485,500	19,706,186

LIABILITIES:
Reserve for losses and loss adjustment expenses	$11,042,011	$10,209,519
Unearned premium reserve	2,399,154	2,198,932
Funds held under reinsurance treaties	46,803	41,233
Other net payable to reinsurers	343,165	267,367
Losses in course of payment	186,466	70,541
Income taxes net payable	131,824	-
Senior notes due 6/1/2044	397,164	397,074
Long term notes due 5/1/2067	223,649	236,758
Borrowings from FHLB	90,000	-
Accrued interest on debt and borrowings	7,215	2,878
Unsettled securities payable	98,898	25,230
Other liabilities	363,485	399,229
Total liabilities	15,329,834	13,848,761

Commitments and Contingencies (Note 6)	(nil)	(nil)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2020 and 2019)	-	-
Additional paid-in capital	1,100,983	1,100,678
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $51,941 at 2020 and $16,977 at 2019	195,495	64,324
Retained earnings	4,859,188	4,692,423
Total stockholder's equity	6,155,666	5,857,425
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,485,500	$19,706,186

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,615,457	$1,428,400	$4,648,422	$4,074,477
Net investment income	135,428	95,592	244,782	270,835
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	2,289	-	(17,636)	-
Other-than-temporary impairments on fixed maturity securities	-	(6,968)	-	(14,187)
Other net realized capital gains (losses)	112,904	119,510	(89,664)	404,348
Total net realized capital gains (losses)	115,193	112,542	(107,300)	390,161
Other income (expense)	(1,790)	(2,673)	(11,410)	(8,459)
Total revenues	1,864,288	1,633,861	4,774,494	4,727,014

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,277,851	1,098,093	3,283,196	2,737,411
Commission, brokerage, taxes and fees	322,404	357,681	1,001,207	962,674
Other underwriting expenses	109,366	95,693	304,705	257,426
Corporate expenses	4,206	3,183	11,441	7,353
Interest, fee and bond issue cost amortization expense	6,535	7,802	20,917	27,314
Total claims and expenses	1,720,362	1,562,452	4,621,466	3,992,178

INCOME (LOSS) BEFORE TAXES	143,926	71,409	153,028	734,836
Income tax expense (benefit)	24,120	10,272	(12,830)	141,169

NET INCOME (LOSS)	$119,806	$61,137	$165,858	$593,667

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	38,572	24,454	104,598	180,998
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(2,605)	2,085	28,824	6,927
Total URA(D) on securities arising during the period	35,967	26,539	133,422	187,925

Foreign currency translation adjustments	14,414	2,881	(6,783)	4,970

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,806	1,364	4,532	3,666
Total benefit plan net gain (loss) for the period	1,806	1,364	4,532	3,666
Total other comprehensive income (loss), net of tax	52,187	30,784	131,171	196,561

COMPREHENSIVE INCOME (LOSS)	$171,992	$91,921	$297,028	$790,228

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2020	2019
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000
Balance, June 30	1,000	1,000
Balance, September 30	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,100,678	$1,100,315
Share-based compensation plans	103	87
Balance, March 31	1,100,781	1,100,402
Share-based compensation plans	101	87
Balance, June 30	1,100,882	1,100,489
Share-based compensation plans	101	84
Balance, September 30	1,100,983	1,100,573

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	64,324	(126,254)
Net increase (decrease) during the period	(178,351)	98,148
Balance, March 31	(114,027)	(28,106)
Net increase (decrease) during the period	257,335	67,629
Balance, June 30	143,308	39,523
Net increase (decrease) during the period	52,187	30,784
Balance, September 30	195,495	70,307

RETAINED EARNINGS:
Balance, January 1	4,692,423	4,062,696
Change to beginning balance due to adoption of ASU 2016-13	907	-
Net income (loss)	316,645	251,610
Balance, March 31	5,009,975	4,314,306
Net income (loss)	(270,593)	280,921
Balance, June 30	4,739,382	4,595,227
Net income (loss)	119,806	61,137
Balance, September 30	4,859,188	4,656,364

TOTAL STOCKHOLDER'S EQUITY, September 30	$6,155,666	$5,827,244

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$165,858	$593,667
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(182,948)	(115,834)
Decrease (increase) in funds held by reinsureds, net	(30,632)	(18,129)
Decrease (increase) in reinsurance receivables	288,732	107,427
Decrease (increase) in income taxes	162,490	226,147
Decrease (increase) in prepaid reinsurance premiums	17,584	(114,587)
Increase (decrease) in reserve for losses and loss adjustment expenses	843,790	240,321
Increase (decrease) in unearned premiums	201,163	321,643
Increase (decrease) in other net payable to reinsurers	76,161	24,093
Increase (decrease) in losses in course of payment	116,447	(44,192)
Change in equity adjustments in limited partnerships	7,020	(42,959)
Distribution of limited partnership income	41,167	39,247
Change in other assets and liabilities, net	(94,329)	(33,863)
Non-cash compensation expense	23,901	20,425
Amortization of bond premium (accrual of bond discount)	7,109	3,416
Net realized capital (gains) losses	107,300	(390,161)
Net cash provided by (used in) operating activities	1,750,813	816,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	681,605	672,207
Proceeds from fixed maturities sold - available for sale, at market value	420,491	2,217,734
Proceeds from fixed maturities sold - available for sale, at fair value	2,054	2,706
Proceeds from equity securities sold - at fair value	328,519	184,898
Distributions from other invested assets	157,703	133,130
Cost of fixed maturities acquired - available for sale, at market value	(2,084,790)	(3,071,436)
Cost of equity securities acquired - at fair value	(459,572)	(269,672)
Cost of other invested assets acquired	(253,357)	(212,910)
Net change in short-term investments	(627,143)	(100,012)
Net change in unsettled securities transactions	73,467	(30,252)
Net cash provided by (used in) investing activities	(1,761,023)	(473,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(23,596)	(20,166)
FHLB advances (repayments)	90,000	-
Cost of debt repurchase	(10,647)	-
Proceeds from issuance (cost of repayment) of note payable-affiliated	-	(300,000)
Net cash provided by (used in) financing activities	55,757	(320,166)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,156)	(6,578)

Net increase (decrease) in cash	40,390	16,310
Cash, beginning of period	411,122	404,522
Cash, end of period	$451,512	$420,832

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(175,535)	$(85,216)
Interest paid	16,416	22,421

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2020, and 2019

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

2.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company for the three and nine months ended September 30, 2020 and 2019 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2019, 2018 and 2017 included in the Company’s most recent Form 10-K filing.

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

With recent changes in executive management and organizational structure, the Company manages its reinsurance and insurance operations as autonomous units and key strategic decisions are based on the aggregate operating results and projections for these segments of business.  Accordingly, effective January 1, 2020, the Company revised its reporting segments to Reinsurance Operations and Insurance Operations.  This replaces the previous reported segments of U.S. Reinsurance, International (reinsurance) and Insurance.  The prior year presented segment information has been reformatted to reflect this change.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2020 presentation.

Application of Recently Issued Accounting Standard Changes.

Modernization of Regulation S-K Disclosures.  In August 2020, the Securities and Exchange Commission (“SEC”) issued Final Rule Release #33-10825 which addresses the modernization of the disclosure requirements for business, legal proceeding and risk factor disclosures in Regulation S-K filings.  Rule #33-10825 will become effective for all financial reports filed after November 9, 2020 (30 days after its publication in the Federal Register) and will be adopted by the Company in the fourth quarter of 2020 for implementation within its 2020 10-K filings.

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

Simplification of Disclosure Requirements.  In August 2018, the SEC issued Final Rule Release #33-10532 (“the Rule”) which addresses the simplification of the SEC’s disclosure requirements for quarterly and annual financial reports.  The main change addressed by the Rule that is applicable to the Company is a new requirement to disclose changes in equity by line item with subtotals for each interim reporting period on the Statements of Changes in Shareholders’ Equity.  The Rule became effective for all financial reports filed after November 5, 2018 (30 days after its publication in the Federal Register), except for the additional requirement for the Statements of Changes in Shareholders’ Equity which was to be implemented for first quarter 2019 reporting. The Company has adopted the portions of the Rule that became effective November 5, 2018.  The portion of the Rule related to the new requirement for the Statements of Changes in Shareholders’ Equity was adopted by the Company in the first quarter of 2019.

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

Valuation of Financial Instruments.  In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities.  The new guidance requires the carrying value of assets measured at amortized cost, including reinsurance and premiums receivable, to be presented as the net amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account). The allowance reflects expected credit losses of the financial asset which considers available information using a combination both historical information, current market conditions and reasonable and supportable forecasts.  For available-for-sale debt securities, the guidance modified the previous other than temporary impairment model, now requiring an allowance for estimated credit related losses rather than a permanent impairment, which will be limited to the amount by which fair value is below amortized cost.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2019.  The Company adopted the guidance effective January 1, 2020, on a modified retrospective basis.  The adoption resulted in a cumulative adjustment of $907 thousand in retained earnings, net of tax, which is disclosed separately within the Consolidated Statements of Shareholders’ Equity.

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

3.  INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which modified the previous other than temporary impairment model for available for sale fixed maturity securities.  The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit related factors.  The initial table below presents the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of September 30, 2020 in accordance with ASU 2016-13 guidance.  The second table presents the amortized cost, gross unrealized appreciation/(depreciation), market value and other-than-temporary impairments (“OTTI”) in AOCI as of December 31, 2019, in accordance with previously applicable guidance

	At September 30, 2020
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$744,050	$-	$28,063	$-	$772,113
Obligations of U.S. states and political subdivisions	513,785	-	30,938	(2,440)	542,283
Corporate securities	3,060,951	(17,237)	144,769	(52,567)	3,135,916
Asset-backed securities	1,239,605	-	20,867	(11,316)	1,249,156
Mortgage-backed securities
Commercial	387,944	-	36,166	(1,071)	423,039
Agency residential	685,446	-	34,218	(382)	719,282
Non-agency residential	337	-	-	(3)	334
Foreign government securities	648,542	-	45,532	(3,426)	690,648
Foreign corporate securities	986,512	(399)	63,622	(5,819)	1,043,916
Total fixed maturity securities	$8,267,172	$(17,636)	$404,175	$(77,024)	$8,576,687

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$768,374	$10,128	$(987)	$777,515	$-
Obligations of U.S. states and political subdivisions	506,347	29,651	(87)	535,911	-
Corporate securities	2,777,097	70,898	(26,438)	2,821,557	245
Asset-backed securities	761,607	5,659	(1,309)	765,957	-
Mortgage-backed securities
Commercial	311,961	17,242	(154)	329,049	-
Agency residential	625,612	19,395	(320)	644,687	-
Non-agency residential	1,638	-	-	1,638	-
Foreign government securities	646,149	18,908	(7,050)	658,007	27
Foreign corporate securities	935,640	31,257	(9,139)	957,758	333
Total fixed maturity securities	$7,334,425	$203,138	$(45,484)	$7,492,079	$605

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

	At September 30, 2020		At December 31, 2019
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$774,274	$771,432	$569,506	$563,730
Due after one year through five years	2,745,236	2,840,648	2,919,966	2,963,903
Due after five years through ten years	1,723,844	1,862,590	1,541,695	1,602,642
Due after ten years	710,486	710,206	602,440	620,473
Asset-backed securities	1,239,605	1,249,156	761,607	765,957
Mortgage-backed securities
Commercial	387,944	423,039	311,961	329,049
Agency residential	685,446	719,282	625,612	644,687
Non-agency residential	337	334	1,638	1,638
Total fixed maturity securities	$8,267,172	$8,576,687	$7,334,425	$7,492,079

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$45,476	$33,473	$168,996	$238,301
Fixed maturity securities, other-than-temporary impairment	-	119	-	(581)
Change in unrealized appreciation (depreciation), pre-tax	45,476	33,592	168,996	237,720
Deferred tax benefit (expense)	(9,509)	(7,028)	(35,574)	(49,917)
Deferred tax benefit (expense), other-than-temporary impairment	-	(25)	-	122
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$35,967	$26,539	$133,422	$187,925

The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review.  The Company then assesses whether the decline in value is due to non-credit related or credit related factors.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a non-credit related decline in market value.  Non-credit related declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company intends to sell the security or is more likely than not to sell the security, the Company records the entire fair value adjustment in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  The amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value.  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. The Company will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2020 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
Obligations of U.S. states and political subdivisions	49,369	(2,275)	4,943	(165)	54,312	(2,440)
Corporate securities	422,208	(15,327)	145,733	(37,240)	567,941	(52,567)
Asset-backed securities	316,075	(8,299)	152,001	(3,017)	468,076	(11,316)
Mortgage-backed securities
Commercial	61,148	(1,067)	3,980	(4)	65,128	(1,071)
Agency residential	114,935	(378)	697	(4)	115,632	(382)
Non-agency residential	161	(2)	173	(1)	334	(3)
Foreign government securities	6,698	(94)	26,876	(3,332)	33,574	(3,426)
Foreign corporate securities	102,945	(2,080)	28,774	(3,739)	131,719	(5,819)
Total fixed maturity securities	$1,073,539	$(29,522)	$363,177	$(47,502)	$1,436,716	$(77,024)

	Duration of Unrealized Loss at September 30, 2020 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$26,900	$(651)	$47,826	$(8,288)	$74,726	$(8,939)
Due in one year through five years	234,922	(9,460)	83,469	(5,596)	318,391	(15,056)
Due in five years through ten years	174,002	(3,638)	18,334	(1,158)	192,336	(4,796)
Due after ten years	145,396	(6,027)	56,697	(29,434)	202,093	(35,461)
Asset-backed securities	316,075	(8,299)	152,001	(3,017)	468,076	(11,316)
Mortgage-backed securities	176,244	(1,447)	4,850	(9)	181,094	(1,456)
Total fixed maturity securities	$1,073,539	$(29,522)	$363,177	$(47,502)	$1,436,716	$(77,024)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2020 were $1,436,716 thousand and $77,024 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2020, did not exceed 0.1% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $29,522 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and asset backed securities.  Of these unrealized losses, $17,083 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency.  The $47,502 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and asset backed securities.  Of these unrealized losses $11,390 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturities	$78,272	$68,178	$227,257	$200,606
Equity securities	2,504	1,971	6,120	5,721
Short-term investments and cash	410	2,210	2,558	8,115
Other invested assets
Limited partnerships	35,908	15,102	2,439	38,273
Dividends from preferred shares of affiliate	7,758	7,758	23,274	23,274
Other	14,743	7,285	(1,291)	13,564
Gross investment income before adjustments	139,595	102,504	260,358	289,553
Funds held interest income (expense)	957	1,108	5,115	5,434
Interest income from Parent	1,295	-	3,858	-
Gross investment income	141,848	103,612	269,331	294,987
Investment expenses	(6,420)	(8,020)	(24,549)	(24,152)
Net investment income	$135,428	$95,592	$244,782	$270,835

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

The Company had contractual commitments to invest up to an additional $1,008,757 thousand in limited partnerships and private placement loans at September 30, 2020.  These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”).  The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of September 30, 2020, the market value of investments in the facility consolidated within the Company’s balance sheets was $765,573 thousand.

Other invested assets, at fair value, as of September 30, 2020 and December 31, 2019, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturity securities, market value:
Allowances for credit losses	$2,289	$-	$(17,636)	$-
Other-than-temporary impairments	-	(6,968)	-	(14,187)
Gains (losses) from sales	(31)	2,200	(19,005)	3,313
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,968)	-	(1,968)	356
Gains (losses) from fair value adjustments	3,339	-	1,944	13
Equity securities, fair value:
Gains (losses) from sales	(281)	(1,192)	(11,609)	2,538
Gains (losses) from fair value adjustments	94,260	(10,326)	120,796	93,349
Other invested assets	1,085	2,097	50	2,341
Other invested assets, fair value:
Gains (losses) from fair value adjustments	15,741	126,655	(180,838)	302,306
Short-term investment gains (losses)	759	76	966	132
Total net realized capital gains (losses)	$115,193	$112,542	$(107,300)	$390,161

	Roll Forward of Allowance for Credit Losses
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
		Foreign	Foreign			Foreign	Foreign
	Corporate	Government	Corporate		Corporate	Government	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total
Beginning Balance	$(19,398)	$-	$(527)	$(19,925)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(6)	-	-	(6)	(21,829)	(70)	(561)	(22,460)
Increases in allowance on previously
impaired securities	(5,354)	-	-	(5,354)	(5,909)	-	(211)	(6,120)
Decreases in allowance on previously
impaired securities	65	-	128	193	1,303	-	244	1,547
Reduction in allowance due to disposals	7,456	-	-	7,456	9,198	70	129	9,397

Balance as of September 30, 2020	$(17,237)	$-	$(399)	$(17,636)	$(17,237)	$-	$(399)	$(17,636)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds from sales of fixed maturity securities	$84,822	$213,132	$422,545	$2,220,440
Gross gains from sales	4,977	6,638	15,578	17,875
Gross losses from sales	(6,976)	(4,438)	(36,551)	(14,206)

Proceeds from sales of equity securities	$115,516	$35,925	$328,519	$184,898
Gross gains from sales	9,503	1,035	30,256	9,283
Gross losses from sales	(9,784)	(2,227)	(41,865)	(6,745)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Gross reserves beginning of period	$10,209,519	$10,167,018
Less reinsurance recoverables	(4,215,348)	(4,697,543)
Net reserves beginning of period	5,994,171	5,469,475
Incurred related to:
Current year	3,288,049	2,709,367
Prior years	(4,853)	28,044
Total incurred losses and LAE	3,283,196	2,737,411
Paid related to:
Current year	856,707	505,856
Prior years	1,275,408	1,600,956
Total paid losses and LAE	2,132,115	2,106,812

Foreign exchange/translation adjustment and cumulative adjustment due to adoption of ASU 2016-13	(5,954)	(2,720)

Net reserves end of period	7,139,298	6,097,354
Plus reinsurance recoverables	3,902,713	4,314,820
Gross reserves end of period	$11,042,011	$10,412,174

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $3,288,049 thousand for the nine months ended September 30, 2020 and $2,709,367 thousand for the nine months ended September 30, 2019, respectively.  The increase in current year incurred losses in 2020 compared to 2019 was primarily due to $104,831 thousand of incurred losses due to COVID-19 as well as the impact of the increase in premiums earned.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At September 30, 2020, $1,063,886 thousand of fixed maturities, market value and $3,748 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $805,061 thousand and all of the $3,748 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to evaluate these independent third party valuations.  The remaining Level 3 fixed maturities of $258,825 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.  At December 31, 2019, $702,331 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, $610,873 thousand and all of the $5,826 thousand of fixed maturities, fair value, were valued by investment managers’ valuation committees and a majority of these fair values were substantiated by valuations from independent third parties.  The remaining Level 3 fixed maturities of $91,458 thousand were fair valued by the Company at either par or amortized cost, which the Company believes approximates fair value.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2020 and December 31, 2019 of $591,681 thousand and $170,888 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, were categorized as Level 3 at September 30, 2020 and December 31, 2019, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$772,113	$-	$772,113	$-
Obligations of U.S. States and political subdivisions	542,283	-	542,283	-
Corporate securities	3,135,916	-	2,482,521	653,395
Asset-backed securities	1,249,156	-	844,367	404,789
Mortgage-backed securities
Commercial	423,039	-	423,039	-
Agency residential	719,282	-	719,282	-
Non-agency residential	334	-	334	-
Foreign government securities	690,648	-	690,648	-
Foreign corporate securities	1,043,916	-	1,038,214	5,702
Total fixed maturities, market value	8,576,687	-	7,512,801	1,063,886

Fixed maturities, fair value	3,748	-	-	3,748
Equity securities, fair value	1,010,264	946,928	63,336	-
Other invested assets, fair value	1,801,743	-	-	1,801,743

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2020.

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

In addition, $218,821 thousand and $209,578 thousand of investments within other invested assets on the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Corporate	Asset	Foreign		Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total	Securities	Backed Securities	Corporate	Total
Beginning balance	$651,186	$295,730	$6,274	$953,190	$546,939	$153,641	$1,751	$702,331
Total gains or (losses) (realized/unrealized)
Included in earnings	361	457	26	844	(101)	582	(71)	410
Included in other comprehensive income (loss)	(992)	5,028	126	4,162	(4,898)	7,238	86	2,426
Purchases, issuances and settlements	(1,349)	103,574	139	102,364	112,061	243,328	3,822	359,211
Transfers in and/or (out) of Level 3	4,189	-	(863)	3,326	(606)	-	114	(492)
Ending balance	$653,395	$404,789	$5,702	$1,063,886	$653,395	$404,789	$5,702	$1,063,886
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Corporate	Asset	Foreign		Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total	Securities	Backed Securities	Corporate	Total
Beginning balance	$472,229	$-	$2,093	$474,322	$376,250	$-	$7,744	$383,994
Total gains or (losses) (realized/unrealized)
Included in earnings	1,018	-	-	1,018	3,348	-	(119)	3,229
Included in other comprehensive income (loss)	(1,314)	644	-	(670)	1,130	644	-	1,774
Purchases, issuances and settlements	42,289	40,000	-	82,289	131,975	40,000	(5,532)	166,443
Transfers in and/or (out) of Level 3	3,176	-	-	3,176	4,695	-	-	4,695
Ending balance	$517,398	$40,644	$2,093	$560,135	$517,398	$40,644	$2,093	$560,135
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$4,431	$4,431	$5,826	$5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	1,371	1,371	(24)	(24)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	(2,054)	(2,054)	(2,054)	(2,054)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$3,748	$3,748	$3,748	$3,748
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-	$2,337	$2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	369	369
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	(2,706)	(2,706)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $3,326 thousand and ($492) thousand for the three and nine months ended September 30, 2020, respectively, and were $3,176 thousand and $4,695 thousand for the three and nine months ended September 30, 2019, respectively.  The transfers of $3,326 thousand during the three months ended September 30, 2020 were previously priced by a recognized pricing service and were subsequently priced using investment managers as of September 30, 2020.  The transfers of ($492) thousand during the nine months ended September 30, 2020 were related to securities that were previously priced using investment managers and were subsequently priced by a recognized pricing service as of September 30, 2020.  The transfers of $3,176 thousand and $4,695 thousand during 2019 were related to securities that were previously priced by a recognized pricing service and were subsequently priced using investment managers as of September 30, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by equity securities, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Equity securities
Balance, beginning of period	$9,877	$-	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	9,877	-
Transfers in and/or (out) of Level 3	(9,877)	-	(9,877)	-
Balance, end of period	$-	$-	$-	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for equity securities, fair value were ($9,877) thousand for both the three and nine months ended September 30, 2020.  The transfers of ($9,877) thousand during both the three and nine months ended September 30, 2020, were related to preferred stock in a private entity purchased during the second quarter of 2020 which was priced at cost as of June 30, 2020 and was subsequently priced based upon the book value of the underlying private entity  as of September 30, 2020.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Other invested assets, fair value:
Beginning balance	$1,786,003	$1,892,988	$1,982,582	$1,717,336
Total gains or (losses) (realized/unrealized)
Included in earnings	15,740	126,655	(180,839)	302,306
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,801,743	$2,019,642	$1,801,743	$2,019,642
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30, 2020	At December 31, 2019
(Dollars in thousands)
The Prudential	$141,488	$141,703
Unaffiliated life insurance company	34,441	35,082

7.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related temporary	$48,819	(10,247)	$38,572	$132,405	(27,807)	$104,598
URA(D) on securities - non-credit related OTTI	-	-	-	-	-	-
Reclassification of net realized losses (gains) included in net income (loss)	(3,343)	738	(2,605)	36,591	(7,767)	28,824
Foreign currency translation adjustments	18,239	(3,825)	14,414	(8,618)	1,835	(6,783)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,285	(480)	1,806	5,736	(1,205)	4,532
Total other comprehensive income (loss)	$66,000	$(13,814)	$52,187	$166,114	$(34,944)	$131,171

(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$30,803	$(6,443)	$24,360	$229,768	$(48,311)	$181,457
URA(D) on securities - OTTI	119	(25)	94	(581)	122	(459)
Reclassification of net realized losses (gains) included in net income (loss)	2,671	(586)	2,085	8,533	(1,606)	6,927
Foreign currency translation adjustments	3,641	(760)	2,881	6,286	(1,316)	4,970
Reclassification of amortization of net gain (loss) included in net income (loss)	1,726	(362)	1,364	4,640	(974)	3,666
Total other comprehensive income (loss)	$38,960	$(8,176)	$30,784	$248,646	$(52,085)	$196,561

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected line item within the
	September 30,		September 30,		statements of operations and
AOCI component	2020	2019	2020	2019	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(3,343)	$2,671	$36,591	$8,533	Other net realized capital gains (losses)
	738	(586)	(7,767)	(1,606)	Income tax expense (benefit)
	$(2,605)	$2,085	$28,824	$6,927	Net income (loss)
Benefit plan net gain (loss)	$2,285	$1,726	$5,736	$4,640	Other underwriting expenses
	(480)	(362)	(1,205)	(974)	Income tax expense (benefit)
	$1,806	$1,364	$4,532	$3,666	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance of URA (D) on securities	$222,068	$105,436	$124,612	$(55,950)
Current period change in URA (D) of investments - non-credit related	35,967	26,446	133,422	188,385
Current period change in URA (D) of investments - non-credit OTTI	-	94	-	(459)
Ending balance of URA (D) on securities	258,034	131,976	258,034	131,976

Beginning balance of foreign currency translation adjustments	(6,931)	(797)	14,267	(2,886)
Current period change in foreign currency translation adjustments	14,414	2,880	(6,783)	4,969
Ending balance of foreign currency translation adjustments	7,483	2,083	7,483	2,083

Beginning balance of benefit plan net gain (loss)	(71,829)	(65,116)	(74,556)	(67,418)
Current period change in benefit plan net gain (loss)	1,806	1,364	4,532	3,666
Ending balance of benefit plan net gain (loss)	(70,023)	(63,752)	(70,023)	(63,752)

Ending balance of accumulated other comprehensive income (loss)	$195,495	$70,307	$195,495	$70,307

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At September 30, 2020, the total amount on deposit in the trust account was $849,953 thousand.

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

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On April 24, 2014, Kilimanjaro issued $450,000 thousand of notes (“Series 2014-1 Notes”). The $450,000 thousand of Series 2014-1 Notes were fully redeemed on April 30, 2018 and are no longer outstanding.  On November 18, 2014, Kilimanjaro issued $500,000 thousand of notes (“Series 2014-2 Notes”). The $500,000 thousand of Series 2014-2 Notes were fully redeemed in November 2019 and are no longer outstanding. On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes).  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes) and $300,000 thousand of notes (“Series 2017-2 Notes). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). On December 12, 2019 Kilimanjaro issued $425,000 thousand of notes (“Series 2019-1 Notes”) and $425,000 thousand of notes (“Series 2019-2 Notes’”). The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

9.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2020		December 31, 2019
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
Senior notes	06/05/2014	06/01/2044	400,000	$397,164	$460,252	$397,074	$452,848

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		NIne Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense incurred	$4,868	$4,868	$14,604	$14,604

In addition to the above senior notes outstanding, Holdings issued $1,000,000 thousand of 30 year senior notes on October 7, 2020 at an interest rate of 3.5%.  These senior notes will mature on October 15, 2050 and will pay interest semi-annually on April 15th and October 15th of each year.

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					September 30, 2020		December 31, 2019
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$223,649	$191,301	$236,758	$233,191

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for August 17, 2020 to November 15, 2020 is 2.67%.

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

The Company repurchased and retired $0 thousand and $13,183 thousand of its outstanding long term subordinated notes during the three and nine months ended September 30, 2020, respectively.  The Company realized a gain of $0 thousand and $2,536 thousand from the repurchase of the long term subordinated notes during the three and nine months ended September 30, 2020, respectively.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		NIne Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest expense incurred	$1,587	$2,881	$6,126	$8,892

11.  FEDERAL HOME LOAN BANK MEMBERSHIP

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets.  As of September 30, 2020, Everest Re had admitted assets of approximately $14,667,099 thousand which provides borrowing capacity of up to approximately $1,466,709 thousand.

On August 31, 2020, Everest Re borrowed $90,000 thousand under its FHLBNY available capacity.  The $90,000 thousand collateralized borrowing has interest payable at a rate of 0.35% and will mature on

November 30, 2020. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2020	2019	2020	2019
Lease expense incurred:
Operating lease cost	$7,591	$4,791	$22,263	$14,146

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Operating lease right of use assets	$139,972	$152,978
Operating lease liabilities	153,322	160,387

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2020	2019	2020	2019
Operating cash flows from operating leases	$(4,538)	$(4,297)	$(13,396)	$(12,914)

	At September 30, 2020	At December 31, 2019
Weighted average remaining operating lease term	12.6 years	12.8 years
Weighted average discount rate on operating leases	4.03%	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)
Remainder of 2020	$4,582
2021	16,181
2022	18,615
2023	18,202
2024	18,208
2025	15,217
Thereafter	116,149
Undiscounted lease payments	207,154
Less: present value adjustment	53,832
Total operating lease liability	$153,322

On July 2, 2019, the Company entered into a lease agreement to relocate its corporate offices from Liberty Corner, New Jersey to a corporate complex in Warren, New Jersey.  The new lease, which covers approximately 315,000 square feet of office space, was effective October 1, 2019 and runs through 2036.  The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year.  The

Company expects to relocate the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex during 2021.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
Reinsurance	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross written premiums	$1,473,266	$1,297,228	$3,906,355	$3,464,773
Net written premiums	1,296,107	1,141,437	3,403,090	2,955,349

Premiums earned	$1,153,740	$996,545	$3,223,608	$2,852,045
Incurred losses and LAE	936,904	800,711	2,250,270	1,935,706
Commission and brokerage	265,095	297,499	818,282	793,027
Other underwriting expenses	35,697	30,406	92,143	79,822
Underwriting gain (loss)	$(83,956)	$(132,071)	$62,913	$43,490

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross written premiums	$591,695	$592,775	$1,971,818	$1,798,149
Net written premiums	429,594	428,518	1,462,869	1,326,714

Premiums earned	$461,717	$431,855	$1,424,814	$1,222,432
Incurred losses and LAE	340,947	297,382	1,032,926	801,705
Commission and brokerage	57,309	60,182	182,925	169,647
Other underwriting expenses	73,669	65,287	212,562	177,604
Underwriting gain (loss)	$(10,208)	$9,004	$(3,599)	$73,476

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Underwriting gain (loss)	$(94,164)	$(123,067)	$59,314	$116,966
Net investment income	135,428	95,592	244,782	270,835
Net realized capital gains (losses)	115,193	112,542	(107,300)	390,161
Corporate expense	(4,206)	(3,183)	(11,441)	(7,353)
Interest, fee and bond issue cost amortization expense	(6,535)	(7,802)	(20,917)	(27,314)
Other income (expense)	(1,790)	(2,673)	(11,410)	(8,459)
Income (loss) before taxes	$143,926	$71,409	$153,028	$734,836

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Canada gross written premiums	$65,785	$52,136	$200,443	$138,392

No other country represented more than 5% of the Company’s revenues.

14.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $300,000 thousand long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. The Company recognized interest income related to this long term note of $1,296 thousand and $0 thousand for the three months ended September 30, 2020 and 2019, respectively and $3,859 thousand and $0 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Ceded written premiums	$32,224	$14,660	$94,393	$85,667
Ceded earned premiums	32,273	16,510	94,587	85,632
Ceded losses and LAE	12,573	(16,836)	2,622	(8,521)

	Three Months Ended		Nine Months Ended
Everest International	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Ceded written premiums	$-	$-	$-	$-
Ceded earned premiums	-	-	-	-
Ceded losses and LAE	-	10	16	(26)

	Three Months Ended		Nine Months Ended
Everest Canada	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Assumed written premiums	$-	$-	$1	$-
Assumed earned premiums	-	-	(7)	-
Assumed losses and LAE	(1,709)	(1,633)	(1,059)	(938)

	Three Months Ended		Nine Months Ended
Lloyd's Syndicate 2786	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Assumed written premiums	$(1,743)	$24	$(4,144)	$(8,702)
Assumed earned premiums	(1,743)	850	(3,926)	(16,380)
Assumed losses and LAE	293	1,141	(331)	(2,386)

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

	Three Months Ended		Nine Months Ended
Mt. Logan Re Segregated Accounts	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Ceded written premiums	$74,215	$79,152	$211,429	$193,664
Ceded earned premiums	62,543	69,942	202,810	176,576
Ceded losses and LAE	68,879	81,136	143,179	145,918
Assumed written premiums	-	-	-	-
Assumed earned premiums	-	-	-	-
Assumed losses and LAE	-	-	-	-

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$2,040	$2,064	$8,092	$6,616
Interest cost	2,562	2,928	7,608	8,788
Expected return on plan assets	(5,197)	(4,492)	(15,591)	(14,523)
Amortization of net (income) loss	2,462	1,909	6,137	5,111
Settlement charge	871	102	871	309
Net periodic benefit cost	$2,738	$2,511	$7,117	$6,301

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$311	$245	$763	$818
Interest cost	215	245	644	835
Amortization of prior service cost	(177)	(144)	(401)	(433)
Amortization of net (income) loss	-	(39)	-	(39)
Net periodic benefit cost	$349	$307	$1,006	$1,181

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2020 and 2019, respectively.

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

17.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. In October and November 2020, Hurricanes Delta, Zeta and Eta impacted the Caribbean and southeastern United States.  Due to the recentness of these events, the Company is unable to estimate the amount of losses at this time.  However, the Company anticipates that the losses from these events will adversely impact its fourth quarter 2020 financial statements.

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

The pandemic has caused significant volatility in the global financial markets.  Interest rates plummeted, credit spreads widened and the equity markets lost value.  We saw our fixed maturity and equity portfolios decline in value resulting in realized and unrealized investment losses in our March 31, 2020 financial statements.  However, the financial markets rebounded during the second and third quarters and we recognized after-tax unrealized gains of $283.1 million in these periods. Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses.

There will also be a negative impact on future industry underwriting results. With the closing of non-essential businesses, there has been a significant decline in business activity.  To the extent that premiums are based on business activity, there will be a decline in premium volume.  Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location.  For the quarter ended September 30, 2020, our underwriting results include $31.1 million of estimated losses related to the pandemic and $104.8 million for the nine months ended September 30, 2020.  We anticipate this Pandemic could have a meaningful impact on our revenue, as well as net and operating income in future quarters as a result of reinsurance and insurance claims due to the pandemic and resulting macro-economic market conditions.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2020	2019	(Decrease)	2020	2019	(Decrease)
Gross written premiums	$2,065.0	$1,890.0	9.3%	$5,878.2	$5,262.9	11.7%
Net written premiums	1,725.7	1,570.0	9.9%	4,866.0	4,282.1	13.6%

REVENUES:
Premiums earned	$1,615.5	$1,428.4	13.1%	4,648.4	$4,074.5	14.1%
Net investment income	135.4	95.6	41.7%	$244.8	270.8	-9.6%
Net realized capital gains (losses)	115.2	112.6	2.4%	(107.3)	390.2	-127.5%
Other income (expense)	(1.8)	(2.7)	-33.1%	(11.4)	(8.5)	34.1%
Total revenues	1,864.3	1,633.9	14.1%	4,774.5	4,727.0	1.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,277.9	1,098.1	16.4%	3,283.2	2,737.4	19.9%
Commission, brokerage, taxes and fees	322.4	357.7	-9.9%	1,001.2	962.7	4.0%
Other underwriting expenses	109.4	95.7	14.3%	304.7	257.4	18.4%
Corporate expense	4.2	3.2	32.2%	11.4	7.4	55.6%
Interest, fee and bond issue cost amortization expense	6.5	7.8	-16.2%	20.9	27.3	-23.4%
Total claims and expenses	1,720.4	1,562.5	10.1%	4,621.5	3,992.2	15.8%

INCOME (LOSS) BEFORE TAXES	143.9	71.4	101.6%	153.0	734.8	-79.2%
Income tax expense (benefit)	24.1	10.3	134.8%	(12.8)	141.2	-109.1%
NET INCOME (LOSS)	$119.8	$61.1	96.0%	165.9	$593.7	-72.1%

RATIOS:			Point Change			Point Change
Loss ratio	79.1%	76.9%	2.2	$70.6%	67.2%	3.4
Commission and brokerage ratio	20.0%	25.0%	(5.0)	21.5%	23.6%	(2.1)
Other underwriting expense ratio	6.7%	6.7%	-	6.6%	6.3%	0.3
Combined ratio	105.8%	108.6%	(2.8)	98.7%	97.1%	1.6

	At	At	Percentage
	September 30,	December 31,	Increase/
(Dollars in millions)	2020	2019	(Decrease)
Balance sheet data:
Total investments and cash	$13,821.6	$11,956.3	15.6%
Total assets	21,485.5	19,706.2	9.0%
Loss and loss adjustment expense reserves	11,042.0	10,209.5	8.2%
Total debt	710.8	633.8	12.1%
Total liabilities	15,329.8	13,848.8	10.7%
Stockholder's equity	6,155.7	5,857.4	5.1%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 9.3% to $2,065.0 million for the three months ended September 30, 2020, compared to $1,890.0 million for the three months ended September 30, 2019, reflecting a $176.0 million, or 13.6%, increase in our reinsurance business while our insurance business remained basically flat with a slight decline of $1.1 million. The increase in reinsurance premiums was mainly due to the increase in treaty casualty writings, treaty property business and facultative business. Gross written premiums increased by 11.7% to $5,878.2 million for the nine months ended September 30, 2020, compared to $5,262.9 million for the nine months ended September 30, 2019, reflecting a $441.6 million, or 12.7%, increase in our reinsurance business and a $173.7 million, or 9.7%, increase in our insurance business.  The increase in reinsurance premiums was mainly due to increases in treaty casualty writings and property business. The rise in insurance premiums was primarily due to increases in many lines of business, including property, casualty and accident and health.

Net written premiums increased by 9.9% to $1,725.7 million for the three months ended September 30, 2020, compared to $1,570.0 million for the three months ended September 30, 2019 and increased by 13.6% to $4,866.0 million for the nine months ended September 30, 2020, compared to $4,282.1 million for the nine months ended September 30, 2019. The differences between the changes in gross written premiums compared to the changes in net written premiums are primarily due to varying utilization of reinsurance. Premiums earned increased by 13.1% to $1,615.5 million for the three months ended September 30, 2020, compared to $1,428.4 million for the three months ended September 30, 2019 and increased by 14.1% to $4,648.4 million for the nine months ended September 30, 2020, compared to $4,074.5 million for the nine months ended September 30, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 41.7% to $135.4 million for the three months ended September 30, 2020 compared with net investment income of $95.6 million for the three months ended September 30, 2019. This increase was primarily the result of an increase in limited partnership income, as the improvement in the equity markets during the second quarter had a positive impact on the limited partnership valuations, and we had higher income from our growing fixed income portfolio. Net investment income decreased 9.6% to $244.8 million for the nine months ended September 30, 2020 compared with net investment income of $270.8 million for the nine months ended September 30, 2019. This decrease in income was primarily the result of losses from our limited partnerships in the second quarter, partially offset by higher income from our growing fixed maturity portfolio.  Net pre-tax investment income as a percentage of average invested assets was 4.3% and 3.4% for the three months ended September 30, 2020 and 2019, respectively and was 2.6% and 3.3% for the nine months ended September 30, 2020 and 2019, respectively.

Net Realized Capital Gains (Losses).  Net realized capital gains were $115.2 million and $112.6 million for the three months ended September 30, 2020 and 2019, respectively. The net realized capital gains of $115.2 million for the three months ended September 30, 2020, were comprised of $113.4 million of gains from fair value re-measurements, resulting primarily from increases in equity security valuations which further rebounded from declines in the first quarter of 2020, and $2.3 million from a decline in net allowances for credit losses partially offset by 0.5 million of losses from sales of investments. The net realized capital gains of $112.6 million for the three months ended September 30, 2019 were comprised of $116.4 million of gains from fair value re-measurements and 3.1 million of gains from sales of investments, partially offset by $7.0 million of other than temporary impairments.

Net realized capital losses were $107.3 million and net realized capital gains were $390.2 million for the nine months ended September 30, 2020 and 2019, respectively.  The net realized capital losses of $107.3 million for the nine months ended September 30, 2020 were comprised of $58.1 million of losses from fair value re-measurements, $31.6 million of losses from sales of investments and $17.6 million of net allowances for credit losses. The net realized capital gains of $390.2 million for the nine months ended September 30, 2019 were comprised of $395.6 million of gains from fair value re-measurements and $8.7 million of net gains from sales of investments, partially offset by $14.2 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other expense of $1.8 million and $2.7 million for the three months ended September 30, 2020 and 2019. We recorded other expense of $11.4 million and $8.5 million for the nine months ended September 30, 2020 and 2019, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$980.8	60.7%		$-	0.0%		$980.8	60.7%
Catastrophes	300.2	18.6%		(3.2)	-0.2%		297.0	18.4%
Total	$1,281.1	79.3%		$(3.2)	-0.2%		$1,277.9	79.1%
2019
Attritional	$814.6	57.0%		$(13.4)	-0.9%		$801.2	56.1%
Catastrophes	279.5	19.6%		17.4	1.2%		296.9	20.8%
Total	$1,094.1	76.6%		$4.0	0.3%		$1,098.1	76.9%
Variance 2020/2019
Attritional	$166.2	3.7	pts	$13.4	0.9	pts	$179.6	4.6	pts
Catastrophes	20.7	(1.0)	pts	(20.6)	(1.4)	pts	0.1	(2.4)	pts
Total	$187.0	2.7	pts	$(7.2)	(0.5)	pts	$179.8	2.2	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$2,943.2	63.3%		$(1.0)	0.0%		$2,942.2	63.3%
Catastrophes	344.9	7.4%		(3.9)	-0.1%		341.0	7.3%
Total	$3,288.0	70.7%		$(4.9)	-0.1%		$3,283.2	70.6%
2019
Attritional	$2,405.0	59.0%		$(27.2)	-0.7%		$2,377.8	58.4%
Catastrophes	304.4	7.5%		55.3	1.4%		359.6	8.8%
Total	$2,709.4	66.5%		$28.1	0.7%		$2,737.4	67.2%
Variance 2020/2019
Attritional	$538.2	4.3	pts	$26.2	0.7	pts	$564.4	4.9	pts
Catastrophes	40.5	(0.1)	pts	(59.2)	(1.5)	pts	(18.6)	(1.5)	pts
Total	$578.6	4.2	pts	$(33.0)	(0.8)	pts	$545.8	3.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 16.4% to $1,277.9 million for the three months ended September 30, 2020 compared to $1,098.1 million for the three months ended September 30, 2019, primarily due to an increase of $166.2 million in current year attritional losses, related to $31.1 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, an increase of $20.7 million in current year catastrophe losses and $13.4 million less of favorable development on prior years attritional losses in 2020 compared to 2019.  The increase in incurred losses was partially offset by a $20.6 million improvement in development on prior years catastrophe losses. The current year catastrophe losses of $300.2 million for the three months ended September 30, 2020 related to Hurricane Laura ($122.4 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Hurricane Sally ($24.6 million), Oregon wildfires ($21.0 million), Hurricane Isaias ($19.9 million), the Derecho storms ($15.1 million), Calgary storms in Canada ($15.0 million), the U.S. Civil Unrest ($2.4 million) and the Nashville tornadoes ($2.3 million), partially offset by a reduction in the loss estimate for the Australia East Coast Storm ($3.2 million) and the 2020 Australia fires ($1.3 million). The current year catastrophe losses of $279.5 million for the three months ended September 30, 2019, mainly related to Hurricane Dorian ($154.5 million) and Typhoon Faxai ($126.0 million).

Incurred losses and LAE increased by 19.9% to $3,283.2 million for the nine months ended September 30, 2020 compared to $2,734.4 million for the nine months ended September 30, 2019, primarily due to an increase of $538.2 million in current year attritional losses, related primarily to $104.8 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned , an increase of $40.5 million in current year catastrophe losses and $26.2 million less of favorable development on prior years attritional losses in 2020 compared to 2019.  The increase in incurred losses was partially offset by a $59.2 million improvement in development on prior years catastrophe losses in 2020 compared to 2019.  The current year catastrophe losses of $344.9 million for the nine months ended September 30, 2020 related to Hurricane Laura ($122.4 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Hurricane Sally ($24.6 million), Oregon wildfires ($21.0 million), Hurricane Isaias ($19.9 million), the U.S. Civil Unrest ($17.4 million),  the Derecho storms ($15.1 million), the Nashville tornadoes ($15.1 million), the Calgary storms in Canada ($15.0 million), the Australia East Coast storm ($6.8 million) and the 2020 Australia fires ($5.6 million). The current year catastrophe losses of $304.4 million for the nine months ended September 30, 2019 are primarily due to Hurricane Dorian ($154.5 million) Typhoon Faxai ($126.0 million) and the Townsville monsoon in Australia ($23.9 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased to $322.4 million for the three months ended September 30, 2020 compared to $357.7 million for the three months ended September 30, 2019. The decrease was mainly due to the impact of the commutation of a multi-year contract in 2019 which increased the level of prior year commission expense and changes in affiliated reinsurance agreements. Commission, brokerage, taxes and fees increased to $1,001.2 million for the nine months ended September 30, 2020 compared to $962.7 million  for the nine months ended September 30, 2019.  The increase was mainly due to the impact of the increases in premiums earned and changes in affiliated reinsurance agreements.

Other Underwriting Expenses. Other underwriting expenses increased to $109.4 million for the three months ended September 30, 2020 compared to $95.7 million for the three months ended September 30, 2019. Other underwriting expenses increased to $304.7 million for the nine months ended September 30, 2020 compared to $257.4 million for the nine months ended September 30, 2019. These increases were mainly due to changes in affiliated reinsurance agreements, impact of increases in premium earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $4.2 million from $3.2 million for the three months ended September 30, 2020 and 2019, respectively, and increased to $11.4 million from $7.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increases were mainly due to costs associated with the relocation of our U.S. headquarters.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $6.5 million and $7.8 million for the three months ended September 30, 2020 and 2019, respectively. Interest, fees and other bond amortization expense was $20.9 million and $27.3 million for the nine months ended September 30, 2020 and 2019, respectively. The decreases in expense were primarily due to interest expense on the $300.0 million affiliated loan agreement with Bermuda Re in 2019 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.67% as of September 30, 2020.

Income Tax Expense (Benefit).  We had an income tax expense of $24.1 million and an income tax benefit of $12.8 million for the three and nine months ended September 30, 2020, respectively. We had an income tax expense of $10.3 million and $141.2 million for the three and nine months ended September 30, 2019, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions.  The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 results primarily from higher investment income and realized investment gains, partially offset by the estimated incurred losses from the COVID-19 pandemic.  The change in income tax for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to the estimated incurred losses from the COVID-19 pandemic and the beneficial tax impact from the Coronavirus Aid, Relief and Economic Securities Act (“the CARES Act”).

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

Net Income (Loss).

Our net income was $119.8 million and $61.1 million, for the three months ended September 30, 2020 and 2019 respectively. Our net income was $165.9 million and $593.7 million, for the nine months ended September 30, 2020 and 2019 respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 2.8 points to 105.8% for the three months ended September 30, 2020 compared to 108.6% for the three months ended September 30, 2019, and increased by 1.6 points to 98.7% for the nine months ended September 30, 2020 compared to 97.1% for the nine months ended September 30, 2019.  The loss ratio component increased by 2.2 points and 3.4 points in for the three and nine months ended September 30, 2020, respectively, over the same period last year mainly due to higher attritional losses due to COVID-19. The commission and brokerage ratio component decreased to 20.0% for the three months ended September 30, 2020 compared to 25.0% for the three months ended September 30, 2019, and decreased to 21.5% for the nine months ended September 30, 2020 compared to 23.6% for the nine months ended September 30, 2019, reflecting the impact of the commutation of a multi-year contract in 2019 which increased the commission ratio, the impact of changes in affiliated reinsurance agreements and the impact of changes in the mix of business.  The other underwriting expense ratio remained flat at 6.7% for the three months ended September 30, 2020 and 2019 and increased slightly to 6.6% for the nine months ended September 30, 2020 from 6.3% for the nine months ended September 30, 2019.  The increase for the nine month period was mainly due to the impact of changes in affiliated reinsurance contracts.

Stockholder's Equity.

Stockholder’s equity increased by $298.3 million to $6,155.7 million at September 30, 2020 from $5,857.4 million at December 31, 2019, principally as a result of $165.9 million of net income, $133.4 million of net unrealized depreciation on investments, net of tax, $4.5 million of net benefit plan obligation adjustments and $0.9 million of cumulative adjustment from the adoption of ASU-2016-13, partially offset by $6.8 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 41.7% to $135.4 million for the three months ended September 30, 2020 compared to $95.6 million for the three months ended September 30, 2019. This increase was primarily the result of an increase in limited partnership income, as the improvement in the equity markets during the second quarter had a positive impact on the limited partnership valuations, and we had higher income from our growing fixed income portfolio. Net investment income decreased by 9.6% to $244.8 million for the nine months ended September 30, 2020 compared to $270.8 million for the nine months ended September 30, 2019. This decrease in income was primarily the result of losses from our limited partnerships in the second quarter, partially offset by higher income from our growing fixed maturity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Fixed maturities	$78.3	$68.2	$227.3	$200.6
Equity securities	2.5	1.9	6.1	5.7
Short-term investments and cash	0.5	2.2	2.6	8.1
Other invested assets
Limited partnerships	35.9	15.1	2.4	38.3
Dividends from preferred shares of affiliate	7.8	7.8	23.3	23.3
Other	14.7	7.3	(1.3)	13.6
Gross investment income before adjustments	139.7	102.5	260.4	289.6
Funds held interest income (expense)	0.9	1.1	5.1	5.4
Interest income from Parent	1.3	-	3.9	-
Gross investment income	141.8	103.6	269.3	295.0
Investment expenses	(6.4)	(8.0)	(24.5)	(24.2)
Net investment income	$135.4	$95.6	$244.8	$270.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2020	2019
Imbedded pre-tax yield of cash and invested assets	3.2%	3.5%
Imbedded after-tax yield of cash and invested assets	2.5%	2.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Annualized pre-tax yield on average cash and invested assets	4.3%	3.4%	2.6%	3.3%
Annualized after-tax yield on average cash and invested assets	3.4%	2.7%	2.1%	2.6%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2020	2019	Variance	2020	2019	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$5.0	$6.6	$(1.6)	$15.6	$17.5	$(1.9)
Losses	(5.0)	(4.5)	(0.5)	(34.6)	(14.2)	(20.4)
Total	-	2.1	(2.1)	(19.0)	3.3	(22.3)
Fixed maturity securities, fair value
Gains	-	-	-	-	0.4	(0.4)
Losses	(2.0)	-	(2.0)	(2.0)	-	(2.0)
Total	(2.0)	-	(2.0)	(2.0)	0.4	(2.4)
Equity securities, fair value
Gains	9.5	1.1	8.4	30.3	9.3	21.0
Losses	(9.8)	(2.2)	(7.6)	(41.9)	(6.7)	(35.2)
Total	(0.3)	(1.1)	0.8	(11.6)	2.6	(14.2)
Other invested assets
Gains	1.4	2.6	(1.2)	6.0	2.9	3.1
Losses	(0.3)	(0.5)	0.2	(5.9)	(0.6)	(5.3)
Total	1.1	2.1	(1.0)	0.1	2.3	(2.2)
Short Term Investments:
Gains	0.8	-	0.8	1.0	0.1	0.9
Losses	-	-	-	-	-	-
Total	0.8	-	0.8	1.0	0.1	0.9
Total net realized gains (losses) from sales
Gains	16.7	10.3	6.4	52.9	30.2	22.7
Losses	(17.1)	(7.2)	(9.9)	(84.4)	(21.5)	(62.9)
Total	(0.5)	3.1	(3.6)	(31.6)	8.7	(40.3)

Allowances for credit losses:	2.3	-	2.3	(17.6)	-	(17.6)

Other than temporary impairments:	-	(7.0)	7.0	-	(14.2)	14.2

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	3.3	-	3.3	1.9	-	1.9
Equity securities, fair value	94.3	(10.3)	104.6	120.8	93.3	27.5
Other invested assets, fair value	15.8	126.7	(110.9)	(180.8)	302.3	(483.1)
Total	113.4	116.4	(3.0)	(58.1)	395.6	(453.7)

Total net realized gains (losses)	$115.2	$112.6	$2.6	$(107.3)	$390.2	$(497.5)

(Some amounts may not reconcile due to rounding.)

Net Realized Capital Gains (Losses). Net realized capital gains were $115.2 million and $112.6 million for the three months ended September 30, 2020 and 2019, respectively. The net realized capital gains of $115.2 million for the three months ended September 30, 2020, were comprised of $113.4 million of gains from fair value re-measurements, resulting primarily from increases in equity security valuations which further rebounded from declines in the first quarter of 2020, and $2.3 million from a decline in net allowances for credit losses partially offset by 0.5 million of losses from sales of investments. The net realized capital gains of $112.6 million for the three months ended September 30, 2019 were comprised of $116.4 million of gains from fair value re-measurements and 3.1 million of gains from sales of investments, partially offset by $7.0 million of other than temporary impairments.

Net realized capital losses were $107.3 million and net realized capital gains were $390.2 million for the nine months ended September 30, 2020 and 2019, respectively.  The net realized capital losses of $107.3 million for the nine months ended September 30, 2020 were comprised of $58.1 million of losses from fair value re-measurements, $31.6 million of losses from sales of investments and $17.6 million of net allowances for credit losses. The net realized capital gains of $390.2 million for the nine months ended September 30, 2019 were comprised of $395.6 million of gains from fair value re-measurements and $8.7 million of net gains from sales of investments, partially offset by $14.2 million of other-than-temporary impairments.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Gross written premiums	$1,473.3	$1,297.2	$176.1	13.6%	$3,906.4	$3,464.8	$441.6	12.7%
Net written premiums	1,296.1	1,141.4	154.7	13.6%	3,403.1	2,955.3	447.8	15.2%

Premiums earned	$1,153.7	$996.5	$157.2	15.8%	$3,223.6	$2,852.0	$371.6	13.0%
Incurred losses and LAE	936.9	800.7	136.2	17.0%	2,250.3	1,935.7	314.6	16.3%
Commission and brokerage	265.1	297.5	(32.4)	-10.9%	818.3	793.0	25.3	3.2%
Other underwriting expenses	35.7	30.4	5.3	17.4%	92.1	79.8	12.3	15.4%
Underwriting gain (loss)	$(84.0)	$(132.1)	$48.1	-36.4%	$62.9	$43.5	$19.4	44.6%

				Point Chg				Point Chg
Loss ratio	81.2%	80.3%		0.9	69.8%	67.9%		1.9
Commission and brokerage ratio	23.0%	29.9%		(6.9)	25.4%	27.8%		(2.4)
Other underwriting ratio	3.1%	3.1%		-	2.8%	2.8%		-
Combined ratio	107.3%	113.3%		(6.0)	98.0%	98.5%		(0.5)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 13.6% to $1,473.3 million for the three months ended September 30, 2020 from $1,297.2 million for the three months ended September 30, 2019 primarily due to increases in casualty writings and treaty property business. Net written premiums increased by 13.6% to $1,296.1 million for the three months ended September 30, 2020 compared to $1,141.4 million for the three months ended September 30, 2019, which is consistent with the change in gross written premiums. Premiums earned increased 15.8% to $1,153.7 million for the three months ended September 30, 2020 compared to $996.5 million for the three months ended September 30, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 12.7% to $3,906.4 million for the nine months ended September 30, 2020 from $3,464.8 million for the nine months ended September 30, 2019 primarily due to increases in casualty writings and treaty property business. Net written premiums increased by 15.2% to $3,403.1 million for the nine months ended September 30, 2020 compared to $2,955.3 million for the nine months ended September 30, 2019. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased 13.0% to $3,223.6 million for the nine months ended September 30, 2020 compared to $2,852.0 million for the nine months ended September 30, 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$677.2	58.7%		$-	0.0%		$677.2	58.7%
Catastrophes	262.7	22.8%		(3.0)	-0.3%		259.7	22.5%
Total segment	$939.9	81.5%		$(3.0)	-0.3%		$936.9	81.2%
2019
Attritional	$524.9	52.7%		$(14.7)	-1.5%		$510.2	51.2%
Catastrophes	275.5	27.6%		15.0	1.5%		290.5	29.1%
Total segment	$800.4	80.3%		$0.2	0.0%		$800.7	80.3%
Variance 2020/2019
Attritional	$152.3	6.0	pts	$14.7	1.5	pts	$167.0	7.5	pts
Catastrophes	(12.8)	(4.8)	pts	(18.0)	(1.8)	pts	(30.8)	(6.6)	pts
Total segment	$139.5	1.2	pts	$(3.3)	(0.3)	pts	$136.2	0.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$1,967.2	61.0%		$(0.6)	0.0%		$1,966.6	61.0%
Catastrophes	286.9	8.9%		(3.2)	-0.1%		283.7	8.8%
Total segment	$2,254.1	69.9%		$(3.8)	-0.1%		$2,250.3	69.8%
2019
Attritional	$1,594.4	55.9%		$(9.9)	-0.3%		$1,584.6	55.6%
Catastrophes	300.4	10.5%		50.8	1.8%		351.2	12.3%
Total segment	$1,894.8	66.4%		$40.9	1.5%		$1,935.7	67.9%
Variance 2020/2019
Attritional	$372.8	5.1	pts	$9.3	0.3	pts	$382.0	5.4	pts
Catastrophes	(13.5)	(1.6)	pts	(54.0)	(1.9)	pts	(67.5)	(3.5)	pts
Total segment	$359.3	3.5	pts	$(44.7)	(1.6)	pts	$314.6	1.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 17.0% to $936.9 million for the three months ended September 30, 2020 compared to $800.7 million for the three months ended September 30, 2019.  The increase was primarily due to an increase of $152.3 million in current year attritional losses, primarily related to $27.1 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as $14.7 million less of favorable development on prior years attritional losses in 2020 compared to 2019. The increase in incurred losses was partially offset by a decline of $12.8 million in current year catastrophe losses and $18.0 million of improvement in development on prior years catastrophe losses in 2020 compared to 2019. The $262.7 million of current year catastrophe losses for the three months ended September 30, 2020 related to Hurricane Laura ($107.4 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Oregon wildfires ($21.0 million), Hurricane Isaias ($17.9 million), the Derecho storms ($13.1 million), Calgary storms in Canada ($12.5 million), Hurricane Sally ($8.6 million), the U.S. Civil Unrest ($2.4 million) and the Nashville tornadoes ($2.3 million), partially offset by a reduction in the loss estimate for the Australia East Coast storm ($3.2 million) and the 2020 Australia fires ($1.3 million). The current year catastrophe losses of $275.5 million for the three months ended September 30, 2019 related to Hurricane Dorian ($150.5 million) and Typhoon Faxai ($126.0 million)..

Incurred losses increased by 16.3% to $2,250.3 million for the nine months ended September 30, 2020 compared to $1,935.7 million for the nine months ended September 30, 2019.  The increase was primarily due to an increase of $372.8 million in current year attritional losses, primarily related to $72.6 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as $9.3 million less of favorable development on prior years attritional losses in 2020 compared to 2019. The increase in incurred losses was partially offset by a decline of $13.5 million in current year catastrophe losses and $54.0 million of improvement in development on prior years catastrophe losses in 2020 compared to 2019. The current year catastrophe losses of $286.9 million for the nine months ended September 30, 2020 primarily related to Hurricane Laura ($107.4 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Oregon wildfires ($21.0 million), Hurricane Isaias ($17.9 million), , the Derecho storms ($13.1 million), the Nashville tornadoes ($9.6 million), the Calgary storms in Canada ($12.5 million), Hurricane Sally ($8.6 million), the Australia East Coast storm ($6.8 million), the 2020 Australia fires ($5.6 million) and the U.S. Civil Unrest ($2.4 million),. The current year catastrophe losses of $300.4 million for the nine months ended September 30, 2019 mainly related to Hurricane Dorian ($150.5 million), Typhoon Faxai ($126.0 million), and the Townsville monsoon in Australia ($23.9 million).

Segment Expenses.  Commission and brokerage decreased to $265.1 million for the three months ended September 30, 2020 compared to $297.5 million for the three months ended September 30, 2019. The decrease was mainly due to the impact of the commutation of a multi-year contract in 2019 which increased prior year commission expense and the impact of changes in affiliated reinsurance agreements. Commission and brokerage increased to $818.3 million for the nine months ended September 30, 2020 compared to $793.0 million for the nine months ended September 30, 2019. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $35.7 million for the three months ended September 30, 2020 from $30.4 million for the three months ended September 30, 2019. Segment other underwriting expenses increased to $92.1 million for the nine months ended September 30, 2020 from $79.8 million for the nine months ended September 30, 2019. These were mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Gross written premiums	$591.7	$592.8	$(1.1)	-0.2%	$1,971.8	$1,798.1	$173.7	9.7%
Net written premiums	429.6	428.5	1.1	0.3%	1,462.9	1,326.7	136.2	10.3%

Premiums earned	$461.7	$431.9	$29.9	6.9%	$1,424.8	$1,222.4	$202.4	16.6%
Incurred losses and LAE	340.9	297.4	43.6	14.7%	1,032.9	801.7	231.2	28.8%
Commission and brokerage	57.3	60.2	(2.9)	-4.8%	182.9	169.6	13.3	7.8%
Other underwriting expenses	73.7	65.3	8.4	12.9%	212.6	177.6	35.0	19.7%
Underwriting gain (loss)	$(10.2)	$9.0	$(19.2)	-213.2%	$(3.6)	$73.5	$(77.1)	104.9%

				Point Chg				Point Chg
Loss ratio	73.8%	68.9%		4.9	72.5%	65.6%		6.9
Commission and brokerage ratio	12.4%	13.9%		(1.5)	12.8%	13.9%		(1.1)
Other underwriting ratio	16.0%	15.1%		0.9	15.0%	14.5%		0.5
Combined ratio	102.2%	97.9%		4.3	100.3%	94.0%		6.3

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums remained basically flat at $591.7 million for the three months ended September 30, 2020 compared to $592.8 million for the three months ended September 30, 2019.  Net written premiums increased by 0.3% to $429.6 million for the three months ended September 30, 2020 compared to $428.5 million for the three months ended September 30, 2019. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to varying utilization of reinsurance. Premiums earned increased 6.9% to $461.7 million for the three months ended September 30, 2020 compared to $431.9 million for the three months ended September 30, 2019. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 9.7% to $1,971.8 million for the nine months ended September 30, 2020 compared to $1,798.1 million for the nine months ended September 30, 2019.  This increase was related to most lines of business including casualty, property, specialty lines and accident and health.  Net written premiums increased by 10.3% to $1,462.9 million for the nine months ended September 30, 2020 compared to $1,326.7 million for the nine months ended September 30, 2019, which is consistent with the change in gross written premiums. Premiums earned increased 16.6% to $1,424.8 million for the nine months ended September 30, 2020 compared to $1,222.4 million for the nine months ended September 30, 2019. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$303.7	65.8%		$-	0.0%		$303.7	65.8%
Catastrophes	37.5	8.1%		(0.2)	-0.1%		37.3	8.1%
Total segment	$341.2	73.9%		$(0.2)	-0.1%		$340.9	73.8%
2019
Attritional	$289.7	67.1%		$1.3	0.3%		$291.0	67.4%
Catastrophes	4.0	0.9%		2.3	0.5%		6.3	1.5%
Total segment	$293.7	68.0%		$3.7	0.9%		$297.4	68.9%
Variance 2020/2019
Attritional	$14.0	(1.3)	pts	$(1.3)	(0.3)	pts	$12.7	(1.6)	pts
Catastrophes	33.5	7.2	pts	(2.5)	(0.6)	pts	31.0	6.6	pts
Total segment	$47.5	5.9	pts	$(3.9)	(1.0)	pts	$43.6	4.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$976.0	68.5%		$(0.3)	0.0%		$975.6	68.5%
Catastrophes	58.0	4.1%		(0.7)	0.0%		57.3	4.0%
Total segment	$1,034.0	72.6%		$(1.0)	-0.1%		$1,032.9	72.5%
2019
Attritional	$810.6	66.3%		$(17.3)	-1.4%		$793.2	64.9%
Catastrophes	4.0	0.3%		4.5	0.4%		8.5	0.7%
Total segment	$814.6	66.6%		$(12.9)	-1.1%		$801.7	65.6%
Variance 2020/2019
Attritional	$165.4	2.2	pts	$17.0	1.4	pts	$182.4	3.6	pts
Catastrophes	54.0	3.8	pts	(5.2)	(0.4)	pts	48.8	3.3	pts
Total segment	$219.4	6.0	pts	$11.9	1.1	pts	$231.2	6.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 14.7% to $340.9 million for the three months ended September 30, 2020 compared to $297.4 million for the three months ended September 30, 2019, mainly due to an increase of $14.0 million in current year attritional losses, resulting from $4.0 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned and an increase of $33.5 million in current year catastrophe losses. The $37.5 million of current year catastrophe losses for the three months ended September 30, 2020, related to Hurricane Sally ($16.0 million), Hurricane Laura ($15.0 million), the Calgary storms in Canada ($2.5 million), Hurricane Isaias ($2.0 million) and the Derecho storms ($2.0 million). The current year catastrophe losses of $4.0 million for the three months ended September 30, 2019, related to Hurricane Dorian ($4.0 million).

Incurred losses and LAE increased by 28.8% to $1,032.9 million for the nine months ended September 30, 2020 compared to $801.7 million for the nine months ended September 30, 2019, mainly due to an increase of $165.4 million in current year attritional losses, resulting from $32.2 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, an increase of $54.0 million in current year catastrophe losses and $17.0 million less of unfavorable development on prior years attritional losses in 2020 compared to 2019. The $58.0 million of current year catastrophe losses for the nine months ended September 30, 2020, primarily related to Hurricane Sally ($16.0 million), Hurricane Laura ($15.0 million),  the U.S. Civil Unrest ($15.0 million), the Nashville tornadoes ($5.5 million), the Calgary storms in Canada ($2.5 million), the Derecho storms ($2.0 million) and Hurricane Isaias ($2.0 million). The current year catastrophe losses of $4.0 million for the nine months ended September 30, 2019, related to Hurricane Dorian ($4.0 million).

Segment Expenses.  Commission and brokerage decreased to $57.3 million for the three months ended September 30, 2020 compared to $60.2 million for the three months ended September 30, 2019. The three month decrease was primarily due to changes in the mix of business. Commission and brokerage increased to $182.9 million for the nine months ended September 30, 2020 compared to $169.6 million for the nine months ended September 30, 2019. The nine month increase was due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $73.7 million for the three months ended September 30, 2020 compared to $65.3 million for the three months ended September 30, 2019. Segment other underwriting expenses increased to $212.6 million for the nine months ended September 30, 2020 compared to $177.6 million for the nine months ended September 30, 2019. The increases  were mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $13.8 billion investment portfolio, at September 30, 2020, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $1,142.6 million of mortgage-backed securities in the $8,580.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $907.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2020
(Dollars in millions)	-200	-100	-	100	200
Total Market/Fair Value	$10,079.3	$9,783.8	$9,488.3	$9,192.8	$8,897.3
Market/Fair Value Change from Base (%)	6.2%	3.1%	0.0%	-3.1%	-6.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$466.9	$233.4	$-	$(233.4)	$(466.9)

We had $11,042.0 million and $10,209.5 million of gross reserves for losses and LAE as of September 30, 2020 and December 31, 2019, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$808.2	$909.2	$1,010.3	$1,111.3	$1,212.3
After-tax Change in Fair/Market Value	(159.6)	(79.8)	-	79.8	159.6

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Everest Reinsurance Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Reinsurance Holdings, Inc.
(Registrant)

/S/ MARK KOCIANCIC
Mark Kociancic
Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: November 16, 2020