Form 10-K
period 2020-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2021-03-30
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_X_    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

___  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-14527

EVEREST REINSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3263609 (I.R.S Employer Identification No.)

100 Everest Way

Warren, New Jersey 07059

 (908) 604-3000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
4.868% Senior Notes Due 2044 3.50% Senior Notes Due 2050	NYSE NYSE
6.60% Long Term Notes Due 2067	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes	No	X

The aggregate market value on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2021, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2020, of $8.0 billion, with approximately 66% representing reinsurance and 34% representing insurance.  Stockholder’s equity at December 31, 2020 was $6.4 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance through brokers, surplus lines brokers and general agent relationships.  Holdings’ active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s operating subsidiaries:

•        Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  Everest Re has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.  At December 31, 2020, Everest Re had statutory surplus of $5.3 billion.

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

Capital Transactions.

The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength.  The Company stockholder’s equity was $6,414.3 million and $5,857.4 million at December 31, 2020 and 2019, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s (S&P), and Moody’s.  These ratings are based upon factors relevant to policyholders and are not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of January 31, 2021.

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

Operating Subsidiary:	A.M. Best	S&P	Moody's

Everest Reinsurance Company	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest National Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security Insurance Company	A+ (Superior)	Not Rated	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Denali Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Premier Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  A.M. Best affirmed these ratings on May 29, 2020. S&P states that the “A+”/”A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  S&P issued a new rating to Everest Denali Insurance Co and Everest Premier Insurance Co of A+ (Strong), upgraded the rating of Everest International Assurance Ltd from A to A+ (Strong) and affirmed all other ratings on May 29, 2020.  Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk.  Moody’s affirmed these ratings on June 5, 2020.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.

Debt Ratings.

The following table shows the debt ratings by A.M. Best, S&P and Moody’s of the Holdings’ senior notes due June 1, 2044, senior notes due October 15, 2050, and Junior Subordinated notes due May 1, 2067 all of which are considered investment grade.  Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		S&P		Moody's
Senior Notes due June 1, 2044	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2050	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

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

We compete in the U.S. and international reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

The pandemic has caused significant volatility in the global financial markets.  Interest rates plummeted, credit spreads widened and the equity markets lost value.  We saw our fixed maturity and equity portfolios decline in value resulting in unrealized investment losses in our March 31, 2020 financial statements.  However, the financial markets rebounded during the remaining quarters of 2020 and we recognized after-tax unrealized gains of $338.2 million in our financial statements for these three quarters.   Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses.

There will also be a negative impact on future industry underwriting results.  With the closing of non-essential businesses, there has been a significant decline in business activity.  To the extent that premiums are based on business activity, there will be a decline in premium volume.  Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location.  For the full year 2020, our underwriting results include $154.8 million of estimated losses related to the pandemic.

Many regulators had issued moratoriums on the cancellation of policies for the non-payment of premiums and also on non-renewals. We are complying with the various regulatory requests for accommodations to policyholders during this difficult period.  The moratoriums combined with the forced closure of businesses may lead to an increase in uncollectible premium expense.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes.  The increased frequency of catastrophe losses in 2020 appears to be further pressuring the increase of rates.  Rates also appear to be firming in some of the casualty lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability.  Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what will be the impact on pricing conditions but it is likely to change depending on the line of business and geography.

While we are unable to predict the full impact the pandemic will have on the insurance industry as it continues to have a negative impact on the global economy, we are well positioned to continue to service our clients.  Our capital position remains a source of strength, with high quality invested assets, significant liquidity and a low operating expense ratio. Our diversified global platform with its broad mix of products, distribution and geography is resilient.

Employees.

As of February 1, 2021, the Company employed 1,487 persons. Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Prolonged and severe disruptions in the overall public debt and equity markets, such as occurred during 2008, or temporary disruption, as occurred in early 2020 related to the Covid-19 pandemic, could result in significant realized and unrealized losses in our investment portfolio. Although financial markets have significantly improved since 2008, they could deteriorate in the future. There could also be disruption in individual market sectors, such as occurred in the energy sector in recent years. Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2020	$397.4
2019	573.7
2018	1,712.6
2017	941.4
2016	109.2

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in 2020, 2019 and 2018, and an increase for the years 2017 and 2016:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2020	$200.3	decrease
2019	44.4	decrease
2018	558.8	decrease
2017	117.7	increase
2016	91.7	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities.  At December 31, 2020, 1.9% of our gross reserves were comprised of A&E reserves.  A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries that have been rated carry an “A+” (“Superior”) rating from A.M. Best. Everest Re, Everest National, Everest Indemnity and Everest Assurance all hold an “A+” (“Strong”) rating from Standard & Poor’s and Everest Assurance holds an “A” (“Strong”) rating from this same agency.  Everest Re holds an “A1” (“upper-medium grade”) rating from Moody’s.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

Percentage of ceded written premiums to gross written premiums	2020	2019	2018	2017	2016
Unaffiliated	14.9%	16.7%	14.7%	14.6%	13.6%
Affiliated	1.7%	1.4%	8.7%	38.4%	45.9%

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

According to Standard & Poor’s, Group ranks among the top ten global reinsurance groups, where  more than two-thirds of the market share is concentrated. The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $225.1 billion in 2018 according to data compiled by Standard & Poor’s. In addition to competitors, the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity and increased competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 71) and existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Juan C. Andrade (age 55),  Executive Vice President and Chief Financial Officer, Mark Kociancic (age 51), Executive Vice President and Chief Operating Officer, Jim Williamson (age 47), Executive Vice President and Chief Executive Officer Reinsurance Division, John P. Doucette (age 55), Executive Vice President, General Counsel, Chief Compliance Officer and

Secretary, Sanjoy Mukherjee (age 54) and Executive Vice President, President and Chief Executive Officer of the Everest Insurance® Division, Mike Karmilowicz (age 52). We have employment contracts with all of our key officers, which contain automatic renewal provisions that provide for the contracts to continue indefinitely unless sooner terminated in accordance with the contract or as otherwise may be agreed.

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

	At
(Dollars in millions)	December 31, 2020	% of Total
Mortgage-backed securities
Commercial	$550.1	3.5%
Agency residential	965.1	6.1%
Non-agency residential	3.2	-%
Other asset-backed	2,474.2	15.6%
Total asset-backed	3,992.6	25.1%
Other fixed income	6,651.0	41.8%
Total fixed income, at market value	10,643.6	66.9%
Equity securities - at fair value	1,288.8	8.1%
Other invested assets	1,094.9	6.9%
Other invested assets, at fair value	1,796.5	11.3%
Cash and short-term investments	1,086.4	6.8%
Total investments and cash	$15,910.2	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position.  In 2020, we wrote approximately 15.8% of our coverages in non-U.S. currencies; as of December 31, 2020, we maintained approximately 8.6% of our investment portfolio in investments denominated in non-U.S. currencies. During 2020, 2019 and 2018, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $7.7 million to a gain of $5.2 million.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 2020, Everest Re has relocated its corporate offices to Warren, NJ with approximately 321,500 square feet of leased office space. The Company’s other 18 locations occupy a total of approximately 219,950 square feet, all of which are leased.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holder of Common Stock.

As of December 31, 2020, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.

The Company did not pay any dividends in 2020, 2019 and 2018.  The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder.  The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $5,276.0 million at December 31, 2020, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  The maximum amount that is available for the payment of dividends by Everest Re in 2021 without prior regulatory approval is $592.1 million.

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

We compete in the U.S. and international reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies, domestic and international underwriting operations, and certain government sponsored risk transfer vehicles.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and recently, the securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

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

The pandemic has caused significant volatility in the global financial markets.  Interest rates plummeted, credit spreads widened and the equity markets lost value.  We saw our fixed maturity and equity portfolios decline in value resulting in unrealized investment losses in our March 31, 2020 financial statements.  However, the financial markets rebounded during the remaining quarters of 2020 and we recognized after-tax unrealized gains of $338.2 million in our financial statements for these three quarters.   Nevertheless, the lack of business activity may lead to an increase in bankruptcies and corresponding credit losses.

There will also be a negative impact on future industry underwriting results.  With the closing of non-essential businesses, there has been a significant decline in business activity.  To the extent that premiums are based on business activity, there will be a decline in premium volume.  Incurred losses from the pandemic will be impacted by the duration of the event and will vary by line of business and geographical location.  For the full year 2020, our underwriting results include $154.8 million of estimated losses related to the pandemic.

Many regulators had issued moratoriums on the cancellation of policies for the non-payment of premiums and also on non-renewals. We are complying with the various regulatory requests for accommodations to policyholders during this difficult period.  The moratoriums combined with the forced closure of businesses may lead to an increase in uncollectible premium expense.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes.  The increased frequency of catastrophe losses in 2020 appears to be further pressuring the increase of rates.  Rates also appear to be firming in some of the casualty lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability.  Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what will be the impact on pricing conditions but it is likely to change depending on the line of business and geography.

While we are unable to predict the full impact the pandemic will have on the insurance industry as it continues to have a negative impact on the global economy, we are well positioned to continue to service our clients.  Our capital position remains a source of strength, with high quality invested assets, significant liquidity and a low operating expense ratio. Our diversified global platform with its broad mix of products, distribution and geography is resilient.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2020	2019	2018	2020/2019	2019/2018
Gross written premiums	$7,957.0	$7,053.1	$6,573.7	12.8%	7.3%
Net written premiums	6,638.7	5,774.9	5,031.9	15.0%	14.8%

REVENUES:
Premiums earned	$6,406.6	$5,489.0	$4,839.1	16.7%	13.4%
Net investment income	375.9	356.2	314.4	5.5%	13.3%
Net realized capital gains (losses)	49.8	419.4	(185.4)	-88.1%	NM
Other income (expense)	(14.6)	(1.6)	(9.6)	NM	-83.4%
Total revenues	6,817.7	6,263.0	4,958.5	8.9%	26.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	4,608.1	3,829.1	4,811.0	20.3%	-20.4%
Commission, brokerage, taxes and fees	1,373.4	1,270.1	1,141.7	8.1%	11.2%
Other underwriting expenses	401.0	350.9	293.3	14.3%	19.6%
Corporate expense	16.0	13.1	11.0	22.4%	18.4%
Interest, fee and bond issue cost amortization expense	35.7	34.9	30.6	2.1%	14.1%
Total claims and expenses	6,434.2	5,498.1	6,287.7	17.0%	-12.6%

INCOME (LOSS) BEFORE TAXES	383.5	765.0	(1,329.2)	-49.9%	-157.5%
Income tax expense (benefit)	31.7	135.2	(367.0)	-76.6%	-136.8%
NET INCOME (LOSS)	$351.9	$629.7	$(962.2)	-44.1%	-165.4%

RATIOS:				Point Change
Loss ratio	71.9%	69.8%	99.4%	2.1	(29.6)
Commission and brokerage ratio	21.4%	23.1%	23.6%	(1.7)	(0.5)
Other underwriting expense ratio	6.3%	6.4%	6.1%	(0.1)	0.3
Combined ratio	99.6%	99.3%	129.1%	0.3	(29.8)

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2020	2019	2018	2020/2019	2019/2018
Balance sheet data:
Total investments and cash	$15,910.2	$11,956.3	$10,707.4	33.1%	11.7%
Total assets	23,717.1	19,706.2	18,680.3	20.4%	5.5%
Loss and loss adjustment expense reserves	11,655.0	10,209.5	10,167.0	14.2%	0.4%
Total debt	1,910.4	633.8	933.6	201.4%	-32.1%
Total liabilities	17,302.8	13,848.8	13,643.5	24.9%	1.5%
Stockholder's equity	6,414.3	5,857.4	5,036.8	9.5%	16.3%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 12.8% to $7,957.0 million in 2020, compared to $7,053.1 million in 2019, reflecting a $665.3 million, or 14.5%, increase in our reinsurance business and a $238.6 million, or 9.7%, increase in our insurance business. The rise in reinsurance premiums was mainly due to increases in property pro rata business, casualty excess of loss writings and property catastrophe excess of loss business. The rise in insurance premiums was mainly due to increases in specialty casualty business, property business and professional liability business. Net written premiums increased by 15.0% to $6,638.7 million in 2020, compared to $5,774.9 million in 2019. The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts. Premiums earned increased by 16.7% to $6,406.6 million in 2020, compared to $5,489.0 million in 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Net Investment Income.  Net investment income increased 5.5% to $375.9 million in 2020 compared with net investment income of $356.2 million in 2019.  Net pre-tax investment income as a percentage of average invested assets was 2.8% in 2020 and 3.2% in 2019.  The increase in income was primarily the result of higher income from our growing fixed maturity portfolio, offsetting the impact from the lower interest rate environment, and from our limited partnerships.

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

Net Realized Capital Gains (Losses).  Net realized capital gains were $49.8 million in 2020 and $419.4 million in 2019 and net realized capital losses were $185.4 million in 2018.  The net realized capital gains of $49.8 million in 2020, were comprised of $91.9 million of gains from fair value re-measurements, partially offset by $40.6 million of losses from sales of investments and $1.6 million increase in allowances for credit loss. The net realized capital gains of $419.4 million in 2019, were comprised of $420.8 million of gains from fair value re-measurements, $18.2 million of gains from sales of investments, partially offset by $19.6 million of other-than-temporary impairments. The net realized capital losses of $185.4 million in 2018 were comprised of $148.0 million of losses from fair value re-measurements, $31.2  million of losses from sales of investments and $6.2 million of other-than-temporary impairments.

Other Income (Expense).  We recorded other expense of $14.6 million $1.6 million and $9.6 million in 2020, 2019 and 2018, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Total
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional (a)	$3,997.2	62.4%		$213.5	3.3%		$4,210.8	65.7%
Catastrophes	410.6	6.4%		(13.2)	(0.2)%		397.4	6.2%
Total	$4,407.8	68.8%		$200.3	3.1%		$4,608.1	71.9%

2019
Attritional (a)	$3,271.4	59.6%		$(16.0)	-0.3%		$3,255.5	59.3%
Catastrophes	513.3	9.4%		60.3	1.1%		573.7	10.5%
Total	$3,784.8	69.0%		$44.4	0.8%		$3,829.1	69.8%

2018
Attritional (a)	$3,092.6	63.9%		$5.8	0.1%		$3,098.4	64.0%
Catastrophes	1,159.6	24.0%		553.0	11.4%		1,712.6	35.4%
Total	$4,252.2	87.9%		$558.8	11.5%		$4,811.0	99.4%

Variance 2020/2019
Attritional (a)	$725.8	2.8	pts	$229.5	3.6	pts	$955.3	6.4	pts
Catastrophes	(102.7)	(3.0)	pts	(73.5)	(1.3)	pts	(176.3)	(4.3)	pts
Total	$623.0	(0.2)	pts	$155.9	2.3	pts	$779.0	2.1	pts

Variance 2019/2018
Attritional (a)	$178.8	(4.3)	pts	$(21.8)	(0.4)	pts	$157.1	(4.7)	pts
Catastrophes	(646.3)	(14.6)	pts	(492.7)	(10.3)	pts	(1,138.9)	(24.9)	pts
Total	$(467.4)	(18.9)	pts	$(514.4)	(10.7)	pts	$(981.9)	(29.6)	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 20.3% to $4,608.1 million in 2020 compared to $3,829.1 million in 2019, primarily due to an increase of $725.8 million in current year attritional losses, related to $154.8 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned and $229.5 million increase in  development on prior years attritional losses in 2020 compared to 2019. The increase in incurred losses was partially offset by a decrease of $102.7 million in current year catastrophe losses and a $73.5 million improvement in development on prior years catastrophe losses. The current year catastrophe losses of $410.6 million in 2020 related to Hurricane Laura ($115.0 million), the Northern California wildfires ($44.1 million), Hurricane Zeta ($36.5 million), Hurricane Sally ($31.4 million), the California Glass wildfire ($29.5 million), the Nashville tornadoes ($22.8 million), the Derecho storms ($20.5 million), Hurricane Isaias ($20.0 million), Hurricane Delta ($18.5 million), the Calgary storms in Canada ($17.4 million), Oregon wildfires ($17.0 million), the U.S. Civil Unrest ($14.5 million) the Queensland hailstorm ($10.0 million), the Australia East Coast storm ($6.8 million) and the 2020 Australia fires ($6.5 million). The current year catastrophe losses of $513.3 million in 2019 related to Typhoon Hagibis ($184.0 million), Hurricane Dorian ($161.0 million), Typhoon Faxai ($119.3 million), the Dallas tornadoes ($25.0 million), and the Townsville Monsoon in Australia ($24.0 million).

Incurred losses and LAE decreased by 20.4% to $3,829.1 million in 2019 compared to $4,811.0 million in 2018, primarily due to a decrease in current year catastrophe losses of $646.3 million and a decrease in unfavorable development on prior year catastrophe losses of $492.7 million mainly related to the development on Hurricanes Harvey, Irma and Maria and the California wildfires in 2018. The decrease in losses was partially offset by an increase of $178.8 million on current year attritional losses mainly due to the increase in premiums earned. The current year catastrophe losses of $513.3 million in 2019 are outlined above. The current year catastrophe losses of $1,159.6 million in 2018 related to Hurricane Michael ($443.5 million), Camp wildfire ($297.0 million), Woolsey wildfire (151.0 million), Typhoon Jebi ($66.6 million), Hurricane Florence ($60.8 million), Cyclone Mekunu ($43.7 million), Typhoon Trami ($25.0 million), other 2018 California wildfires ($24.6 million), Australian hailstorm ($24.0 million), Japan Floods ($15.0 million) and the U.S. winter storms ($8.4 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $1,373.4 million in  2020 compared to $1,270.1 million in  2019.  The increase was mainly due to increases in premiums earned and changes in the mix of business.

Commission, brokerage, taxes and fees increased to $1,270.1 million in  2019 compared to $1,141.7 million  in  2018.  The increase was mainly due to changes in affiliated reinsurance agreements, increases in premiums earned and changes in the mix of business toward additional pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $401.0 million, $350.9 million and $293.3 million in 2020, 2019 and 2018, respectively.  The increases were mainly due to the impact of increases in premium earned, costs incurred to support the expansion of the insurance business and changes in affiliated reinsurance agreements.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $16.0 million, $13.1 million and $11.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The variances were mainly due to changes in variable compensation.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense were $35.7 million, $34.9 million and $30.6 million in 2020, 2019 and 2018, respectively.  The changes in expense were primarily due to the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement.  The floating rate was 2.6% as of December 31, 2020.  The increase from 2019 to 2020 was also related to the interest expense incurred on the $1,000.0 million senior note issuance in October 2020.

Income Tax Expense (Benefit). The Company had an income tax expense of $31.7 million in 2020, an income tax expense of $135.2 million in 2019, and an income tax benefit of $367.0 million in 2018. The TCJA impact was an income tax benefit of $28.4 million in 2018. Variations in income taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) as well as changes in tax exempt investment income and creditable foreign taxes. The change in income tax expense was primarily due to the increase in incurred losses, including from COVID 19 reserves and a reserve charge from 2019 to 2020.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted on March 27, 2020, provided that U.S. companies could carryback for five years net operating losses incurred in 2018, 2019 and/or 2020. This beneficial tax provision in the CARES Act enabled the Company to carryback its significant 2018 net operating losses to prior tax years with higher effective tax rates of 35% versus 21% in 2018 and later years. As a result, the Company was able to record a net income tax benefit from the five-year carryback of $32.5 million and obtain federal income tax cash refunds of $182.5 million including interest in 2020.

Net Income (Loss).

Our net income was $351.9 million and $629.7 million in 2020 and 2019, respectively and our net loss was $962.2 million in 2018.  The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 0.3 points to 99.6% in  2020 compared to 99.3% in  2019.  The loss ratio component increased by 2.1 points in 2020 over the same period last year mainly due to $229.5 million increase in development on prior years attritional losses and $154.8 million of losses related to the Covid-19 pandemic in 2020. The commission and brokerage ratio component decreased to 21.4% in  2020 compared to 23.1% in  2019, reflecting changes in affiliated reinsurance agreements and changes in the mix of business.  The other underwriting expense ratio decreased slightly to 6.3% in 2020 from 6.4% in 2019.

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

Stockholder's Equity.

Stockholder’s equity increased by $556.9 million to $6,414.3 million at December 31, 2020 from $5,857.4 million at December 31, 2019, principally as a result of $351.9 million of net income, $188.5 million of net unrealized appreciation on investments, net of tax, $14.5 million of net foreign currency translation adjustments, $0.9 million of cumulative adjustment from the adoption of ASU 2016-13, $0.7 million of net benefit plan obligation adjustments and $0.4 million of capital contributions

Stockholder’s equity increased by $820.6 million to $5,857.4 million at December 31, 2019 from $5,036.8 million at December 31, 2018, principally as a result of $629.7 million of net income, $180.6 million of net unrealized appreciation on investments, net of tax, $17.2 million of net foreign currency translation adjustments and $0.4 million of capital contributions, partially offset by $7.1 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 5.5% to $375.9 million in 2020 compared to $356.2 million in 2019. The increase in 2020 was primarily due to higher income from our growing fixed maturity portfolio, offsetting the impact of the lower interest rate environment, and from our limited partnerships.

Net investment income increased by 13.3% to $356.2 million in 2019 compared to $314.4 million in 2018. The increase in 2019 was primarily due to higher income from our growing fixed maturity portfolio, partially offset by lower income from our limited partnerships and lower dividend income from our equity portfolio.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Fixed maturities	$305.4	$273.1	$201.1
Equity securities	11.5	10.8	14.9
Short-term investments and cash	3.0	10.2	7.7
Other invested assets
Limited partnerships	48.9	43.3	61.6
Dividends from preferred shares of affiliate	31.0	31.0	31.0
Other	1.7	14.1	17.8
Gross investment income before adjustments	401.5	382.6	334.2
Funds held interest income (expense)	5.7	6.5	5.2
Interest income from Parent	5.2	0.2	4.1
Gross investment income	412.3	389.3	343.5
Investment expenses	(36.4)	(33.1)	(29.1)
Net investment income	$375.9	$356.2	$314.4

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2020	2019	2018
Imbedded pre-tax yield of cash and invested assets at December 31	3.1%	3.5%	3.5%
Imbedded after-tax yield of cash and invested assets at December 31	2.5%	2.8%	2.8%

Annualized pre-tax yield on average cash and invested assets	2.8%	3.2%	3.2%
Annualized after-tax yield on average cash and invested assets	2.3%	2.6%	2.6%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2020/2019	2019/2018
(Dollars in millions)	2020	2019	2018	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$24.2	$24.7	$15.3	$(0.5)	$9.4
Losses	(56.8)	(17.1)	(14.4)	(39.7)	(2.7)
Total	(32.6)	7.6	0.9	(40.2)	6.7

Fixed maturity securities, fair value
Gains	—	0.4	—	(0.4)	0.4
Losses	(2.9)	—	(1.8)	(2.9)	1.8
Total	(2.9)	0.4	(1.8)	(3.3)	2.2

Equity securities, fair value
Gains	37.4	14.2	25.2	23.2	(11.0)
Losses	(45.3)	(10.1)	(57.3)	(35.2)	47.2
Total	(7.9)	4.1	(32.1)	(12.0)	36.2

Other invested assets
Gains	7.7	6.7	1.8	1.0	4.9
Losses	(6.0)	(0.7)	—	(5.3)	(0.7)
Total	1.7	6.0	1.8	(4.3)	4.2

Short Term Investments:
Gains	1.1	0.2	—	0.9	0.2
Losses	—	—	—	—	—
Total	1.1	0.2	—	0.9	0.2

Total net realized gains (losses) from sales
Gains	70.4	46.3	42.3	24.1	4.0
Losses	(111.0)	(27.9)	(73.5)	(83.1)	45.6
Total	(40.6)	18.4	(31.2)	(59.0)	49.6

Allowances for credit losses:	(1.6)	—	—	(1.6)	—

Other than temporary impairments:	—	(19.6)	(6.2)	19.6	(13.4)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.9	1.8	1.5	0.1	0.3
Equity securities, fair value	276.1	153.7	(59.4)	122.4	213.1
Other invested assets, fair value	(186.1)	265.2	(90.1)	(451.3)	355.3
Total	91.9	420.7	(148.0)	(328.8)	568.7

Total net realized gains (losses)	$49.8	$419.4	$(185.4)	$(369.6)	$604.8
(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $49.8 million in 2020 and $419.4 million in 2019 and net realized capital losses were $185.4 million in 2018.  The net realized capital gains of $49.8 million in 2020, were comprised of $91.9 million of gains from fair value re-measurements, partially offset by $40.6 million of losses from sales of investments and $1.6 million increase in allowances for credit loss. The net realized capital gains of $419.4 million in 2019, were comprised of $420.8 million of gains from fair value re-measurements, $18.2 million of gains from sales of investments, partially offset by $19.6 million of other-than-temporary impairments. The net realized capital losses of $185.4 million in 2018 were comprised of $148.0 million of losses from fair value re-measurements, $31.2  million of losses from sales of investments and $6.2 million of other-than-temporary impairments.

Segment Results.

The Reinsurance operation writes property and casualty reinsurance and specialty lines of business,  on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is primarily written in the U.S. as well as through branches in Canada and Singapore. The Insurance operation writes property and casualty insurance directly, through brokers, surplus lines brokers and general agents mainly within the U.S.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Years Ended December 31,			2020/2019		2019/2018
(Dollars in millions)	2020	2019	2018	Variance	% Change	Variance	% Change
Gross written premiums	$5,265.7	$4,600.4	$4,569.5	$665.3	14.5%	$30.9	0.7%
Net written premiums	4,632.3	3,923.8	3,519.7	708.5	18.1%	404.1	11.5%

Premiums earned	$4,484.7	$3,796.2	$3,386.4	$688.5	18.1%	$409.8	12.1%
Incurred losses and LAE	3,209.2	2,692.7	3,811.7	516.5	19.2%	(1,119.0)	(29.4)%
Commission and brokerage	1,120.0	1,027.3	923.9	92.7	9.0%	103.4	11.2%
Other underwriting expenses	119.3	110.0	97.9	9.3	8.5%	12.1	12.4%
Underwriting gain (loss)	$36.2	$(33.9)	$(1,447.2)	$70.1	-207.0%	$1,413.3	(97.7)%

					Point Chg		Point Chg
Loss ratio	71.6%	70.9%	112.6%		0.7		(41.7)
Commission and brokerage ratio	25.0%	27.1%	27.3%		(2.1)		(0.2)
Other underwriting expense ratio	2.6%	2.9%	2.8%		(0.3)		0.1
Combined ratio	99.2%	100.9%	142.7%		(1.7)		(41.8)

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 14.5% to $5,265.7 million in 2020  from $4,600.4 million in 2019, primarily due to increases in property pro rata business, casualty excess of loss writings and property catastrophe excess of loss business. Net written premiums increased by 18.1% to $4,632.3 million in 2020  compared to $3,923,8 million in 2019.  The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts. Premiums earned increased 18.1% to $4,484.7 million in 2020 compared to $3,796.2 million in 2019. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 0.7% to $4,600.4 million in 2019  from $4,569.5 million in 2018, primarily due to an increase in treaty casualty writings and mortgage business, partially offset by a decline in treaty property business, including lower reinstatement premiums. Net written premiums increased by 11.5% to $3,923.8 million in 2019  compared to $3,519.7 million in 2018.   The difference between the change in gross written premiums compared to the change in net written premiums is primarily due to the impact of changes in affiliated reinsurance contracts. Premiums earned increased 12.1% to $3,796.2 million in 2019 compared to $3,386.4 million in 2018.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$2,692.2	60.0%		$187.3	4.2%		$2,879.5	64.2%
Catastrophes	342.5	7.6%		(12.8)	(0.3)%		329.7	7.4%
Total segment	$3,034.7	67.7%		$174.5	3.9%		$3,209.2	71.6%

2019
Attritional	$2,140.1	56.4%		$(15.4)	(0.4)%		$2,124.7	56.0%
Catastrophes	509.3	13.4%		58.7	1.5%		568.0	14.9%
Total segment	$2,649.4	69.8%		$43.3	1.1%		$2,692.7	70.9%

2018
Attritional	$2,130.0	62.9%		$5.8	0.2%		$2,135.8	63.1%
Catastrophes	1,117.5	33.0%		558.4	16.5%		1,675.9	49.5%
Total segment	$3,247.6	95.9%		$564.2	16.7%		$3,811.7	112.6%

Variance 2020/2019
Attritional	$552.1	3.6	pts	$202.7	4.6	pts	$754.8	8.2	pts
Catastrophes	(166.8)	(5.8)	pts	(71.5)	(1.8)	pts	(238.3)	(7.5)	pts
Total segment	$385.3	(2.1)	pts	$131.2	2.8	pts	$516.5	0.7	pts

Variance 2019/2018
Attritional	$10.1	(6.5)	pts	$(21.2)	(0.6)	pts	$(11.1)	(7.1)	pts
Catastrophes	(608.2)	(19.6)	pts	(499.7)	(15.0)	pts	(1,107.9)	(34.6)	pts
Total segment	$(598.2)	(26.1)	pts	$(520.9)	(15.6)	pts	$(1,119.0)	(41.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 19.2% to $3,209.2 million in 2020  compared to $2,692.7 million in  2019.  The increase was primarily due to an increase of $552.1 million in current year attritional losses, primarily related to $116.4 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, as well as a $202.7 million increase in development on prior years attritional losses in 2020 compared to 2019. The increase in incurred losses was partially offset by a decline of $166.8 million in current year catastrophe losses and $71.5 million of improvement in development on prior years catastrophe losses in 2020 compared to 2019. The current year catastrophe losses of $342.5 million in 2020 primarily related to Hurricane Laura ($96.5 million), the Northern California wildfires ($44.1 million), the California Glass wildfire ($29.5 million), Hurricane Zeta ($28.5 million), Hurricane Isaias ($17.8 million), the Derecho storms ($17.5 million), the Nashville tornadoes ($17.3 million), Oregon wildfires ($17.0 million), Hurricane Delta ($16.5 million), Hurricane Sally ($15.5 million),  the Calgary storms in Canada ($14.9 million), the Queensland hailstorm ($10.0 million), the Australia East Coast storm ($6.8 million), the 2020 Australia fires ($6.5 million), and the U.S. Civil Unrest ($4.1 million). The current year catastrophe losses of $509.3 million in 2019 primarily related to Typhoon Hagibis ($184.0 million), Hurricane Dorian ($157.0 million), Typhoon Faxai ($119.3 million), the Dallas tornadoes ($25.0 million), and the Townsville Monsoon in Australia ($24.1 million).

Incurred losses decreased by 29.4% to $2,692.7 million in 2019  compared to $3,811.7 million in  2018.   The decrease was primarily due to a decline of $608.2 million in current year catastrophe losses and a $499.7 million decrease in development on prior year catastrophe losses in 2019 compared to 2018, primarily related to development on Hurricane Harvey, Irma and Maria and the 2017 California wildfires in 2018. The increases in loss estimates in 2018 for Hurricane Harvey, Irma and Maria were mostly driven by re-opened claims reported in the second quarter of 2018 and loss inflation from higher than expected loss adjustment expenses and in particular, their impact on aggregate covers.  The current year catastrophe losses of $509.3 million in 2019 are outlined above. The current year catastrophe losses of $1,117.5 million in 2018 primarily related to Hurricane Michael ($419.5 million), Camp wildfire ($297.0 million), Woolsey wildfire ($151.0 million), Typhoon Jebi ($66.6 million), Hurricane Florence ($51.3 million), Cyclone Mekunu ($43.7 million), Typhoon Trami ($25.0 million), Australia hailstorm ($24.0 million), other 2018 California wildfires ($23.1 million), Japan Floods ($5.5 million), and the U.S. winter storms ($1.3 million).

Segment Expenses.  Commission and brokerage increased to $1,120.0 million in  2020 compared to $1,027.3 million in  2019. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $119.3 million in 2020  from $110.0 million in 2019, mainly due to the impact of the increase in premiums earned.

Commission and brokerage increased to $1,027.3 million in  2019  compared to $923.9 million in  2018.  The increase was mainly due to changes in affiliated reinsurance agreements, the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $110.0 million in 2019  from $97.9 million in  2018, mainly due to the impact of changes in affiliated reinsurance contracts and the impact of the increases in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2020/2019		2019/2018
(Dollars in millions)	2020	2019	2018	Variance	% Change	Variance	% Change
Gross written premiums	$2,691.3	$2,452.7	$2,004.1	$238.6	9.7%	$448.6	22.4%
Net written premiums	2,006.4	1,851.2	1,512.2	155.2	8.4%	339.0	22.4%

Premiums earned	$1,921.9	$1,692.9	$1,452.7	$229.0	13.5%	$240.2	16.5%
Incurred losses and LAE	1,399.0	1,136.4	999.3	262.7	23.1%	137.2	13.7%
Commission and brokerage	253.4	242.8	217.8	10.6	4.4%	25.0	11.5%
Other underwriting expenses	281.7	240.9	195.4	40.7	16.9%	45.4	23.2%
Underwriting gain (loss)	$(12.2)	$72.8	$40.2	$(84.9)	(116.7)%	$32.7	81.3%

					Point Chg		Point Chg
Loss ratio	72.8%	67.1%	68.8%		5.7		(1.7)
Commission and brokerage ratio	13.2%	14.3%	15.0%		(1.1)		(0.7)
Other underwriting expense ratio	14.6%	14.3%	13.4%		0.3		0.9
Combined ratio	100.6%	95.7%	97.2%		4.9		(1.5)

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums.   Gross written premiums increased by 9.7% to $2,691.3 million in  2020  compared to $2,452.7 million in  2019.  This increase was related to increases in specialty casualty business, property business and professional liability business. Net written premiums increased by 8.4% to $2,006.4 million in 2020  compared to $1,851.2 million in 2019  which is consistent with the change in gross written premiums. Premiums earned increased 13.5% to $1,921.9 million in  2020  compared to $1,692.9 million in  2019. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2020
Attritional	$1,305.1	67.9%		$26.3	1.4%		$1,331.3	69.3%
Catastrophes	68.0	3.5%		(0.4)	(0.0)%		67.7	3.5%
Total segment	$1,373.1	71.4%		$25.9	1.3%		$1,399.0	72.8%

2019
Attritional	$1,131.3	66.8%		$(0.5)	—%		$1,130.8	66.8%
Catastrophes	4.0	0.2%		1.7	0.1%		5.7	0.3%
Total segment	$1,135.3	67.0%		$1.2	0.1%		$1,136.4	67.1%

2018
Attritional	$962.6	66.3%		$—	—%		$962.6	66.3%
Catastrophes	42.1	2.9%		(5.4)	(0.4)%		36.7	2.5%
Total segment	$1,004.7	69.2%		$(5.4)	(0.4)%		$999.3	68.8%

Variance 2020/2019
Attritional	$173.8	1.1	pts	$26.8	1.4	pts	$200.6	2.5	pts
Catastrophes	64.0	3.3	pts	(2.1)	(0.1)	pts	62.0	3.2	pts
Total segment	$237.8	4.4	pts	$24.7	1.2	pts	$262.7	5.7	pts

Variance 2019/2018
Attritional	$168.7	0.5	pts	$(0.5)	—	pts	$168.2	0.5	pts
Catastrophes	(38.1)	(2.7)	pts	7.1	0.5	pts	(31.0)	(2.2)	pts
Total segment	$130.6	(2.2)	pts	$6.6	0.5	pts	$137.2	(1.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 23.1% to $1,399.0 million in  2020  compared to $1,136.4 million in  2019, mainly due to an increase of $173.8 million in current year attritional losses, resulting from $38.4 million of losses from the COVID-19 pandemic and the impact of the increase in premiums earned, an increase of $64.0 million in current year catastrophe losses and a $26.8 million increase in  development on prior years attritional losses in 2020 compared to 2019. The $68.0 million of current year catastrophe losses in 2020, primarily related to Hurricane Laura ($18.5 million), Hurricane Sally ($15.9 million), the U.S. Civil Unrest ($10.4 million), Hurricane Zeta ($8.0 million),  the Nashville tornadoes ($5.5 million), the Derecho storms ($3.0 million), the Calgary storms in Canada ($2.5 million), Hurricane Isaias ($2.2 million), and Hurricane Delta ($2.0 million).The current year catastrophe losses of $4.0 million in 2019 primarily related to Hurricane Dorian ($4.0 million).

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

Segment Expenses.  Commission and brokerage increased to $253.4 million in 2020  compared to $242.8 million in 2019.  The increase was mainly due to changes in affiliated reinsurance agreements and the impact of increases in premiums earned. Segment other underwriting expenses increased to $281.7 million in  2020 compared to $240.9 million in  2019. The increases were mainly due to the impact of the increases in premiums earned and expenses related to the continued build out of the insurance business.

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

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, fixed maturity portfolio, while maintaining an adequate level of liquidity.  The fixed maturity securities in the investment portfolio are comprised of non-trading available for sale securities.  Additionally, we have invested in equity securities, private equity and private placement loans.

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

Interest Rate Risk.  Our $15.9 billion investment portfolio, at December 31,  2020, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $1,518.4 million of mortgage-backed securities in the $10,643.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $707.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2020
(Dollars in millions)	-200	-100	O	100	200
Total Market/Fair Value	$12,041.1	$11,696.3	$11,351.5	$11,006.7	$10,661.9
Market/Fair Value Change from Base (%)	6.1%	3.0%	-%	-3.0%	-6.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$544.8	$272.4	$—	$(272.4)	$(544.8)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2019
(Dollars in millions)	-200	-100	O	100	200
Total Market/Fair Value	$8,314.4	$8,046.1	$7,777.8	$7,509.5	$7,241.2
Market/Fair Value Change from Base (%)	6.9%	3.4%	-%	-3.4%	-6.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$423.9	$211.9	$—	$(211.9)	$(423.9)

We had $11,654.9 million and $10,209.5 million of gross reserves for losses and LAE as of December 31, 2020 and December 31, 2019, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,031.0	$1,159.9	$1,288.8	$1,417.6	$1,546.5
After-tax Change in Fair/Market Value	(203.6)	(101.8)	—	101.8	203.6

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$611.2	$687.6	$764.0	$840.5	$916.9
After-tax Change in Fair/Market Value	(120.7)	(60.4)	—	60.4	120.7

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(162.3)	$(81.1)	$—	$81.1	$162.3

	Change in Foreign Exchange Rates in Percent
	At December 31, 2019
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(159.4)	$(79.7)	$—	$79.7	$159.4

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2020	2019
(1)	Audit Fees	$3,406.1	$3,519.7
(2)	Audit-Related Fees	133.7	181.6
(3)	Tax Fees	691.0	497.0
(4)	All Other Fees	17.0	17.5

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

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors.  The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.  The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.  The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services.  It may determine, for each fiscal year, the appropriate ratio between the total amount of  audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as “All Other Fees”.  All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence.  The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2020 and 2019.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2021.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JUAN C. ANDRADE
Juan C. Andrade (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JUAN C. ANDRADE	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2021
Juan C. Andrade

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2021
Mark Kociancic

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 30, 2021
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

4.3

Fifth Supplemental Indenture relating to Holdings $1,000.0 million 3.50% Senior Notes due October 15, 2050, dated October 7, 2020, between Holdings and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 7, 2020.

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

*10.6	Employment agreement between Everest Global Services, Inc. and Mark Kociancic, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 1, 2020
*10.7	Employment agreement between Everest Global Services, Inc. and James Williamson, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on October 1, 2020

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Juan C. Andrade, filed herewith

31.2	Section 302 Certification of Mark Kociancic, filed herewith

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic, filed herewith

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

EVEREST REINSURANCE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages
Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2020 and 2019		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2020, 2019 and 2018	F-5

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended
	December 31, 2020, 2019 and 2018	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2020, 2019 and 2018	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2020	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2020 and 2019	S-2

	Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	S-3

	Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information as of and for the Years Ended
	December 31, 2020, 2019 and 2018	S-6

IV	Reinsurance for the Years Ended December 31, 2020, 2019 and 2018	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Reserve for Losses and Loss Adjustment Expenses

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains reserves equal to the estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims for both insurance and reinsurance businesses. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2020 was $11.7 billion. Reserves are based on estimates of ultimate losses and loss adjustment expenses by underwriting or accident year. Management  uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves as warranted. Management  considers many factors when setting reserves including (i) exposure base and projected ultimate premium; (ii) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (iii) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (iv) current legal interpretations of coverage and liability; and (v) economic conditions.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses  and loss adjustment expenses is a critical audit matter are the significant judgment by management when developing their estimate; this in turn led to a high degree of auditor subjectivity, judgment and effort in performing procedures and evaluating the audit evidence relating to the methodologies and the significant assumptions related to expected loss ratios and historical trends, such as reserving patterns, loss payments and product mix, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the reserve for losses and loss adjustment expenses, including controls over the selection of methodologies and development of significant assumptions. These procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in performing procedures for a sample of products and lines of business including: (i) evaluating management’s methodologies and assumptions related to expected loss ratios and historical trends, such as, reserving patterns, loss payment and product mix used for determining reserves for losses and loss adjustment expenses; and (ii) developing an independent estimate of the reserve for losses and loss adjustment expenses and comparing the independent estimate to management’s actuarially determined reserves.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 30, 2021

We have served as the Company’s auditor since 1996.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share amounts and par value per share)	2020	2019

ASSETS:
Fixed maturities - available for sale, at market value (amortized cost: 2020, $10,248,650; 2019, $7,334,425 allowances for credit losses: 2020, $1,566; 2019, $0)	$10,643,565	$7,492,079
Fixed maturities - available for sale, at fair value	-	5,826
Equity securities, at fair value	1,288,767	764,049
Short-term investments (cost: 2020, $708,043; 2019, $279,824)	707,905	279,879
Other invested assets (cost: 2020, $1,094,933; 2019, $1,020,766)	1,094,933	1,020,766
Other invested assets, at fair value	1,796,479	1,982,582
Cash	378,518	411,122
Total investments and cash	15,910,167	11,956,303
Note Receivable - affiliated	300,000	300,000
Accrued investment income	80,196	54,383
Premiums receivable	1,591,980	1,337,344
Reinsurance receivables - unaffiliated	1,505,650	1,318,820
Reinsurance receivables - affiliated	2,701,655	3,125,269
Income taxes net recoverable	-	65,793
Funds held by reinsureds	267,599	228,297
Deferred acquisition costs	379,707	388,238
Prepaid reinsurance premiums	363,489	413,612
Other assets	616,640	518,127
TOTAL ASSETS	$23,717,083	$19,706,186

LIABILITIES:
Reserve for losses and loss adjustment expenses	$11,654,950	$10,209,519
Unearned premium reserve	2,385,174	2,198,932
Funds held under reinsurance treaties	46,894	41,233
Other net payable to reinsurers	277,390	267,367
Losses in course of payment	161,154	70,541
Income taxes net payable	192,877	-
Senior notes due 6/1/2044	397,194	397,074
Senior notes due 10/15/2050	979,524	-
Long term notes due 5/1/2067	223,674	236,758
Borrowings from FHLB	310,000	-
Accrued interest on debt and borrowings	10,460	2,878
Unsettled securities payable	206,693	25,230
Other liabilities	456,786	399,229
Total liabilities	17,302,770	13,848,761

Commitments and Contingencies (Note 15)	(nil)	(nil)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2020 and 2019)	-	-
Additional paid-in capital	1,101,092	1,100,678
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $71,080 at 2020 and $16,997 at 2019	268,018	64,324
Retained earnings	5,045,203	4,692,423
Total stockholder's equity	6,414,313	5,857,425
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$23,717,083	$19,706,186

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018

REVENUES:
Premiums earned	$6,406,576	$5,489,035	$4,839,058
Net investment income	375,906	356,211	314,381
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(1,566)	-	-
Other-than-temporary impairments on fixed maturity securities	-	(19,643)	(6,164)
Other net realized capital gains (losses)	51,370	439,010	(179,192)
Total net realized capital gains (losses)	49,804	419,367	(185,356)
Other income (expense)	(14,579)	(1,589)	(9,568)
Total revenues	6,817,707	6,263,024	4,958,515

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	4,608,144	3,829,122	4,811,018
Commission, brokerage, taxes and fees	1,373,355	1,270,053	1,141,714
Other underwriting expenses	401,033	350,901	293,347
Corporate expenses	15,985	13,063	11,034
Interest, fee and bond issue cost amortization expense	35,659	34,931	30,611
Total claims and expenses	6,434,176	5,498,070	6,287,724

INCOME (LOSS) BEFORE TAXES	383,531	764,955	(1,329,209)
Income tax expense (benefit)	31,658	135,228	(367,025)

NET INCOME (LOSS)	$351,873	$629,727	$(962,184)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	163,080	175,482	(92,966)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	25,468	5,080	2,021
Total URA(D) on securities arising during the period	188,548	180,562	(90,945)

Foreign currency translation adjustments	14,461	17,153	(36,431)

Benefit plan actuarial net gain (loss) for the period	(5,615)	(12,591)	(510)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	6,300	5,453	5,021
Total benefit plan net gain (loss) for the period	685	(7,138)	4,511
Total other comprehensive income (loss), net of tax	203,694	190,577	(122,865)

COMPREHENSIVE INCOME (LOSS)	$555,567	$820,304	$(1,085,049)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2020	2019	2018

COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000	1,000
Balance, December 31	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,100,678	$1,100,315	$387,841
Capital contribution from parent	-	-	712,253
Share-based compensation plans	414	363	221
Balance, December 31	1,101,092	1,100,678	1,100,315

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	64,324	(126,254)	(942)
Change to beginning balance due to adoption of ASU 2016-01	-	-	(2,447)
Net increase (decrease) during the period	203,694	190,577	(122,865)
Balance, December 31	268,018	64,324	(126,254)

RETAINED EARNINGS:
Balance, January 1	4,692,423	4,062,696	5,022,433
Change to beginning balance due to adoption of ASU 2016-01	-	-	2,447
Change to beginning balance due to adoption of ASU 2016-13	907	-	-
Net income (loss)	351,873	629,727	(962,184)
Balance, December 31	5,045,203	4,692,423	4,062,696

TOTAL STOCKHOLDER'S EQUITY, December 31	$6,414,313	$5,857,425	$5,036,757

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$351,873	$629,727	$(962,184)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(252,850)	(24,618)	(171,642)
Decrease (increase) in funds held by reinsureds, net	(33,519)	(57)	(20,963)
Decrease (increase) in reinsurance receivables	247,165	405,574	1,260,865
Decrease (increase) in income taxes	204,419	295,667	(292,728)
Decrease (increase) in prepaid reinsurance premiums	51,352	(84,181)	17,302
Increase (decrease) in reserve for losses and loss adjustment expenses	1,427,214	21,399	859,691
Increase (decrease) in unearned premiums	183,417	370,246	221,850
Increase (decrease) in other net payable to reinsurers	8,078	(50,560)	(173,810)
Increase (decrease) in losses in course of payment	90,044	113,306	66,148
Change in equity adjustments in limited partnerships	(39,880)	(45,843)	(70,494)
Distribution of limited partnership income	91,403	51,982	55,350
Change in other assets and liabilities, net	(84,902)	(60,250)	(143,047)
Non-cash compensation expense	32,217	27,421	13,863
Amortization of bond premium (accrual of bond discount)	13,926	4,308	3,735
Net realized capital (gains) losses	(49,804)	(419,367)	185,356
Net cash provided by (used in) operating activities	2,240,153	1,234,754	849,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,126,309	937,871	741,360
Proceeds from fixed maturities sold - available for sale, at market value	626,378	2,400,869	791,368
Proceeds from fixed maturities sold - available for sale, at fair value	4,907	2,917	1,751
Proceeds from equity securities sold - at fair value	375,112	283,707	1,029,920
Distributions from other invested assets	243,002	185,116	1,043,131
Cost of fixed maturities acquired - available for sale, at market value	(4,695,090)	(3,626,139)	(3,714,695)
Cost of fixed maturities acquired - available for sale, at fair value	-	(4,243)	(4,381)
Cost of equity securities acquired - at fair value	(625,694)	(325,546)	(702,221)
Cost of other invested assets acquired	(363,101)	(323,453)	(1,138,317)
Net change in short-term investments	(425,878)	(102,302)	193,623
Net change in unsettled securities transactions	200,070	(30,904)	55,967
Proceeds from repayment of long term note receivable, affiliated	-	(300,000)	250,000
Net cash provided by (used in) investing activities	(3,533,985)	(902,107)	(1,452,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(31,803)	(27,059)	(11,195)
Capital contribution from parent	-	-	500,324
FHLB advances (repayments)	310,000	-	-
Cost of debt repurchase	(10,647)	-	-
Proceeds from issuance of senior notes	979,417	-	-
Proceeds from issuance (cost of repayment) of note payable-affiliated	-	(300,000)	300,000
Net cash provided by (used in) financing activities	1,246,967	(327,059)	789,129

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14,261	1,012	(10,957)

Net increase (decrease) in cash	(32,604)	6,600	174,970
Cash, beginning of period	411,122	404,522	229,552
Cash, end of period	$378,518	$411,122	$404,522

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(173,056)	$(160,748)	$(73,669)
Interest paid	27,670	34,928	30,027

NON-CASH TRANSACTIONS
Equity value of non-cash capital contribution of affiliate from parent, net of cash held by affiliate	$-	$-	$211,928

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

B.  Investments.

Fixed maturity investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in stockholder’s equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets, since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review.  The Company then assesses whether the decline in value is due to non-credit related or credit related factors.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a non-credit related decline in market value.  Non-credit related declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company intends to sell the security or is more likely than not to sell the security, the Company records the entire fair value adjustment in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  The amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value.  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. The Company will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

For equity securities, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For other non-publicly traded securities, investment managers’ valuation committees will estimate fair value, and in many instances, these fair values are supported with opinions from qualified independent third parties.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and, prior to July 1, 2018, a private placement liquidity sweep facility. Cash contributions to and cash distributions from the sweep facility were reported gross in cash flows from investing activities in the consolidated statements of cash flows. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.  Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), an affiliated entity.  The fair values of the Preferred Holdings convertible preferred stock at December 31, 2020 and December 31, 2019 were determined using a pricing model.

C.  Allowance for Receivable Balances.

Effective January 1, 2020, the Company adopted the Current Expected Credit Losses (CECL) methodology for estimating allowances for credit losses.  The Company evaluates the recoverability of its premiums and reinsurance receivable balances and establishes an allowance for estimated uncollectible amounts.  Prior to the adoption of CECL, an allowance for doubtful accounts was estimated on the basis of periodic evaluations of balances due from third parties, considering historical collection experience, solvency and current economic conditions.

Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums, are primarily comprised of premiums due from policyholders/ cedants.  Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods. For these balances, the allowance is estimated based on recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate. In response to significant economic stress experienced as a result of the COVID-19 pandemic, during 2020, the Company increased the expected loss factors used to estimate the allowance based on collection experience during past moderate and severe recessions as well as experience during periods when we provided policyholders additional time to make premiums payments.

A portion of the Company's Commercial Lines business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are policies whereby the ultimate premium is adjusted based on actual losses incurred.  Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company.  The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and oversight. The allowance for receivables for loss within a deductible and retrospectively-rated policy premiums is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios.

In response to significant economic stress experienced as a result of the COVID-19 pandemic, the Company increased the weight of both a moderate and severe recession scenario in our estimate of the allowance for loss within a deductible and retrospectively-rated policy premiums. The ultimate impact to the Company’s financial statements from the COVID-19 pandemic could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

The Company records total credit loss expenses related to premiums receivable in other underwriting expenses and records credit loss expenses related to deductibles through losses incurred

The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an allowance and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible.

The allowance is estimated as the amount of reinsurance receivable exposed to loss multiplied by estimated factors for the probability of default. The reinsurance receivable exposed is the amount of reinsurance receivable net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained.  The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance receivable considers the current economic environment as well as macroeconomic scenarios.

The Company expects the impact of the COVID-19 pandemic to reinsurers to be somewhat mitigated by their regulated capital and liquidity positions. The ultimate impact to the Company's financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

The Company records credit loss expenses related to reinsurance receivable in losses and loss adjustment expenses. Write-offs of reinsurance receivable and any related allowance are recorded in the period in which the balance is deemed uncollectible.

Allowances are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Reinsurance receivables and premium receivables	$33,370	$25,163

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

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Deferred acquisition costs	$1,373,355	$1,270,053	$1,141,714

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

G.  Prepaid Reinsurance Premiums.

Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2020 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

H.  Income Taxes.

The Company and its wholly owned subsidiaries file a consolidated U.S. Corporation Income Tax Return.  The Company’s foreign subsidiaries and foreign branches of its U.S. subsidiaries file country and local corporation income tax returns as required. Deferred U.S. federal and foreign income taxes have been recorded to recognize the tax effect of temporary differences between the GAAP and income tax bases of assets and liabilities, which arise because of differences between the financial reporting and income tax rules.

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

L. Application of Recently Issued Accounting Standard Changes.

Accounting for Income Taxes.  In December 2019, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its financial statements.

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

Valuation of Financial Instruments. In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities.  The new guidance requires the carrying value of assets measured at amortized cost, including reinsurance and premiums receivables to be presented as the net amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account).  The allowance reflects expected credit losses of the financial asset which considers available information using a combination both historical information, current market conditions and reasonable and supportable forecasts. For available-for-sale debt securities, the guidance modified the previous other than temporary impairment model, now requiring an allowance for estimated credit related losses rather than a permanent impairment, which will be limited to the amount by which fair value is below amortized cost.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2019.  The Company adopted the guidance effective January 1, 2020, on a modified retrospective basis.  The adoption resulted in a cumulative adjustment of $907 thousand in retained earnings, net of tax, which is disclosed separately within the Consolidated Statements of Stockholder’s Equity.

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

2.  INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which modified the previous other than temporary impairment model for available for sale fixed maturity securities.  The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit related factors.  The initial table below presents the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities at December 31, 2020 in accordance with ASU 2016-13 guidance. The second table presents the amortized cost, gross unrealized appreciation/(depreciation), market value and other-than-temporary impairments (“OTTI”) in AOCI at December 31, 2019, in accordance with previously applicable guidance

	At December 31, 2020
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Loss	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$659,957	$-	$22,032	$-	$681,989
Obligations of U.S. states and political subdivisions	543,646	-	34,655	(1,255)	577,046
Corporate securities	3,316,525	(1,205)	166,072	(31,480)	3,449,912
Asset-backed securities	2,450,807	-	28,585	(5,222)	2,474,170
Mortgage-backed securities
Commercial	512,388	-	37,875	(183)	550,080
Agency residential	937,166	-	28,630	(696)	965,100
Non-agency residential	3,164	-	2	(2)	3,164
Foreign government securities	694,132	-	51,317	(3,211)	742,238
Foreign corporate securities	1,130,865	(361)	73,265	(3,903)	1,199,866
Total fixed maturity securities	$10,248,650	$(1,566)	$442,433	$(45,952)	$10,643,565

	At December 31, 2019
	Amortized	Unrealized	Unrealized	Market	OTTI in AOCI
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value	(a)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$768,374	$10,128	$(987)	$777,515	$-
Obligations of U.S. states and political subdivisions	506,347	29,651	(87)	535,911	-
Corporate securities	2,777,097	70,898	(26,438)	2,821,557	245
Asset-backed securities	761,607	5,659	(1,309)	765,957	-
Mortgage-backed securities
Commercial	311,961	17,242	(154)	329,049	-
Agency residential	625,612	19,395	(320)	644,687	-
Non-agency residential	1,638	-	-	1,638	-
Foreign government securities	646,149	18,908	(7,050)	658,007	27
Foreign corporate securities	935,640	31,257	(9,139)	957,758	333
Total fixed maturity securities	$7,334,425	$203,138	$(45,484)	$7,492,079	$605

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

	At December 31, 2020		At December 31, 2019
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$658,561	$659,622	$569,506	$563,730
Due after one year through five years	2,911,285	3,036,151	2,919,966	2,963,903
Due after five years through ten years	1,927,265	2,079,866	1,541,695	1,602,642
Due after ten years	848,014	875,412	602,440	620,473
Asset-backed securities	2,450,807	2,474,170	761,607	765,957
Mortgage-backed securities
Commercial	512,388	550,080	311,961	329,049
Agency residential	937,166	965,100	625,612	644,687
Non-agency residential	3,164	3,164	1,638	1,638
Total fixed maturity securities	$10,248,650	$10,643,565	$7,334,425	$7,492,079

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$238,634	$228,953
Fixed maturity securities, other-than-temporary impairment	-	(546)
Change in unrealized appreciation (depreciation), pre-tax	238,634	228,408
Deferred tax benefit (expense)	(50,086)	(47,959)
Deferred tax benefit (expense), other-than-temporary impairment	-	115
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$188,548	$180,562

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2020 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
Obligations of U.S. states and political subdivisions	19,524	(999)	4,059	(256)	23,583	(1,255)
Corporate securities	240,601	(7,799)	188,853	(23,681)	429,454	(31,480)
Asset-backed securities	223,919	(4,573)	81,952	(649)	305,871	(5,222)
Mortgage-backed securities
Commercial	37,414	(182)	3,983	(1)	41,397	(183)
Agency residential	235,809	(682)	1,573	(14)	237,382	(696)
Non-agency residential	161	(2)	-	-	161	(2)
Foreign government securities	10,505	(373)	25,793	(2,838)	36,298	(3,211)
Foreign corporate securities	57,900	(2,182)	18,349	(1,721)	76,249	(3,903)
Total fixed maturity securities	$825,833	$(16,792)	$324,562	$(29,160)	$1,150,395	$(45,952)

	Duration of Unrealized Loss at December 31, 2020 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$28,802	$(1,218)	$34,555	$(4,142)	$63,357	$(5,360)
Due in one year through five years	150,106	(5,828)	116,987	(4,783)	267,093	(10,611)
Due in five years through ten years	81,492	(1,634)	13,118	(435)	94,610	(2,069)
Due after ten years	68,130	(2,673)	72,394	(19,136)	140,524	(21,809)
Asset-backed securities	223,919	(4,573)	81,952	(649)	305,871	(5,222)
Mortgage-backed securities	273,384	(866)	5,556	(15)	278,940	(881)
Total fixed maturity securities	$825,833	$(16,792)	$324,562	$(29,160)	$1,150,395	$(45,952)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2020 were $1,150,395 thousand and $45,952 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2020, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $16,792 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities as well as asset backed securities. Of these unrealized losses, $12,522 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $29,160 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and foreign government securities. Of these unrealized losses $5,856 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fixed maturities	$305,399	$273,122	$201,108
Equity securities	11,466	10,782	14,909
Short-term investments and cash	2,978	10,231	7,715
Other invested assets
Limited partnerships	48,899	43,316	61,645
Dividends from preferred shares of affiliate	31,032	31,031	31,032
Other	1,699	14,117	17,825
Gross investment income before adjustments	401,473	382,599	334,234
Funds held interest income (expense)	5,705	6,459	5,188
Interest income from Parent	5,154	211	4,085
Gross investment income	412,332	389,269	343,507
Investment expenses	(36,426)	(33,058)	(29,126)
Net investment income	$375,906	$356,211	$314,381

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

The Company had contractual commitments to invest up to an additional $1,187,996 thousand in limited partnerships and private placement loans at December 31, 2020.  These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”).  The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of December 31, 2020, the market value of investments in the facility consolidated within the Company’s balance sheets was $223,815 thousand.

Other invested assets, at fair value, as of December 31, 2020 and December 31, 2019, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fixed maturity securities, market value:
Allowances for credit losses	$(1,566)	$-	$-
Other-than-temporary impairments	-	(19,643)	(6,164)
Gains (losses) from sales	(32,614)	7,571	933
Fixed maturity securities, fair value:
Gains (losses) from sales	(2,863)	355	(1,799)
Gains (losses) from fair value adjustments	1,944	1,808	1,506
Equity securities, fair value:
Gains (losses) from sales	(7,931)	4,144	(32,092)
Gains (losses) from fair value adjustments	276,093	153,728	(59,409)
Other invested assets	1,705	6,003	1,815
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(186,102)	265,245	(90,136)
Short-term investment gains (losses)	1,138	156	(10)
Total net realized capital gains (losses)	$49,804	$419,367	$(185,356)

	Roll Forward of Allowance for Credit Losses
	Twelve Months Ended December 31, 2020
		Foreign	Foreign
	Corporate	Government	Corporate
	Securities	Securities	Securities	Total

Beginning Balance	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(21,829)	(70)	(561)	(22,460)
Increases in allowance on previously
impaired securities	(5,909)	-	(211)	(6,120)
Decreases in allowance on previously
impaired securities	1,824	-	282	2,106
Reduction in allowance due to disposals	24,709	70	129	24,908

Balance as of December 31, 2020	$(1,205)	$-	$(361)	$(1,566)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Proceeds from sales of fixed maturity securities	$631,285	$2,403,786	$793,119
Gross gains from sales	24,177	25,076	15,349
Gross losses from sales	(59,654)	(17,150)	(16,215)

Proceeds from sales of equity securities	$375,112	$283,707	$1,029,920
Gross gains from sales	37,403	14,270	25,160
Gross losses from sales	(45,334)	(10,126)	(57,252)

Securities with a carrying value amount of $1,617,928 thousand at December 31, 2020, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019	2018
Gross reserves beginning of period	$10,209,519	$10,167,018	$9,343,028
Less reinsurance recoverables	(4,215,348)	(4,697,543)	(5,727,268)
Net reserves beginning of period	5,994,171	5,469,475	3,615,760

Incurred related to:
Current year	4,407,795	3,784,771	4,252,220
Prior years	200,349	44,351	558,798
Total incurred losses and LAE	4,608,144	3,829,122	4,811,018

Paid related to:
Current year	1,901,971	1,885,443	1,524,635
Prior years	1,020,761	1,431,336	1,408,256
Total paid losses and LAE	2,922,731	3,316,778	2,932,891

Foreign exchange/translation adjustment	23,892	12,352	(24,412)

Net reserves end of period	7,703,476	5,994,171	5,469,475
Plus reinsurance recoverables	3,951,474	4,215,348	4,697,543
Gross reserves end of period	$11,654,950	$10,209,519	$10,167,018

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $4,407,795 thousand, $3,784,771 thousand and $4,252,220 thousand at December 31, 2020, 2019 and 2018, respectively.  The increase in current year incurred losses in 2020 compared to 2019 was primarily due to $154,812 thousand of incurred losses due to COVID-19 as well as the impact of the increase in premiums earned.

Incurred prior years’ reserves increased by $200,349 thousand, $44,351 thousand and $558,798 thousand in 2020, 2019 and 2018 respectively.  The increase for 2020 primarily related to higher ultimate loss estimates for long-tail casualty business in the reinsurance segment for accident years 2015 to 2018, notably general liability, professional lines, and auto liability. The reserve charge also includes actions on non-CAT property lines, primarily for the 2017 to 2019 accident years and driven by a few large losses to aggregate programs.

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

The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts.  Each of the Company’s financial reporting segments has been disaggregated into casualty and property business.  The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends.  Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility.  Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility.  The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2019 is presented as supplementary information.

These tables present nine years of incurred and paid claims development as it is impracticable to retrospectively create the tables for ten years.  For the reinsurance groups, for the years prior to 2012, the total of IBNR plus expected development on reported claims was not prepared on an accident year basis.  The Company calculated these IBNR amounts in the aggregate for each business unit in total as of prior year end points in time.  While business written in the United States would have been allocated to accident year for regulatory reporting purposes, business written outside of the United States would not have been similarly allocated.  Attempting to allocate the non-U.S. business IBNR reserves to accident year currently for older year end valuations would require making assumptions and estimates which may not be in line with assumptions that would have been made at the time.  A similar situation applies to insurance where the accumulation of the business lines reported in the regulatory filings are not consistent with the breakout of the tables presented below.  As a result of not being able to present the information prior to 2012, prospectively an additional year will be added to the tables each reporting year until a ten year table is presented.

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

Reinsurance – Casualty Business

										At December 31, 2020
										Total of
										IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance									Plus Expected
	Years Ended December 31,									Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$374,581	$268,305	$175,657	$183,055	$189,967	$192,489	$192,489	$192,489	$192,489	5,251	N/A
2013		178,120	224,394	222,607	229,607	219,107	219,107	219,107	219,107	9,966	N/A
2014			255,906	235,921	258,526	230,089	230,089	230,089	230,089	14,699	N/A
2015				209,024	250,053	238,770	238,770	238,770	238,770	22,961	N/A
2016					242,764	240,268	240,268	240,268	240,268	53,538	N/A
2017						198,615	204,376	204,376	204,376	52,439	N/A
2018							776,194	760,762	807,055	256,591	N/A
2019								981,818	1,029,966	577,799	N/A
2020									1,031,905	701,538	N/A
									$4,194,026

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$13,409	$30,203	$60,838	$95,914	$121,840	$126,832	$153,361	$155,900	$160,352
2013		12,781	29,008	64,796	98,583	127,230	159,352	180,489	185,773
2014			15,040	35,248	76,829	107,438	144,211	176,451	185,767
2015				15,673	39,048	85,397	147,974	171,247	189,227
2016					17,534	52,958	89,871	147,881	163,012
2017						25,552	83,783	97,788	133,265
2018							121,180	201,861	301,050
2019								155,949	251,999
2020									136,609
									$1,707,054
All outstanding liabilities prior to 2012, net of reinsurance									434,553
Liabilities for claims and claim adjustment expenses, net of reinsurance									$2,921,525

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Casualty	12.2%	11.0%	14.3%	19.3%	11.6%	9.9%	8.9%	1.9%	2.3%

Reinsurance – Property Business

										At December 31, 2020
										Total of
										IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance									Plus Expected
	Years Ended December 31,									Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$694,850	$603,498	$549,946	$565,581	$555,562	$557,723	$543,215	$540,256	$538,697	1,822	N/A
2013		409,477	309,139	267,409	228,629	228,071	227,969	227,969	227,969	853	N/A
2014			603,513	528,498	407,734	378,739	379,860	379,860	379,860	908	N/A
2015				561,942	373,099	347,758	347,758	347,758	347,758	2,305	N/A
2016					639,055	665,589	665,904	662,060	660,691	6,623	N/A
2017						1,291,894	1,876,143	2,044,656	2,138,415	12,396	N/A
2018							2,261,663	2,150,440	2,140,579	57,122	N/A
2019								1,784,412	1,790,026	340,939	N/A
2020									1,903,989	927,203	N/A
									$10,127,985

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$157,927	$303,383	$380,761	$447,169	$465,594	$495,246	$504,145	$504,486	$506,738
2013		139,086	169,750	183,757	199,224	208,135	214,946	217,457	222,290
2014			159,408	250,751	308,906	339,654	353,890	356,600	367,141
2015				161,844	241,406	296,128	313,689	318,938	332,022
2016					238,620	502,419	603,988	627,130	649,604
2017						791,142	1,577,892	1,992,968	2,122,476
2018							501,315	1,402,713	1,731,440
2019								701,324	1,084,988
2020									562,144
									$7,578,843
All outstanding liabilities prior to 2012, net of reinsurance									20,682
Liabilities for claims and claim adjustment expenses, net of reinsurance									$2,569,824

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Property	33.7%	32.6%	16.3%	6.6%	3.2%	3.5%	1.9%	0.7%	0.4%

Insurance – Casualty Business

										At December 31, 2020
										Total of
										IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance									Plus Expected
	Years Ended December 31,									Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$212,023	$175,030	$185,371	$184,659	$188,273	$185,810	$185,809	$185,861	$185,862	986	15,780
2013		256,187	228,227	230,748	224,724	194,739	194,748	194,914	194,914	1,283	21,385
2014			238,086	239,091	240,985	255,041	255,166	255,125	255,125	1,550	25,221
2015				259,243	259,563	278,217	278,217	278,388	278,388	1,028	26,996
2016					352,060	276,960	279,684	281,780	281,771	1,944	31,673
2017						304,361	238,006	238,187	237,491	2,293	35,020
2018							645,825	645,109	665,436	219,887	34,884
2019								768,845	757,958	355,225	37,597
2020									819,368	562,143	26,068
									$3,676,311

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$15,688	$55,230	$84,408	$116,622	$133,279	$147,011	$154,412	$168,867	$170,944
2013		17,120	68,588	101,649	129,756	149,775	167,584	182,789	189,215
2014			20,377	71,918	114,199	143,893	229,001	229,608	250,490
2015				19,962	67,996	116,982	199,532	244,477	260,269
2016					24,810	101,234	275,801	299,145	308,358
2017						22,808	151,283	157,000	216,893
2018							63,229	189,299	271,737
2019								10,612	216,483
2020									78,760
									$1,963,148
All outstanding liabilities prior to 2012, net of reinsurance									20,931
Liabilities for claims and claim adjustment expenses, net of reinsurance									$1,734,095

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Casualty	7.4%	12.5%	19.8%	17.8%	14.7%	5.2%	6.8%	5.5%	1.1%

Insurance – Property Business

										At December 31, 2020
										Total of
										IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance									Plus Expected
	Years Ended December 31,									Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$58,483	$47,228	$43,423	$44,867	$44,297	$44,105	$44,150	$44,098	$44,097	-	N/A
2013		64,493	56,351	52,176	52,866	52,677	52,668	52,502	52,443	2	N/A
2014			67,660	70,077	67,447	66,645	66,520	66,561	66,561	3	N/A
2015				81,137	75,673	75,830	75,787	75,616	75,666	8	N/A
2016					143,279	169,791	165,078	164,045	164,144	67	N/A
2017						230,638	293,577	297,588	299,199	229	N/A
2018							376,805	373,389	377,079	339	N/A
2019								337,993	349,750	514	N/A
2020									546,870	232,975	N/A
									$1,975,810

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$26,868	$44,408	$42,865	$44,517	$44,230	$44,040	$44,049	$44,075	$44,098
2013		35,201	54,220	52,588	52,849	52,474	52,459	52,467	52,441
2014			40,277	66,436	66,601	65,968	66,449	66,482	66,558
2015				45,422	70,398	75,168	75,192	75,049	75,240
2016					72,264	153,120	169,134	164,445	163,274
2017						161,592	293,417	282,607	296,805
2018							236,430	342,828	368,756
2019								218,339	337,091
2020									263,379
									$1,667,642
All outstanding liabilities prior to 2012, net of reinsurance									33
Liabilities for claims and claim adjustment expenses, net of reinsurance									$308,201

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Property	55.7%	36.8%	3.0%	1.5%	1.6%	1.3%	0.1%	-%	0.1%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

At December 31,
2020
(Dollars in thousands)
Net outstanding liabilities
Reinsurance Casualty	$2,921,525
Reinsurance Property	2,569,824
Insurance Casualty	1,734,095
Insurance Property	308,201
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	7,533,645

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	1,163,264
Reinsurance Property	1,097,995
Insurance Casualty	1,505,962
Insurance Property	184,253
Total reinsurance recoverable on unpaid claims	3,951,474

Unallocated claims adjustment expenses	142,289
Other	27,542
169,831

Total gross liability for unpaid claims and claim adjustment expense	$11,654,950

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

Certain reserves, including losses from widespread catastrophic events and COVID-19 related losses, cannot be estimated using traditional actuarial methods. These types of events are reserved for separately using a variety of statistical and actuarial techniques. We estimate losses for these types of events based on information derived from catastrophe models, quantitative and qualitative exposure analyses, reports and communications from ceding companies and development patterns for historically similar events, where available.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019	2018
Gross basis:
Beginning of period reserves	$257,921	$347,495	$448,993
Incurred losses	1,540	2,071	(2,473)
Paid losses	(40,120)	(91,645)	(99,026)
End of period reserves	$219,341	$257,921	$347,495

Net basis:
Beginning of period reserves	$196,574	$223,548	$269,153
Incurred losses	(4,753)	-	-
Paid losses	(24,382)	(26,974)	(45,605)
End of period reserves	$167,439	$196,574	$223,548

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $4,207,305 thousand and $4,444,089 thousand at December 31, 2020 and 2019, respectively.  At December 31, 2020, $2,687,497 thousand, or 63.9%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), an affiliated entity, and is fully collateralized by a trust agreement and $349,447 thousand, or 8.3%, was receivable from Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) collateralized segregated accounts.  No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At December 31, 2020, $1,259,576 thousand of fixed maturities, market value were fair valued using unobservable inputs.  The majority of the fixed maturities, market value, were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to evaluate these independent third party valuations.  At December 31, 2019, $702,331 thousand of fixed maturities, market value and $5,826 thousand of fixed maturities, fair value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2020 and December 31, 2019 of $784,746 thousand and $170,888 thousand, respectively, and all prices were obtained from publicly published sources.

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

The composition and valuation inputs for the presented fixed maturities categories Level 1 and Level 2 are as follows:

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

Other invested assets, at fair value, were categorized as Level 3 at December 31, 2020 and December 31, 2019, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other		Significant
		Identical	Observable		Unobservable
	December 31,	Assets	Inputs		Inputs
(Dollars in thousands)	2020	(Level 1)	(Level 2)		(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$681,989	$-		$681,989	$-
Obligations of U.S. States and political subdivisions	577,046	-		577,046	-
Corporate securities	3,449,912	-		2,819,068	630,844
Asset-backed securities	2,474,170	-		1,851,137	623,033
Mortgage-backed securities
Commercial	550,080	-		550,080	-
Agency residential	965,100	-		965,100	-
Non-agency residential	3,164	-		3,164	-
Foreign government securities	742,238	-		742,238	-
Foreign corporate securities	1,199,866	-		1,194,167	5,699
Total fixed maturities, market value	10,643,565	-		9,383,989	1,259,576

Equity securities, fair value	1,288,767	1,222,158	-	66,609	-
Other invested assets, fair value	1,796,479	-		-	1,796,479

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2020.

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

In addition, $224,698 thousand and $209,578 thousand of investments within other invested assets on the consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	December 31, 2020				December 31, 2019
	Corporate	Asset	Foreign		Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total	Securities	Backed Securities	Corporate	Total
Beginning balance	$546,939	$153,641	$1,751	$702,331	$376,250	$-	$7,744	$383,994
Total gains or (losses) (realized/unrealized)
Included in earnings	1,216	681	(125)	1,772	4,937	-	(12)	4,925
Included in other comprehensive income (loss)	(1,115)	11,678	147	10,710	(21)	3,632	(110)	3,501
Purchases, issuances and settlements	84,840	457,033	3,814	545,687	161,078	150,009	(5,871)	305,216
Transfers in and/or (out) of Level 3	(1,037)	-	113	(924)	4,695	-	-	4,695
Ending balance	$630,843	$623,033	$5,700	$1,259,576	$546,939	$153,641	$1,751	$702,331
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(539)	$-	$-	$(539)	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	December 31, 2020		December 31, 2019
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	5,826	5,826	2,337	2,337
Total gains or (losses) (realized/unrealized)
Included in earnings	(919)	(919)	2,163	2,163
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	(4,907)	(4,907)	1,326	1,326
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$5,826	$5,826
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$1,796	$1,796
(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $(924) thousand and $4,695 thousand for the years ended December 31, 2020 and 2019, respectively. The transfers during 2020 were previously priced with investment managers and were subsequently priced by a recognized pricing service as of December 31, 2020.  The transfers during 2019 were previously priced by a recognized pricing service and were subsequently priced using investment managers as of December 31, 2019.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by equity securities, for the periods indicated:

	December 31,
(Dollars in thousands)	2020	2019
Equity securities
Balance, beginning of period	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	9,877	-
Transfers in and/or (out) of Level 3	(9,877)	-
Balance, end of period	$-	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for equity securities, fair value were $(9,877) thousand for 2020 and $0 Thousand for 2019.  The transfers of ($9,877) thousand during 2020, were related to preferred stock in a private entity purchased during the second quarter of 2020 which was priced at cost originally and was subsequently priced based upon the book value of the underlying private entity  as of December 31, 2020.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Other invested assets, fair value:
Beginning balance	$1,982,582	$1,717,336
Total gains or (losses) (realized/unrealized)
Included in earnings	(186,103)	265,246
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,796,479	$1,982,582
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2020		December 31, 2019
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$397,194	$528,000	$397,074	$452,848
3.5% Senior notes	10/07/2020	10/15/2050	1,000,000	$979,524	$1,138,100	$-	$-

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes with an annual coupon rate of 4.868%, which will mature on June 1, 2044. Interest will be paid semi-annually on June 1 and December 1 of each year.

On October 7, 2020, Holdings issued $1,000,000 thousand of 30 year senior notes an interest coupon rate of 3.5% which will mature on October 15, 2050.  Interest will be paid semi-annually on April 15th and October 15th of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest expense incurred	$19,472	$19,472	$19,472
10/15/2050 Senior Note	$8,115	$-	$-

6.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					December 31, 2020		December 31, 2019
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$223,674	$206,447	$236,758	$233,191

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 16, 2020 to February 15, 2021 is 2.6%.

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

The Company repurchased and retired $13,183 thousand and $0 thousand of its outstanding long term subordinated notes during the years ended December, 2020 and 2019, respectively.  The Company realized a gain of $2,536 thousand and $0 thousand from the repurchase of the long term subordinated notes the years ended December, 2020 and 2019, respectively.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest expense incurred	$7,645	$11,587	$10,926

7.  FEDERAL HOME LOAN BANK MEMBERSHIP

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets.  As of December 31, 2020, Everest Re had admitted assets of approximately $16,840,721 thousand which provides borrowing capacity of up to approximately $1,684,072 thousand.  During 2020, Everest Re borrowed $400,000 thousand under its FHLBNY capacity. The borrowings have interest payable at an interest rate of 0.35%.  As of December 31, 2020, $310,000 of these borrowings remain outstanding, with maturities in November and December 2021. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At December 31, 2020, the total amount on deposit in the trust account was $886,148 thousand.

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2020	2019
Lease expense incurred:
Operating lease cost	$29,822	$21,471

	At December 31,
(Dollars in thousands)	2020	2019
Operating lease right of use assets	$139,835	$152,978
Operating lease liabilities	155,144	160,387

	Year Ended
	December 31,
(Dollars in thousands)	2020	2019
Operating cash flows from operating leases	$(18,411)	$(17,617)

	At December 31,
	2020	2019
Weighted average remaining operating lease term	12.5 years	12.8 years
Weighted average discount rate on operating leases	4.02%	3.91%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)

2021	$16,191
2022	18,623
2023	18,211
2024	18,217
2025	15,225
Thereafter	116,197
Undiscounted lease payments	202,664
Less: present value adjustment	47,520
Total operating lease liability	$155,144

On July 2, 2019, the Company entered into a lease agreement to relocate its U.S. corporate offices from Liberty Corner, New Jersey to Warren, New Jersey.  The new lease, which covers approximately 315,000 square feet of office space, was effective October 1, 2019 and runs through 2036.  The initial base rent payment of the lease will be approximately $650 thousand per month or $7,800 thousand per year.  The Company relocated the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex as of December 2020.

10.  INCOME TAXES

All of the income of Holdings U.S. subsidiaries, including its foreign branches, is subject to the applicable federal, foreign, state and local income taxes on corporations.  The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined by applying the respective tax laws to the income of each entity.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted on March 27, 2020, provided that U.S. companies could carryback for five years net operating losses incurred in 2018, 2019 and/or 2020. This beneficial tax provision in the CARES Act enabled the Company to carryback its significant 2018 net operating losses to prior tax years with higher effective tax rates of 35% versus 21% in 2018 and later years. As a result, the Company was able to record a net income tax benefit from the five-year carryback of $32.5 million and obtain federal income tax cash refunds of $182.5 million including interest in 2020.

The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current tax expense (benefit):
U.S.	$(106,719)	$(1,684)	$(50,964)
Foreign	(11)	77	8
Total current tax expense (benefit)	(106,730)	(1,607)	(50,956)
Total deferred U.S. tax expense (benefit)	138,388	136,834	(316,069)
Total income tax expense (benefit)	$31,658	$135,228	$(367,025)

A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company’s total income tax provision is as follows for the periods indicated:

(Dollars in thousands)	2020	2019	2018
Expected income tax provision at the U.S. statutory tax rate	$80,588	$160,762	$(279,216)
Increase (decrease) in taxes resulting from:
Tax exempt income	(3,598)	(3,680)	(3,824)
Dividend received deduction	(1,100)	(998)	(1,277)
Proration	1,049	1,050	1,150
Creditable foreign premium tax	(11,513)	(9,852)	(13,475)
Tax audit settlement	-	(1,576)	(2,060)
U.S. rate differential on carryback of net operation losses to PY	-	-	(43,734)
U.S. rate differential on deferred tax 2017 return to provision	-	-	(28,832)
Share based compensation tax benefits formerly in APIC	(2,612)	(2,987)	(1,450)
Impact of CARES Act	(32,500)	-	-
Change in uncertain tax positions	-	(8,434)	8,434
Other	1,345	942	(2,741)
Total income tax provision	$31,658	$135,228	$(367,025)

(Some amounts may not reconcile due to rounding.)

A reconciliation of the beginning and ending unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2020	2019	2018
Balance at January 1	$-	$8,434	$-
Additions based on tax positions related to the current year	-	-	8,434
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	(8,434)	-
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$-	$8,434

At December 31, 2020, the Company’s unrecognized tax benefits, excluding interest and penalties, that would impact the effective tax rate were $0 thousand. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2020, the Company accrued $0 thousand for the payment of interest (net of the federal benefit) and penalties.  At December 31, 2020 and 2019, there were no accrued liabilities, respectively, for the payment of interest and penalties.

The Company’s 2014 and subsequent U.S. tax years are open to audit by the IRS. In 2018, the IRS opened an audit of the 2014 tax year. To date, the Company has received only one notice of proposed adjustment for an immaterial amount of tax. The Company proposed affirmative beneficial income tax return adjustments to the IRS at the start of the audit. Subsequent to the Company’s CARES Act net operating loss carryback, the Company expects a tax refund of $16,287 thousand of recaptured foreign tax credits related to the affirmative adjustments.

In 2019, the IRS opened an audit of the 2015 through 2017 tax years. To date, the Company has not received any Information Document Requests (“IDRs”) or notices of proposed adjustment. The Company had filed amended tax returns for 2015 and 2016 for $1,519 thousand and $4,685 thousand respectively.

During 2020, the IRS added 2018 to the audit and indicated that, subsequent to the CARES Act, it would audit tax years 2014 – 2018 all together and conclude its audits simultaneously. To date, the Company has not received any IDRs or notices of proposed adjustment for the 2018 tax year.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Loss reserves	$96,840	$66,025
Unearned premium reserve	85,028	75,130
Foreign tax credits	46,109	186,706
Lease Liability	31,989	33,042
Net unrecognized losses on benefit plans	19,636	19,818
Equity compensation	6,749	7,229
Other tax credits	4,591	2,294
Uncollectible reinsurance reserve	3,142	3,142
Investment impairments	1,121	3,961
Net operating loss	684	19,027
Deferred expense	622	517
Unrealized foreign currency losses	597	7,958
Other assets	6,559	5,885
Total deferred tax assets	303,667	430,734

Deferred tax liabilities:
Net fair value income	277,525	266,850
Net unrealized investment gains	84,869	38,074
Deferred acquisition costs	79,994	81,931
Right of use asset	28,822	31,510
Partnership Investments	26,119	15,039
Bond market discount	2,257	1,466
Benefit plan asset	1,765	2,333
Other liabilities	5,056	3,796
Total deferred tax liabilities	506,407	440,999

Net deferred tax assets/(liabilities)	$(202,740)	$(10,265)

Due to the passage of the CARES Act in 2020, which allowed for a five-year carryback of NOLs, as of December 31, 2020 the Company no longer has a Consolidated U.S. NOL carryforward.  Without the Consolidated U.S. NOL carryforward, the Company was able to utilize a significant amount of U.S. Foreign Tax Credits (“FTCs”) in both 2019 and 2020.  As a result, its FTC carryforwards were significantly reduced at December 31, 2020 to only $46,109 thousand.  The remaining FTC carryforwards expire between 2025 and 2030.

During 2018, the Company completed its accounting for the TCJA in accordance with SEC Staff Accounting Bulletin 118, including interpretation of the additional guidance issued by the IRS and U.S. Department of the Treasury, and recognized an income tax benefit of $28,411 thousand primarily related to the 2017 tax return to tax provision true-up recorded in 2018.

Tax effected U.S. Separate Return Limitation Year NOLs of $684 thousand begin to expire in 2037.

Effective January 1, 2017, the Company adopted ASU 2016-09 which provided new guidance on the treatment of the tax effects of share-based compensation transactions.  ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercising) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss).  Per the new guidance, the Company recorded excess tax benefits of $2,612 thousand, $2,987 thousand and $1,450 thousand related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2020, 2019 and 2018, respectively.

In years prior to 2017, the Company recorded tax benefits related to restricted stock vestings and stock option exercises as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets.

The adoption of ASU 2016-09 did not impact the accounting treatment of tax benefits related to dividends on restricted stock.  The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets in all years.  The tax benefits related to the payment of dividends on restricted stock were $414 thousand, $363 thousand and $241 thousand in 2020, 2019 and 2018, respectively.

11.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance receivables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance receivables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance receivable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance receivables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses. The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 3 and Note 8.

Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods, generally 30, 60 or 90 days.  To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral or other credit enhancement, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets.

The Company periodically evaluates the recoverability of its reinsurance receivable assets and establishes an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an allowance and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible.

Due to the inherent uncertainties as to collection and the length of time before reinsurance receivable become due, it is possible that future adjustments to the Company’s reinsurance receivable, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.

The allowance is estimated as the amount of reinsurance receivable exposed to loss multiplied by estimated factors for the probability of default. The probability of default is assigned based on each reinsurer's credit rating, or a rating is estimated if no external rating is available.  Credit ratings are reviewed and updated at least annually. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance receivable considers the current economic environment as well as macroeconomic scenarios.

Insurance companies, including reinsurers, are regulated and hold risk-based capital to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance receivable.  As a result, there is limited history of losses from insurer defaults.

The Company expects the impact of the COVID-19 pandemic to reinsurers to be somewhat mitigated by their regulated capital and liquidity positions. The ultimate impact to the Company's financial statements could vary significantly from our estimates depending on the duration and severity of the pandemic, the duration and severity of the economic downturn and the degree to which federal, state and local government actions to mitigate the economic impact of COVID-19 are effective.

The Company records credit loss expenses related to reinsurance receivable in losses and loss adjustment expenses. Write-offs of reinsurance receivable and any related allowance are recorded in the period in which the balance is deemed uncollectible. The allowance for the reinsurance receivables is $14,233 thousand and $12,836 thousand as of December 31, 2020 and 2019, respectively.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Written premiums:
Direct	$2,698,100	$2,449,198	$1,996,606
Assumed	5,258,938	4,603,866	4,577,070
Ceded	(1,318,338)	(1,278,115)	(1,541,814)
Net written premiums	$6,638,700	$5,774,949	$5,031,862

Premiums earned:
Direct	$2,591,613	$2,255,388	$1,903,576
Assumed	5,183,399	4,427,006	4,447,862
Ceded	(1,368,436)	(1,193,359)	(1,512,380)
Net premiums earned	$6,406,576	$5,489,035	$4,839,058

Incurred losses and LAE:
Direct	$1,784,616	$1,401,251	$1,182,399
Assumed	3,576,252	2,913,987	4,162,776
Ceded	(752,724)	(486,116)	(534,157)
Net incurred losses and LAE	$4,608,144	$3,829,122	$4,811,018

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

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
					Single
		Percent	Assuming		Occurrence		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Limit		Limit
01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000
01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000
01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000
01/01/2015-12/31/2016	Everest Re	50.0%	Bermuda Re	property / casualty business	162,500		325,000
01/01/2017-12/31/2017	Everest Re	60.0%	Bermuda Re	property / casualty business	219,000		438,000
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(1)	412,500	(1)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150,000	(1)	412,500	(1)
01/01/2014-12/31/2017	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	262,500	(1)	412,500	(1)
01/01/2012-12/31/2017	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-
01/01/2020-01/01/2021	Everest International Assurance	100.0%	Bermuda Re	life business	-		-

(1) Amounts shown are Canadian dollars.

Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract (“stop loss agreement”) with Bermuda Re.  The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions.  The stop loss agreement has been renewed annually and was most recently renewed effective January 1, 2020.

In addition, Everest Re entered into a property catastrophe excess of loss reinsurance contract with Bermuda Re, effective January 1, 2019.  The contract provided $100,000 thousand of reinsurance coverage for property catastrophe losses above certain attachment points. This contract was not renewed and expired as of December 31, 2019.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Ceded written premiums	$131,341	$100,084	$572,620
Ceded earned premiums	131,574	101,681	586,120
Ceded losses and LAE	108,477	(51,686)	(49,955)

Everest International	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Ceded written premiums	$-	$-	$-
Ceded earned premiums	-	-	-
Ceded losses and LAE	(503)	324	(753)

Everest Canada	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Assumed written premiums	$1	$-	$-
Assumed earned premiums	(7)	-	-
Assumed losses and LAE	(2,102)	3,024	6,238

Lloyd's Syndicate 2786	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Assumed written premiums	$(3,592)	$(11,470)	$10,800
Assumed earned premiums	(3,375)	(18,650)	35,826
Assumed losses and LAE	(2,636)	8,355	27,550

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

Mt. Logan Re Segregated Accounts	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Ceded written premiums	$263,487	$240,721	$207,439
Ceded earned premiums	265,381	235,500	212,046
Ceded losses and LAE	175,087	171,900	234,471
Assumed written premiums	-	-	10,582
Assumed earned premiums	-	-	10,582
Assumed losses and LAE	-	-	-

12.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2020			December 31, 2019			December 31, 2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$206,159	(43,078)	$163,080	$222,884	(46,971)	$175,913	$(119,058)	$25,582	$(93,476)
URA(D) on securities - OTTI	-	-	-	(546)	115	(431)	645	(135)	510
Reclassification of net realized losses (gains) included in net income (loss)	32,475	(7,007)	25,468	6,068	(988)	5,080	3,416	(1,395)	2,021
Foreign currency translation adjustments	18,277	(3,815)	14,461	21,708	(4,555)	17,153	(46,136)	9,705	(36,431)
Benefit plan actuarial net gain (loss)	(7,107)	1,492	(5,615)	(15,938)	3,347	(12,591)	(646)	136	(510)
Reclassification of amortization of net gain (loss) included in net income (loss)	7,974	(1,674)	6,300	6,902	(1,449)	5,453	6,356	(1,335)	5,021
Total other comprehensive income (loss)	$257,778	$(54,082)	$203,694	$241,078	$(50,501)	$190,577	$(155,423)	$32,558	$(122,865)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

			Affected line item within the
	Years Ended December 31,		statements of operations and
AOCI component	2020	2019	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$32,475	$6,068	Other net realized capital gains (losses)
	(7,007)	(988)	Income tax expense (benefit)
	$25,468	$5,080	Net income (loss)
Benefit plan net gain (loss)	$7,974	$6,902	Other underwriting expenses
	(1,674)	(1,449)	Income tax expense (benefit)
	$6,300	$5,453	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Beginning balance of URA (D) on securities	$124,612	$(55,950)
Current period change in URA (D) of investments - temporary	188,548	180,993
Current period change in URA (D) of investments - non-credit OTTI	-	(431)
Ending balance of URA (D) on securities	313,161	124,612
Beginning balance of foreign currency translation adjustments	14,267	(2,886)
Current period change in foreign currency translation adjustments	14,461	17,153
Ending balance of foreign currency translation adjustments	28,727	14,267
Beginning balance of benefit plan net gain (loss)	(74,556)	(67,418)
Current period change in benefit plan net gain (loss)	685	(7,138)
Ending balance of benefit plan net gain (loss)	(73,870)	(74,556)
Ending balance of accumulated other comprehensive income (loss)	$268,018	$64,324

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Company contributions	$6,825	$4,750	$77,743

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Pension expense	$8,429	$10,042	$9,728

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$355,356	$300,244
Service cost	9,522	8,255
Interest cost	10,112	11,712
Actuarial (gain)/loss	43,595	46,206
Curtailment	-	-
Benefits paid	(14,115)	(11,062)
Projected benefit obligation at end of year	404,471	355,356

Change in plan assets:
Fair value of plan assets at beginning of year	301,467	260,531
Actual return on plan assets	60,286	47,247
Actual contributions during the year	6,825	4,750
Benefits paid	(14,115)	(11,062)
Fair value of plan assets at end of year	354,464	301,467

Funded status at end of year	$(50,007)	$(53,889)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(2,197)	(7,362)
Other liabilities (due beyond one year)	(47,810)	(46,527)
Net amount recognized in the consolidated balance sheets	$(50,007)	$(53,889)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Accumulated income (loss)	$(91,979)	$(97,466)
Accumulated other comprehensive income (loss)	$(91,979)	$(97,466)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Other comprehensive income (loss) at December 31, prior year	$(97,466)	$(88,580)
Net gain (loss) arising during period	(4,090)	(16,927)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	9,576	8,042
Curtailment loss recognized	-	-
Other comprehensive income (loss) at December 31, current year	$(91,979)	$(97,466)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Service cost	$9,522	$8,255	$9,801
Interest cost	10,112	11,712	10,290
Expected return on assets	(20,781)	(17,968)	(17,202)
Amortization of actuarial loss from earlier periods	8,551	7,635	6,839
Settlement	1,025	408	-
Net periodic benefit cost	$8,429	$10,042	$9,728

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(5,486)	8,885

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$2,943	$18,927

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $7,709 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2020, 2019 and 2018 were 3.28%, 4.27% and 3.62%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2020, 2019 and 2018 was 4.00%.  The expected long-term rate of return on plan assets was 7.00% for 2020, 2019 and 2018 based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2020, 2019 and 2018 were 2.55%, 3.28% and 4.27%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Qualified Plan	$336,027	$288,328
Non-qualified Plan	16,258	21,642
Total	$352,285	$309,970

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Qualified Plan
Projected benefit obligation	$388,213	$333,715
Fair value of plan assets	354,464	301,467
Non-qualified Plan
Projected benefit obligation	$16,258	$21,642
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Qualified Plan
Accumulated benefit obligation	$-	$-
Fair value of plan assets	-	-
Non-qualified Plan
Accumulated benefit obligation	$16,258	$21,642
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2021	$11,757
2022	12,220
2023	13,064
2024	14,100
2025	15,190
Next 5 years	90,808

Plan assets consist of shares in investment trusts with 72%, 27%, 1% and 0% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and multi-strategy equity funds and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$1,204	$1,204	$-	$-
Mutual funds, fair value
Fixed income (b)	93,609	93,609	-	-
Equities (c)	255,054	255,054	-	-
Total	$349,867	$349,867	$-	$-

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

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2020.

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

In addition, $4,596 thousand and $20,351 thousand of investments which were recorded as part of the qualified plan assets at December 31, 2020 and 2019, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

The Company contributed $0 thousand to the qualified pension benefit plan for the years ended December 31, 2020 and 2019.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Incurred expenses	$14,386	$10,794	$9,301

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada and Singapore) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 7.9% to 8.8%.  The contributions are generally used to purchase pension benefits from local insurance providers.

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Incurred expenses	$774	$474	$489

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

A medical cost trend rate of 6.75% in 2020 was assumed to decrease gradually to 4.75% in 2030 and then remain at that level.

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Post-retirement benefit expenses	$1,334	$1,231	$1,829

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$29,376	$28,483
Service cost	1,066	983
Interest cost	845	980
Amendments	-	-
Actuarial (gain)/loss	4,042	(582)
Benefits paid	(232)	(488)
Benefit obligation at end of year	35,098	29,376

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	232	488
Benefits paid	(232)	(488)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(35,098)	$(29,376)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Other liabilities (due within one year)	$(613)	$(611)
Other liabilities (due beyond one year)	(34,484)	(28,764)
Net amount recognized in the consolidated balance sheets	$(35,098)	$(29,376)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
Accumulated income (loss)	$(3,854)	$188
Accumulated prior service credit (cost)	2,327	2,904
Accumulated other comprehensive income (loss)	$(1,527)	$3,092

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Other comprehensive income (loss) at December 31, prior year	$3,092	$3,242
Net gain (loss) arising during period	(4,042)	582
Prior Service credit (cost) arising during period	-	-
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	-	(155)
Prior service cost	(577)	(577)
Other comprehensive income (loss) at December 31, current year	$(1,527)	$3,092

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Service cost	$1,066	$983	$1,312
Interest cost	845	980	999
Prior service credit recognition	(577)	(577)	(577)
Net gain recognition	-	(155)	94
Net periodic cost	$1,334	$1,231	$1,829

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	4,619	150

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$5,953	$1,381

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $46 thousand and $577 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2020, 2019 and 2018 were 3.28%, 4.27% and 3.62%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2020, 2019 and 2018 were 2.55%, 3.28% and 4.27%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2021	$613
2022	715
2023	806
2024	851
2025	989
Next 5 years	6,955

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

Dividend Restrictions.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2020, Everest Re has $592,082 thousand available for payment of dividends in 2021 without the need for prior regulatory approval.

Statutory Financial Information.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $5,276,003 thousand and $3,739,140 thousand at December 31, 2020 and 2019, respectively.  The statutory net income of Everest Re was $595,077 thousand and $363,034 thousand, for the years ended December 31, 2020 and 2019, respectively. The statutory net loss of Everest Re was $1,317,991 for the year ended December 31, 2018.

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

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2020	2019
Regulatory targeted capital	$2,489,772	$2,001,226
Actual capital	$5,276,003	$3,739,140

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2020	2019
The Prudential	$140,773	$141,703
Unaffiliated life insurance company	35,128	35,082

16.  RELATED-PARTY TRANSACTIONS

Group

Group entered into a $300,000 thousand long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. The Company recognized interest income related to this long term note of $5,155 thousand and $211 thousand for years ended December 31, 2020 and 2019, respectively.

Group entered into a $250,000 thousand long term promissory note agreement with Holdings as of December 31, 2014.  The note was repaid in December 2018, including $4,085 thousand of interest income.

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

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Dividends received on preferred stock of affiliate	$31,032	$31,032	$31,032

Affiliated Companies

Effective December 31, 2018, Holdings entered into a $300,000 thousand long-term promissory note agreement with Bermuda Re.  The note was repaid in May, 2019.  This transaction was presented as a Note Payable – Affiliated in the consolidated balance sheets of Holdings as of December 31, 2018. Interest expense in the amount of $0 thousand and $3,658  thousand was recorded by Holdings for the years ended December 2020 and 2019, respectively.

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Expenses incurred	$124,486	$107,851	$81,346

17.  SEGMENT REPORTING

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

The following tables present the underwriting results for the operating segments for the periods indicated:

Reinsurance	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Gross written premiums	$5,265,698	$4,600,373	$4,569,582
Net written premiums	4,632,265	3,923,799	3,519,704
Premiums earned	$4,484,693	$3,796,136	$3,386,386
Incurred losses and LAE	3,209,160	2,692,680	3,811,747
Commission and brokerage	1,119,966	1,027,286	923,902
Other underwriting expenses	119,320	110,032	97,927
Underwriting gain (loss)	$36,247	$(33,862)	$(1,447,190)

Insurance	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Gross written premiums	$2,691,340	$2,452,691	$2,004,093
Net written premiums	2,006,435	1,851,150	1,512,158
Premiums earned	$1,921,883	$1,692,899	$1,452,672
Incurred losses and LAE	1,398,984	1,136,442	999,271
Commission and brokerage	253,389	242,767	217,812
Other underwriting expenses	281,713	240,869	195,420
Underwriting gain (loss)	$(12,203)	$72,821	$40,169

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Underwriting gain (loss)	$24,044	$38,959	$(1,407,021)
Net investment income	375,906	356,211	314,381
Net realized capital gains (losses)	49,804	419,367	(185,356)
Corporate expense	(15,985)	(13,063)	(11,034)
Interest, fee and bond issue cost amortization expense	(35,659)	(34,931)	(30,611)
Other income (expense)	(14,579)	(1,589)	(9,568)
Income (loss) before taxes	$383,531	$764,955	$(1,329,209)

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

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Canada gross written premiums	$320,665	$214,594	$173,530

No other country represented more than 5% of the Company’s revenues.

Approximately 20.1%, 25.8% and 21.1% of the Company’s gross written premiums in 2020, 2019 and 2018, respectively, were sourced through the Company’s largest intermediary.

18.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. In February 2021, a severe winter storm impacted Texas and other southern states. Due to the recentness of this event, the Company is unable to estimate the amount of losses at this time. However, the Company anticipates that the losses from this event will adversely impact first quarter 2021 financial statements.

19.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2020
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,974,965	$1,838,247	$2,064,961	$2,078,865
Net written premiums	1,638,708	1,501,550	1,725,701	1,772,741

Premiums earned	1,494,005	1,538,960	1,615,457	1,758,154
Net investment income	74,201	35,153	135,428	131,124
Net realized capital gains (losses)	256,867	(479,360)	115,193	157,104
Total claims and underwriting expenses	1,465,006	1,436,098	1,720,362	1,812,710
Net income (loss)	316,645	(270,593)	119,806	186,015

	2019
(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,684,882	$1,688,038	$1,890,002	$1,790,142
Net written premiums	1,392,243	1,319,865	1,569,954	1,492,886

Premiums earned	1,270,454	1,375,623	1,428,400	1,414,558
Net investment income	84,534	90,709	95,592	85,376
Net realized capital gains (losses)	135,056	142,563	112,542	29,206
Total claims and underwriting expenses	1,174,175	1,255,551	1,562,452	1,505,892
Net income (loss)	251,608	280,922	61,137	36,060

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2020

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$659,957	$681,989	$681,989
State, municipalities and political subdivisions	543,646	577,046	577,046
Foreign government securities	694,132	742,238	742,238
Foreign corporate securities	1,130,865	1,199,866	1,199,866
Public utilities	113,206	120,749	120,749
All other corporate bonds	5,645,979	5,796,383	5,796,383
Mortgage - backed securities
Commercial	512,388	550,080	550,080
Agency residential	937,166	965,100	965,100
Non-agency residential	3,164	3,164	3,164
Redeemable preferred stock	8,147	6,950	6,950
Total fixed maturities-available for sale	10,248,650	10,643,565	10,643,565
Equity securities at fair value(1)	927,324	1,288,767	1,288,767
Short-term investments	708,043	707,905	707,905
Other invested assets	1,094,933	1,094,933	1,094,933
Other invested assets, at fair value (1)	1,773,214	1,796,479	1,796,479
Cash	378,518	378,518	378,518
Total investments and cash	$15,130,682	$15,910,167	$15,910,167

(Some amounts may not reconcile due to rounding.)

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share amounts and par value per share)	2020	2019
ASSETS:
Fixed maturities - available for sale, at market value	$-	$1,750
(amortized cost: 2020, $0; 2019, $1,750)
Equity securities - available for sale, at fair value	311,009	75,585
Other invested assets	146,968	56,909
Other invested assets, at fair value	1,796,479	1,982,582
Short-term investments	9,985	20,514
Cash	10,482	10,384
Total investments and cash	2,274,923	2,147,724
Investment in subsidiaries, at equity in the underlying net assets	6,115,130	4,580,852
Note receivable - affiliated	-	10,000
Accrued investment income	87	573
Advances to affiliates	165	(39)
Other assets	(104)	162
TOTAL ASSETS	$8,390,201	$6,739,272

LIABILITIES:
Senior notes due 6/1/2044	$397,194	$397,074
Senior notes due 10/15/2050	979,524	-
Long term notes due 5/1/2067	223,674	236,758
Accrued interest on debt and borrowings	10,388	2,878
Income taxes	362,393	243,062
Due to affiliates	1,835	1,016
Other liabilities	880	1,059
Total liabilities	$1,975,888	$881,847

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2020 and 2019)	-	-
Additional paid-in capital	1,101,092	1,100,678
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $71,080 at 2020 and $16,997 at 2019	268,018	64,324
Retained earnings	5,045,203	4,692,423
Total stockholder's equity	6,414,313	5,857,425
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,390,201	$6,739,272

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
REVENUES:
Net investment income	$26,021	$34,970	$38,951
Net investment income - Affiliated	320	412	4,085
Net realized capital gains (losses)	(73,338)	274,110	(87,267)
Other income (expense)	3,105	524	(6,085)
Net income (loss) of subsidiaries	393,552	370,084	(906,211)
Total revenues	349,659	680,100	(956,527)

EXPENSES:
Interest expense	35,508	34,931	30,611
Corporate expense	9,392	6,810	6,337
Total expenses	44,900	41,741	36,948

INCOME (LOSS) BEFORE TAXES	304,760	638,359	(993,475)
Income tax expense (benefit)	(47,113)	8,632	(31,291)

NET INCOME (LOSS)	$351,873	$629,727	$(962,184)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	163,080	175,482	(92,966)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	25,468	5,080	2,021
Total URA(D) on securities arising during the period	188,548	180,562	(90,945)

Foreign currency translation adjustments	14,461	17,153	(36,431)

Benefit plan actuarial net gain (loss) for the period	(5,615)	(12,591)	(510)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	6,300	5,453	5,021
Total benefit plan net gain (loss) for the period	685	(7,138)	4,511
Total other comprehensive income (loss), net of tax	203,694	190,577	(122,865)

COMPREHENSIVE INCOME (LOSS)	$555,567	$820,304	$(1,085,049)

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$351,873	$629,727	$(962,184)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(393,552)	(370,084)	906,211
Dividends received from subsidiary	-	300,000	90,000
Increase (decrease) in income taxes	119,331	40,695	4,687
Change in equity adjustments in limited partnerships	8,491	2,468	(2,617)
Change in other assets and liabilities, net	20,179	(16,615)	(20,450)
Amortization of bond premium (accrual of bond discount)	63	13	370
Net realized capital losses (gains)	73,338	(274,110)	87,267
Net cash provided by (used in) operating activities	179,722	312,094	103,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(949,464)	15,174	(1,383,659)
Proceeds from fixed maturities matured/called - available for sale, at market value	1,750	-	9,385
Proceeds from fixed maturities sold - available for sale, at market value	-	12,000	96,836
Proceeds from equity maturities sold - at fair value	61,883	18,905	182,552
Distributions from other invested assets	1,113,176	389,200	1,401,606
Cost of fixed maturities acquired - available for sale, at market value	-	-	(13,510)
Cost of equity securities acquired - at fair value	(184,542)	(32,597)	(39,449)
Cost of other invested assets acquired	(1,211,726)	(388,598)	(1,407,352)
Net change in short-term investments	10,529	(16,403)	396
Net change in unsettled securities transaction	-	-	(99)
Proceeds from repayment (cost of issuance) of note receivable, affiliated	10,000	(10,000)	250,000
Net cash provided by (used in) investing activities	(1,148,394)	(12,319)	(903,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from parent	-	-	500,324
Proceeds from issuance of senior notes	979,417	-	-
Cost of debt repurchase	(10,647)	-	-
Proceeds from issuance (cost of repayment) for note payable, affiliated	-	(300,000)	300,000
Net cash provided by (used in) financing activities	968,770	(300,000)	800,324

Net increase (decrease) in cash	98	(225)	314
Cash, beginning of period	10,384	10,609	10,295
Cash, end of period	$10,482	$10,384	$10,609

Non-cash financing transaction:
Equity value of non-cash capital contribution of affiliate from
parent, net of cash held by affiliate	$-	$-	$211,928
Non-cash contribution from parent	-	-	221
Non-cash contribution to subsidiaries	-	-	(221)
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

5)    Effective February 19, 2019, Everest Reinsurance Holdings, Inc. entered into a $10,000 thousand long term promissory note with Everest Indemnity Insurance Company, an affiliated entity. The note was scheduled to mature on February 19, 2049 but was repaid in September 2020.

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

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Segment		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
As of and for the year ended December 31, 2020
Reinsurance	$169,346	$7,896,076	$1,127,815	$4,484,693	$254,671	$3,209,160	$1,119,966	$119,320	$4,632,265
Insurance	210,361	3,758,874	1,257,359	1,921,883	121,235	1,398,984	253,389	281,713	2,006,435
Total	$379,707	$11,654,950	$2,385,174	$6,406,576	$375,906	$4,608,144	$1,373,355	$401,033	$6,638,700

As of and for the year ended December 31, 2019
Reinsurance	$182,531	$7,138,800	$1,069,829	$3,796,136	$249,073	$2,692,680	$1,027,286	$110,032	$3,923,799
Insurance	205,707	3,070,719	1,129,103	1,692,899	107,138	1,136,442	242,767	240,869	1,851,150
Total	$388,238	$10,209,519	$2,198,932	$5,489,035	$356,211	$3,829,122	$1,270,053	$350,901	$5,774,949

As of and for the year ended December 31, 2018
Reinsurance	$185,328	$7,417,941	$939,693	$3,386,386	$229,375	$3,811,747	$923,902	$97,927	$3,519,704
Insurance	168,302	2,749,077	887,175	1,452,672	85,006	999,271	217,812	195,420	1,512,158
Total	$353,630	$10,167,018	$1,826,868	$4,839,058	$314,381	$4,811,018	$1,141,714	$293,347	$5,031,862

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV - REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2020
Total property and liability
insurance premiums earned	$2,591,613	$1,368,436	$5,183,399	$6,406,576	$80.9%

December 31, 2019
Total property and liability
insurance premiums earned	$2,255,387	$1,193,359	$4,427,006	$5,489,034	$80.7%

December 31, 2018
Total property and liability
insurance premiums earned	$1,903,576	$1,512,380	$4,447,862	$4,839,058	$91.9%