Form 10-Q
period 2021-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2021-05-17
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

YES   ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2021
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents

Form 10-Q

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts and par value per share)	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value (amortized cost: 2021, $10,799,513; 2020, $10,248,650 allowances for credit losses: 2021, ($8,708); 2020, ($1,566))	$11,050,001	$10,643,565
Equity securities, at fair value	1,226,120	1,288,767
Short-term investments (cost: 2021, $620,398; 2020, $708,043)	620,395	707,905
Other invested assets (cost: 2021, $1,177,837; 2020, $1,094,933)	1,177,837	1,094,933
Other invested assets, at fair value	1,889,558	1,796,479
Cash	518,681	378,518
Total investments and cash	16,482,592	15,910,167
Note Receivable - affiliated	300,000	300,000
Accrued investment income	94,239	80,196
Premiums receivable	1,611,678	1,591,980
Reinsurance receivables - unaffiliated	1,562,846	1,505,650
Reinsurance receivables - affiliated	2,578,710	2,701,655
Funds held by reinsureds	275,084	267,599
Deferred acquisition costs	388,746	379,707
Prepaid reinsurance premiums	363,706	363,489
Other assets	651,421	616,640
TOTAL ASSETS	$24,309,022	23,717,083

LIABILITIES:
Reserve for losses and loss adjustment expenses	$12,184,204	$11,654,950
Unearned premium reserve	2,454,077	2,385,174
Funds held under reinsurance treaties	44,769	46,894
Other net payable to reinsurers	358,519	277,390
Losses in course of payment	141,053	161,154
Income taxes net payable	193,453	192,877
Senior notes due 6/1/2044	397,224	397,194
Senior notes due 10/15/2050	979,654	979,524
Long term notes due 5/1/2067	223,699	223,674
Borrowings from FHLB	310,000	310,000
Accrued interest on debt and borrowings	24,035	10,460
Unsettled securities payable	127,283	206,693
Other liabilities	441,251	456,786
Total liabilities	17,879,221	17,302,770
Commitments and Contingencies (Note 6)	(nil)	(nil)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2021 and 2020)	-	-
Additional paid-in capital	1,101,200	1,101,092
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $43,436 at 2021 and $71,080 at 2020	163,955	268,018
Retained earnings	5,164,646	5,045,203
Total stockholder's equity	6,429,801	6,414,313
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$24,309,022	$23,717,083

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
	(unaudited)
REVENUES:
Premiums earned	$1,696,900	$1,494,005
Net investment income	147,723	74,201
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(7,142)	(12,099)
Other net realized capital gains (losses)	142,153	268,966
Total net realized capital gains (losses)	135,011	256,867
Other income (expense)	3,979	(4,498)
Total revenues	1,983,613	1,820,575

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,354,084	1,029,513
Commission, brokerage, taxes and fees	349,854	323,104
Other underwriting expenses	109,795	101,208
Corporate expenses	4,581	3,721
Interest, fee and bond issue cost amortization expense	15,534	7,460
Total claims and expenses	1,833,848	1,465,006

INCOME (LOSS) BEFORE TAXES	149,765	355,569
Income tax expense (benefit)	30,322	38,924

NET INCOME (LOSS)	$119,443	$316,645

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(109,858)	(177,524)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	1,490	27,886
Total URA(D) on securities arising during the period	(108,368)	(149,638)

Foreign currency translation adjustments	2,262	(29,633)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2,043	920
Total benefit plan net gain (loss) for the period	2,043	920
Total other comprehensive income (loss), net of tax	(104,063)	(178,351)

COMPREHENSIVE INCOME (LOSS)	$15,380	$138,294

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2021	2020
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,101,092	$1,100,678
Share-based compensation plans	108	103
Balance, March 31	1,101,200	1,100,781

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	268,018	64,324
Net increase (decrease) during the period	(104,063)	(178,351)
Balance, March 31	163,955	(114,027)

RETAINED EARNINGS:
Balance, January 1	5,045,203	4,692,423
Change to beginning balance due to adoption of ASU 2016-13	-	907
Net income (loss)	119,443	316,645
Balance, March 31	5,164,646	5,009,975

TOTAL STOCKHOLDER'S EQUITY, March 31	$6,429,801	$5,996,729

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$119,443	$316,645
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(20,229)	(88,422)
Decrease (increase) in funds held by reinsureds, net	(9,734)	(20,983)
Decrease (increase) in reinsurance receivables	70,548	97,388
Decrease (increase) in income taxes	28,199	35,413
Decrease (increase) in prepaid reinsurance premiums	404	30,259
Increase (decrease) in reserve for losses and loss adjustment expenses	528,062	106,144
Increase (decrease) in unearned premiums	68,743	112,401
Increase (decrease) in other net payable to reinsurers	80,245	84,561
Increase (decrease) in losses in course of payment	(19,876)	976
Change in equity adjustments in limited partnerships	(54,558)	6,063
Distribution of limited partnership income	11,015	9,486
Change in other assets and liabilities, net	(25,976)	(76,651)
Non-cash compensation expense	9,004	7,528
Amortization of bond premium (accrual of bond discount)	6,823	1,385
Net realized capital (gains) losses	(135,011)	(256,867)
Net cash provided by (used in) operating activities	657,102	365,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	76,628	257,000
Proceeds from fixed maturities sold - available for sale, at market value	492,943	164,244
Proceeds from equity securities sold - at fair value	281,313	204,161
Distributions from other invested assets	32,201	76,391
Cost of fixed maturities acquired - available for sale, at market value	(1,140,719)	(713,474)
Cost of equity securities acquired - at fair value	(174,877)	(167,914)
Cost of other invested assets acquired	(51,719)	(101,663)
Net change in short-term investments	87,694	(45,503)
Net change in unsettled securities transactions	(99,747)	(34,793)
Net cash provided by (used in) investing activities	(496,283)	(361,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(8,896)	(7,425)
Cost of debt repurchase	-	(1,198)
Net cash provided by (used in) financing activities	(8,896)	(8,623)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,760)	(20,301)

Net increase (decrease) in cash	140,163	(25,148)
Cash, beginning of period	378,518	411,122
Cash, end of period	$518,681	$385,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$2,001	$3,558
Interest paid	1,775	2,712

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2021, and 2020

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

2.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company for the three months ended March 31, 2021 and 2020 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020, 2019 and 2018 included in the Company’s most recent Form 10-K filing.

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

Application of Recently Issued Accounting Standard Changes.

Accounting for Income Taxes.  In December 2019, The Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company adopted the guidance effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

3.  INVESTMENTS

Effective January 1, 2020, the Company adopted ASU 2016-13 which modified the previous other than temporary impairment model for available for sale fixed maturity securities.  The guidance requires the Company to record allowances for credit losses for securities that are deemed to have valuation deterioration due to credit related factors.  The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation, gross unrealized depreciation and market value of available for sale, fixed maturity securities as of the dates indicated:

	At March 31, 2021
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$622,352	$-	$16,658	$(167)	$638,843
Obligations of U.S. states and political subdivisions	565,697	-	32,092	(2,741)	595,048
Corporate securities	3,660,209	(3,588)	114,692	(41,884)	3,729,429
Asset-backed securities	2,471,769	(4,915)	25,459	(2,210)	2,490,103
Mortgage-backed securities
Commercial	554,472	-	23,276	(5,158)	572,590
Agency residential	989,178	-	24,826	(8,153)	1,005,851
Non-agency residential	6,262	-	4	(2)	6,264
Foreign government securities	734,630	-	38,724	(4,065)	769,289
Foreign corporate securities	1,194,944	(205)	55,057	(7,212)	1,242,584
Total fixed maturity securities	$10,799,513	$(8,708)	$330,788	$(71,592)	$11,050,001

	At December 31, 2020
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$659,957	$-	$22,032	$-	$681,989
Obligations of U.S. states and political subdivisions	543,646	-	34,655	(1,255)	577,046
Corporate securities	3,316,525	(1,205)	166,072	(31,480)	3,449,912
Asset-backed securities	2,450,807	-	28,585	(5,222)	2,474,170
Mortgage-backed securities
Commercial	512,388	-	37,875	(183)	550,080
Agency residential	937,166	-	28,630	(696)	965,100
Non-agency residential	3,164	-	2	(2)	3,164
Foreign government securities	694,132	-	51,317	(3,211)	742,238
Foreign corporate securities	1,130,865	(361)	73,265	(3,903)	1,199,866
Total fixed maturity securities	$10,248,650	$(1,566)	$442,433	$(45,952)	$10,643,565

The amortized cost and market value of fixed maturity securities are shown in the following tables by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2021		At December 31, 2020
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$710,217	$715,721	$658,561	$659,622
Due after one year through five years	2,970,305	3,077,551	2,911,285	3,036,151
Due after five years through ten years	2,348,514	2,421,105	1,927,265	2,079,866
Due after ten years	748,796	760,816	848,014	875,412
Asset-backed securities	2,471,769	2,490,103	2,450,807	2,474,170
Mortgage-backed securities
Commercial	554,472	572,590	512,388	550,080
Agency residential	989,178	1,005,851	937,166	965,100
Non-agency residential	6,262	6,264	3,164	3,164
Total fixed maturity securities	$10,799,513	$11,050,001	$10,248,650	$10,643,565

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(137,150)	$(188,407)
Change in unrealized appreciation (depreciation), pre-tax	(137,150)	(188,407)
Deferred tax benefit (expense)	28,782	38,769
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$(108,368)	$(149,638)

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2021 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$38,242	$(167)	$-	$-	$38,242	$(167)
Obligations of U.S. states and political subdivisions	56,822	(1,710)	12,079	(1,031)	68,901	(2,741)
Corporate securities	790,015	(24,012)	187,655	(17,872)	977,670	(41,884)
Asset-backed securities	240,987	(1,749)	22,773	(461)	263,760	(2,210)
Mortgage-backed securities
Commercial	120,334	(5,158)	-	-	120,334	(5,158)
Agency residential	529,830	(8,000)	12,012	(153)	541,842	(8,153)
Non-agency residential	3,529	-	156	(2)	3,685	(2)
Foreign government securities	69,597	(1,550)	22,968	(2,515)	92,565	(4,065)
Foreign corporate securities	248,667	(5,705)	14,374	(1,507)	263,041	(7,212)
Total fixed maturity securities	$2,098,023	$(48,051)	$272,017	$(23,541)	$2,370,040	$(71,592)

	Duration of Unrealized Loss at March 31, 2021 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$45,431	$(823)	$27,415	$(3,064)	$72,846	$(3,887)
Due in one year through five years	434,857	(7,796)	112,809	(3,662)	547,666	(11,458)
Due in five years through ten years	544,227	(18,240)	9,671	(658)	553,898	(18,898)
Due after ten years	178,828	(6,285)	87,181	(15,541)	266,009	(21,826)
Asset-backed securities	240,987	(1,749)	22,773	(461)	263,760	(2,210)
Mortgage-backed securities	653,693	(13,158)	12,168	(155)	665,861	(13,313)
Total fixed maturity securities	$2,098,023	$(48,051)	$272,017	$(23,541)	$2,370,040	$(71,592)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2021 were $2,370,040 thousand and $71,592 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at March 31, 2021, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $48,051 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities as well as commercial and agency residential mortgage backed securities. Of these unrealized losses, $42,125 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $23,541 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities. Of these unrealized losses $5,374 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Fixed maturities	$85,121	$74,088
Equity securities	2,923	1,592
Short-term investments and cash	153	1,570
Other invested assets
Limited partnerships	52,151	6,996
Dividends from preferred shares of affiliate	7,758	7,758
Other	6,019	(13,072)
Gross investment income before adjustments	154,125	78,932
Funds held interest income (expense)	3,489	3,257
Interest income from Parent	1,268	1,282
Gross investment income	158,882	83,471
Investment expenses	(11,159)	(9,270)
Net investment income	$147,723	$74,201

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

The Company had contractual commitments to invest up to an additional $1,025,888 thousand in limited partnerships and private placement loans at March 31, 2021. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”).  The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions.  The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of March 31, 2021, the market value of investments in the facility consolidated within the Company’s balance sheets was $409,481 thousand.

Other invested assets, at fair value, as of March 31, 2021 and December 31, 2020, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Fixed maturity securities, market value:
Allowances for credit losses	$(7,142)	$(12,099)
Gains (losses) from sales	3,927	(20,937)
Fixed maturity securities, fair value:
Gains (losses) from fair value adjustments	-	(1,123)
Equity securities, fair value:
Gains (losses) from sales	6,238	(27,602)
Gains (losses) from fair value adjustments	37,551	(121,669)
Other invested assets	1,346	(2,327)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	93,078	442,479
Short-term investment gains (losses)	13	145
Total net realized capital gains (losses)	$135,011	$256,867

	Roll Forward of Allowance for Credit Losses
	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
		Asset	Foreign			Asset	Foreign
	Corporate	Backed	Corporate		Corporate	Backed	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total
Beginning Balance	$(1,205)	$-	$(361)	$(1,566)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(2,383)	(4,915)	-	(7,298)	(11,468)	(70)	(561)	(12,099)
Increases in allowance on previously
impaired securities	-	-	-	-	-	-	-	-
Decreases in allowance on previously
impaired securities	-	-	-	-	-	-	-	-
Reduction in allowance due to disposals	-	-	156	156	-	-	-	-

Balance as of March 31	$(3,588)	$(4,915)	$(205)	$(8,708)	$(11,468)	$(70)	$(561)	$(12,099)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Proceeds from sales of fixed maturity securities	$492,943	$164,244
Gross gains from sales	6,349	1,846
Gross losses from sales	(2,422)	(22,783)

Proceeds from sales of equity securities	$281,313	$204,161
Gross gains from sales	12,304	2,581
Gross losses from sales	(6,066)	(30,183)

4.  RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Gross reserves beginning of period	$11,654,950	$10,209,519
Less reinsurance recoverables	(3,951,474)	(4,215,348)
Net reserves beginning of period	7,703,476	5,994,171
Incurred related to:
Current year	1,338,891	1,026,442
Prior years	15,193	3,071
Total incurred losses and LAE	1,354,084	1,029,513
Paid related to:
Current year	168,423	138,778
Prior years	527,470	593,482
Total paid losses and LAE	695,893	732,260

Foreign exchange/translation adjustment and cumulative adjustment due to adoption of ASU 2016-13	(6,819)	(36,673)

Net reserves end of period	8,354,848	6,254,751
Plus reinsurance recoverables	3,829,356	4,016,471
Gross reserves end of period	$12,184,204	$10,271,222

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $1,338,891 thousand for the three months ended March 31, 2021 and $1,026,442 thousand for the three months ended March 31, 2020, respectively. The increase in current year incurred losses in 2021 compared to 2020 was primarily due to a $230,500 thousand increase in current year catastrophe losses as well as the impact of the increase in premiums earned.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  At March 31, 2021, $1,424,851 thousand of fixed maturities, market value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties.  The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2020, $1,259,576 thousand of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2021 and December 31, 2020 of $912,126 thousand and $784,746 thousand, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, were categorized as Level 3 at March 31, 2021 and December 31, 2020, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent.  The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$638,843	$-	$638,843	$-
Obligations of U.S. States and political subdivisions	595,048	-	595,048	-
Corporate securities	3,729,429	-	3,095,536	633,893
Asset-backed securities	2,490,103	-	1,704,743	785,360
Mortgage-backed securities
Commercial	572,590	-	572,590	-
Agency residential	1,005,851	-	1,005,851	-
Non-agency residential	6,264	-	6,264	-
Foreign government securities	769,289	-	769,289	-
Foreign corporate securities	1,242,584	-	1,236,986	5,598
Total fixed maturities, market value	11,050,001	-	9,625,150	1,424,851

Equity securities, fair value	1,226,120	1,191,064	35,056	-
Other invested assets, fair value	1,889,558	-	-	1,889,558

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$681,989	$-	$681,989	$-
Obligations of U.S. States and political subdivisions	577,046	-	577,046	-
Corporate securities	3,449,912	-	2,819,068	630,844
Asset-backed securities	2,474,170	-	1,851,137	623,033
Mortgage-backed securities
Commercial	550,080	-	550,080	-
Agency residential	965,100	-	965,100	-
Non-agency residential	3,164	-	3,164	-
Foreign government securities	742,238	-	742,238	-
Foreign corporate securities	1,199,866	-	1,194,167	5,699
Total fixed maturities, market value	10,643,565	-	9,383,989	1,259,576

Equity securities, fair value	1,288,767	1,222,158	66,609	-
Other invested assets, fair value	1,796,479	-	-	1,796,479

In addition, $240,892 thousand and $224,698 thousand of investments within other invested assets on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2021
	Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total
Beginning balance	$630,843	$623,033	$5,700	$1,259,576
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,788)	(4,168)	2	(5,954)
Included in other comprehensive income (loss)	2,835	(3,135)	49	(251)
Purchases, issuances and settlements	2,003	169,630	(153)	171,480
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$633,893	$785,360	$5,598	$1,424,851
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2020
	Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total
Beginning balance	$546,939	$153,641	$1,751	$702,331
Total gains or (losses) (realized/unrealized)
Included in earnings	(214)	4	-	(210)
Included in other comprehensive income (loss)	(3,357)	(15,882)	-	(19,239)
Purchases, issuances and settlements	99,064	100,868	(1,751)	198,181
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$642,432	$238,631	$-	$881,063
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Fair Value
Three Months Ended March 31, 2021
Foreign
(Dollars in thousands)	Corporate	Total
Beginning balance fixed maturities at fair value	$-	$-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$-	$-
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	Three Months Ended March 31, 2020
	Foreign
(Dollars in thousands)	Corporate	Total
Beginning balance fixed maturities at fair value	$5,826	$5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,123)	(1,123)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$4,703	$4,703
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Other invested assets, fair value:
Beginning balance	$1,796,479	$1,982,582
Total gains or (losses) (realized/unrealized)
Included in earnings	93,079	442,479
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance	$1,889,558	$2,425,061
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At March 31, 2021	At December 31, 2020
(Dollars in thousands)
The Prudential	$139,981	$140,773
Unaffiliated life insurance company	32,835	35,128

7.  COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2021
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related temporary	$(139,019)	29,161	$(109,858)
Reclassification of net realized losses (gains) included in net income (loss)	1,870	(379)	1,490
Foreign currency translation adjustments	2,856	(594)	2,262
Reclassification of amortization of net gain (loss) included in net income (loss)	2,586	(543)	2,043
Total other comprehensive income (loss)	$(131,708)	$27,645	$(104,063)

(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(223,770)	$46,246	$(177,524)
Reclassification of net realized losses (gains) included in net income (loss)	35,364	(7,478)	27,886
Foreign currency translation adjustments	(37,532)	7,899	(29,633)
Reclassification of amortization of net gain (loss) included in net income (loss)	1,165	(245)	920
Total other comprehensive income (loss)	$(224,773)	$46,422	$(178,351)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Affected line item within the
	March 31,		statements of operations and
AOCI component	2021	2020	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$1,870	$35,364	Other net realized capital gains (losses)
	(379)	(7,478)	Income tax expense (benefit)
	$1,490	$27,886	Net income (loss)
Benefit plan net gain (loss)	$2,586	$1,165	Other underwriting expenses
	(543)	(245)	Income tax expense (benefit)
	$2,043	$920	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Beginning balance of URA (D) on securities	$313,161	$124,612
Current period change in URA (D) of investments - non-credit related	(108,368)	(149,638)
Ending balance of URA (D) on securities	204,793	(25,025)

Beginning balance of foreign currency translation adjustments	28,727	14,267
Current period change in foreign currency translation adjustments	2,262	(29,633)
Ending balance of foreign currency translation adjustments	30,989	(15,367)

Beginning balance of benefit plan net gain (loss)	(73,870)	(74,556)
Current period change in benefit plan net gain (loss)	2,043	920
Ending balance of benefit plan net gain (loss)	(71,827)	(73,635)

Ending balance of accumulated other comprehensive income (loss)	$163,955	$(114,027)

8.  COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies.  At March 31, 2021, the total amount on deposit in the trust account was $928,624 thousand.

On December 1, 2015, the Company entered into two collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The first agreement provides up to $300,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada.  The second agreement provides up to $325,000 thousand of reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico and Canada. These reinsurance agreements expired in December 2020.

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

On April 8, 2021, the Company entered into six collateralized reinsurance agreements with Kilimanjaro to provide the Company with catastrophe reinsurance coverage.  These agreements are multi-year reinsurance contracts which cover named storm and earthquake events.  The first three agreements are four year reinsurance contracts which provide up to $150,000 thousand, $85,000 thousand and $85,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.  The remaining three agreements are five year reinsurance contracts which provide up to $150,000 thousand, $90,000 thousand and $90,000 thousand, respectively, of annual aggregate reinsurance coverage from named storms and earthquakes in the United States, Puerto Rico, the U.S. Virgin Islands and Canada.

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

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors.  On December 1, 2015, Kilimanjaro issued $625,000 thousand of notes (“Series 2015-1 Notes).  The $625,000 thousand of Series 2015-1 Notes were fully redeemed and are no longer outstanding.  On April 13, 2017, Kilimanjaro issued $950,000 thousand of notes (“Series 2017-1 Notes) and $300,000 thousand of notes (“Series 2017-2 Notes). On April 30, 2018, Kilimanjaro issued $262,500 thousand of notes (“Series 2018-1 Notes”) and $262,500 thousand of notes (“Series 2018-2 Notes”). On December 12, 2019 Kilimanjaro issued $425,000 thousand of notes (“Series 2019-1 Notes”) and $425,000 thousand of notes (“Series 2019-2 Notes’”). On April 8, 2021 Kilimanjaro issued $320,000 thousand of notes (“Series 2021-1 Notes”) and $330,000 thousand of notes (“Series 2021-2 Notes”).  The proceeds from the issuance of the Notes listed above are held in reinsurance trust throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

9.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2021		December 31, 2020
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$397,224	$479,616	$397,194	$528,000
3.5% Senior notes	10/07/2020	10/15/2050	1,000,000	$979,654	$976,480	$979,524	$1,138,100

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

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Interest expense incurred 4.868% Senior Notes	$4,868	$4,868
Interest expense incurred 3.5% Senior Notes	$8,805	$-

10.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					March 31, 2021		December 31, 2020
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$223,699	$207,648	$223,674	$206,447

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007.  During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years.  Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017.  The reset quarterly interest rate for February 16, 2021 to May 16, 2021 is 2.58%.

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

The Company repurchased and retired $0 thousand and $1,700 thousand of its outstanding long term subordinated notes during the three months ended March 31, 2021 and 2020, respectively. The Company realized a gain of $0 thousand and $502 thousand from the repurchase of the long term subordinated notes during the three months ended March 31, 2021 and 2020, respectively.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand. In addition, during 2020, the Company repurchased and retired $13,183 thousand of these notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Interest expense incurred	$1,462	$2,538

11.  FEDERAL HOME LOAN BANK MEMBERSHIP

Effective August 15, 2019, Everest Reinsurance Company (“Everest Re”) became a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets.  As of March 31, 2021, Everest Re had admitted assets of approximately $17,280,068 thousand which provides borrowing capacity of up to approximately $1,728,007 thousand.

During 2020, Everest Re borrowed $400,000 thousand under its FHLBNY capacity. The borrowings have interest payable at an interest rate of 0.35%.  As of March 31, 2021, $310,000 of these borrowings remain outstanding, with maturities in November and December 2021. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
Reinsurance	March 31,
(Dollars in thousands)	2021	2020
Gross written premiums	$1,420,082	$1,308,194
Net written premiums	1,208,813	1,114,235

Premiums earned	$1,177,170	$1,007,034
Incurred losses and LAE	970,318	682,707
Commission and brokerage	290,556	260,901
Other underwriting expenses	36,289	29,847
Underwriting gain (loss)	$(119,994)	$33,579

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2021	2020
Gross written premiums	$713,252	$666,771
Net written premiums	556,530	524,474

Premiums earned	$519,730	$486,970
Incurred losses and LAE	383,766	346,805
Commission and brokerage	59,298	62,203
Other underwriting expenses	73,505	71,361
Underwriting gain (loss)	$3,161	$6,601

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Underwriting gain (loss)	$(116,833)	$40,180
Net investment income	147,723	74,201
Net realized capital gains (losses)	135,011	256,867
Corporate expense	(4,581)	(3,721)
Interest, fee and bond issue cost amortization expense	(15,534)	(7,460)
Other income (expense)	3,979	(4,498)
Income (loss) before taxes	$149,765	$355,569

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Canada gross written premiums	$34,330	$63,637

No other country represented more than 5% of the Company’s revenues.

13.  RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $300,000 thousand long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. The Company recognized interest income related to this long term note of $1,268 thousand and $1,282 thousand for the three months ended March 31, 2021 and 2020, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Dividends received on preferred stock of affiliate	$7,758	$7,758

Affiliates

The Company has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance Ltd. (“Everest International”), Mt. Logan Re, Everest Insurance Company of Canada (“Everest Canada”) and Lloyd’s Syndicate 2786, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in thousands)
					Single
		Percent	Assuming		Occurrence		Aggregate
Coverage Period	Ceding Company	Ceded	Company	Type of Business	Limit		Limit
01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150,000		325,000
01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150,000		300,000
01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	property / casualty business	100,000		200,000
01/01/2015-12/31/2016	Everest Re	50.0%	Bermuda Re	property / casualty business	162,500		325,000
01/01/2017-12/31/2017	Everest Re	60.0%	Bermuda Re	property / casualty business	219,000		438,000
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350,000	(1)	-
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206,250	(1)	412,500	(1)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150,000	(1)	412,500	(1)
01/01/2014-12/31/2017	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	262,500	(1)	412,500	(1)
01/01/2012-12/31/2017	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	-		-
01/01/2020	Everest International Assurance	100.0%	Bermuda Re	life business	-		-

(1) Amounts shown are Canadian dollars.

Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract (“stop loss agreement”) with Bermuda Re.  The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions.  The stop loss agreement was most recently renewed effective January 1, 2021.

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

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2021	2020
Ceded written premiums	$70,798	$30,500
Ceded earned premiums	70,877	30,500
Ceded losses and LAE	(30,150)	(22,159)

	Three Months Ended
Everest International	March 31,
(Dollars in thousands)	2021	2020
Ceded written premiums	$-	$-
Ceded earned premiums	-	-
Ceded losses and LAE	-	22

	Three Months Ended
Everest Canada	March 31,
(Dollars in thousands)	2021	2020
Assumed written premiums	$-	$236
Assumed earned premiums	-	39
Assumed losses and LAE	59	1,598

	Three Months Ended
Lloyd's Syndicate 2786	March 31,
(Dollars in thousands)	2021	2020
Assumed written premiums	$599	$(3,031)
Assumed earned premiums	529	(2,822)
Assumed losses and LAE	(1,582)	814

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Three Months Ended
Mt. Logan Re Segregated Accounts	March 31,
(Dollars in thousands)	2021	2020
Ceded written premiums	$81,371	$95,350
Ceded earned premiums	65,988	79,855
Ceded losses and LAE	72,994	37,465
Assumed written premiums	-	-
Assumed earned premiums	-	-
Assumed losses and LAE	-	-

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Service cost	$2,738	$4,011
Interest cost	1,999	2,483
Expected return on plan assets	(5,580)	(5,197)
Amortization of net (income) loss	2,730	1,213
Net periodic benefit cost	$1,887	$2,510

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Service cost	$281	$141
Interest cost	181	215
Amortization of prior service cost	(144)	(48)
Net periodic benefit cost	$318	$308

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss).  In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2021 and 2020, respectively.

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

There continues to be a negative impact on industry underwriting results from the pandemic.  These impacts vary significantly from country to country depending on the rate of infections and the corresponding mandated business restrictions.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes.  The increased frequency of catastrophe losses in 2020 appears to be further pressuring the increase of rates.  Rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability.  Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what will be the impact on pricing conditions but it is likely to change depending on the line of business and geography.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2021	2020	(Decrease)
Gross written premiums	$2,133.3	$1,975.0	8.0%
Net written premiums	1,765.3	1,638.7	7.7%

REVENUES:
Premiums earned	$1,696.9	$1,494.0	13.6%
Net investment income	147.7	74.2	99.1%
Net realized capital gains (losses)	135.0	256.9	-47.4%
Other income (expense)	4.0	(4.5)	-188.5%
Total revenues	1,983.6	1,820.6	9.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,354.1	1,029.5	31.5%
Commission, brokerage, taxes and fees	349.9	323.1	8.3%
Other underwriting expenses	109.8	101.2	8.5%
Corporate expense	4.6	3.7	23.1%
Interest, fee and bond issue cost amortization expense	15.5	7.5	108.2%
Total claims and expenses	1,833.8	1,465.0	25.2%

INCOME (LOSS) BEFORE TAXES	149.8	355.6	-57.9%
Income tax expense (benefit)	30.3	38.9	-22.1%
NET INCOME (LOSS)	$119.4	$316.6	-62.3%

RATIOS:			Point Change
Loss ratio	79.8%	68.9%	10.9
Commission and brokerage ratio	20.6%	21.6%	(1.0)
Other underwriting expense ratio	6.5%	6.8%	(0.3)
Combined ratio	106.9%	97.3%	9.6

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2021	2020	(Decrease)
Balance sheet data:
Total investments and cash	$16,482.6	$15,910.2	3.6%
Total assets	24,309.0	23,717.1	2.5%
Loss and loss adjustment expense reserves	12,184.2	11,655.0	4.5%
Total debt	1,910.6	1,910.4	0.0%
Total liabilities	17,879.2	17,302.8	3.3%
Stockholder's equity	6,429.8	6,414.3	0.2%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums.  Gross written premiums increased by 8.0% to $2,133.3 million for the three months March 31, 2021, compared to $1,975.0 million for the three months ended March 31, 2020, reflecting a $111.9 million, or 8.6%, increase in our reinsurance business and a $46.5 million, or 7.0%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in property pro rata business, property excess of loss business and casualty excess of loss writings. The rise in insurance premiums was primarily due to increases in specialty casualty business, property business and professional liability business, partially offset by a decline in workers’ compensation business.

Net written premiums increased by 7.7% to $1,765.3 million for the three months ended March 31, 2021, compared to $1,638.7 million for the three months ended March 31, 2020, which is consistent with the change in gross written premiums. Premiums earned increased by 13.6% to $1,696.9 million for the three months ended March 31, 2021, compared to $1,494.0 million for the three months ended March 31, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased 99.1% to $147.7 million for the three months ended March 31, 2021 compared with net investment income of $74.2 million for the three months ended March 31, 2020. Net pre-tax investment income as a percentage of average invested assets was 3.8% and 2.6% for the three months ended March 31, 2021 and 2020, respectively. The increases in both income and yield were primarily the result of an increase in limited partnership income and higher income from our fixed income portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $135.0 million and $256.9 million for the three months ended March 31, 2021 and 2020, respectively. The net realized capital gains of $135.0 million for the three months ended March 31, 2021, were comprised of $130.6 million of gains from fair value re-measurements and $11.5 million of gains from sales of investments, partially offset by $7.1 million in net allowances for credit losses. The net realized capital gains of $256.9 million in 2020 were comprised of $319.7 million of gains from fair value re-measurements, partially offset by $50.7 million of losses from sales of investments and $12.1 million of allowances for credit losses.

Other Income (Expense).  We recorded other income of $4.0 million and other expense of $4.5 million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,078.4	63.6%		$(1.0)	-0.1%		$1,077.4	63.5%
Catastrophes	260.5	15.4%		16.2	1.0%		276.7	16.4%
Total	$1,338.9	79.0%		$15.2	0.9%		$1,354.1	79.8%
2020
Attritional	$996.4	66.7%		$(1.1)	-0.1%		$995.3	66.6%
Catastrophes	30.0	2.0%		4.2	0.3%		34.2	2.3%
Total	$1,026.4	68.7%		$3.1	0.2%		$1,029.5	68.9%
Variance 2021/2020
Attritional	$82.0	(3.1)	pts	$0.1	-	pts	$82.1	(3.1)	pts
Catastrophes	230.5	13.4	pts	12.0	0.7	pts	242.5	14.1	pts
Total	$312.5	10.3	pts	$12.1	0.7	pts	$324.6	10.9	pts

Incurred losses and LAE increased by 31.5% to $1,354.1 million for the three months ended March 31, 2021 compared to $1,029.5 million for the three months ended March 31, 2020, primarily due to an increase of $230.5 million in current year catastrophe losses and an increase of $82.0 million in current year attritional losses, mainly related to the impact of the increase in premiums earned partially offset by $35.7 million of COVID-19 losses incurred in 2020. The current year catastrophe losses of $260.5 million for the three months ended March 31, 2021 related to Texas winter storms ($253.0 million), and the 2021 Aussie floods ($7.5 million). The current year catastrophe losses of $30.0 million for the three months ended March 31, 2020 related to the Nashville tornadoes ($10.0 million), Australia East Coast storms ($10.0 million) and the Australia fires ($10.0 million).

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased to $349.9 million for the three months ended March 31, 2021 compared to $323.1 million for the three months ended March 31, 2020. The increase was mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.

Other Underwriting Expenses. Other underwriting expenses increased to $109.8 million for the three months ended March 31, 2021 compared to $101.2 million for the three months ended March 31, 2020. These increases were mainly due to changes in affiliated reinsurance agreements, impact of increase in premiums earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have increased slightly to $4.6 million from $3.7 million for the three months ended March 31, 2021 and 2020, respectively. The increases were mainly due to higher compensation costs.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $15.5 million and $7.5 million for the three months ended March 31, 2021 and 2020, respectively. The variance in expense was primarily due to interest expense on the $1,000.0 million of senior notes issued in October 2020 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.6% as of March 31, 2021 compared to 4.1% as of March 31, 2020.

Income Tax Expense (Benefit).  We had an income tax expense of $30.3 million and $38.9 million for the three months ended March 31, 2021 and 2020, respectively.  Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions.  The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, qualifying dividends, and foreign tax credits. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates.  The change in income tax expense (benefit) for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 results primarily from higher investment income and earned premiums offset by higher catastrophe losses and the impact of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) incurred in the first quarter of 2020.

The CARES Act was passed by Congress and signed into law by the President on March 27, 2020 in response to the COVID-19 pandemic.  Among the provisions of the CARES Act was a special tax provision which allows companies to elect to carryback five years net operating losses incurred in the 2018, 2019 and/or 2020 tax years.  The Tax Cuts and Jobs Act of 2017 had eliminated net operating loss carrybacks for most companies. The Company determined that the special five year loss carryback tax provision provided a tax benefit of $31.0 million which it recorded in the quarter ended March 31, 2020.

Net Income (Loss).

Our net income was $119.4 million and $316.6 million, for the three months ended March 31, 2021 and 2020 respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 9.6 points to 106.9% for the three months ended March 31, 2021 compared to 97.3% for the three months ended March 31, 2020. The loss ratio component increased by 10.9 points for the three months ended March 31, 2021 over the same period last year mainly due to an increase of $230.5 million in current year catastrophe losses. The commission and brokerage ratio component decreased to 20.6% for the three months ended March 31, 2021 compared to 21.6% for the three months ended March 31, 2020, reflecting changes in affiliated reinsurance agreements and changes in the mix of business. The other underwriting expense ratio decreased slightly to 6.5% for the three months ended March 31, 2021 from 6.8% for the three months ended March 31, 2020.

Stockholder's Equity.

Stockholder’s equity increased by $15.5 million to $6,429.8 million at March 31, 2021  from $6,414.3 million at December 31, 2020, principally as a result of $119.4 million of net income, $2.3 million of net foreign currency translation adjustments and $2.0 million of net benefit plan obligation adjustments, partially offset by $108.4 million of net unrealized depreciation on investments, net of tax.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 99.1% to $147.7 million for the three months ended March 31, 2021 compared to $74.2 million for the three months ended March 31, 2020. This increase was primarily the result of an increase in limited partnership income and higher income from our fixed income portfolio.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020
Fixed maturities	$85.1	$74.1
Equity securities	2.9	1.6
Short-term investments and cash	0.1	1.6
Other invested assets
Limited partnerships	52.2	7.0
Dividends from preferred shares of affiliate	7.8	7.8
Other	6.0	(13.1)
Gross investment income before adjustments	154.1	79.0
Funds held interest income (expense)	3.5	3.2
Interest income from Parent	1.3	1.3
Gross investment income	158.9	83.5
Investment expenses	11.2	9.3
Net investment income	$147.7	$74.2

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2021	2020
Imbedded pre-tax yield of cash and invested assets	3.0%	3.1%
Imbedded after-tax yield of cash and invested assets	2.4%	2.5%

	Three Months Ended
	March 31,
	2021	2020
Annualized pre-tax yield on average cash and invested assets	3.8%	2.6%
Annualized after-tax yield on average cash and invested assets	3.1%	2.1%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$6.3	$1.8	$4.5
Losses	(2.4)	(22.8)	20.4
Total	3.9	(21.0)	24.9
Equity securities, fair value
Gains	12.3	2.6	9.7
Losses	(6.1)	(30.2)	24.1
Total	6.2	(27.6)	33.8
Other invested assets
Gains	1.4	3.0	(1.6)
Losses	(0.1)	(5.4)	5.3
Total	1.3	(2.4)	3.7
Short Term Investments:
Gains	-	0.1	(0.1)
Losses	-	-	-
Total	-	0.1	(0.1)
Total net realized gains (losses) from sales
Gains	20.1	7.5	12.6
Losses	(8.6)	(58.4)	49.8
Total	11.5	(50.7)	62.2

Allowances for credit losses:	(7.1)	(12.1)	5.0

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(1.1)	1.1
Equity securities, fair value	37.6	(121.7)	159.3
Other invested assets, fair value	93.1	442.5	(349.4)
Total	130.6	319.7	(189.1)

Total net realized gains (losses)	$135.0	$256.9	$(121.9)

(Some amounts may not reconcile due to rounding.)

Net Realized Capital Gains (Losses). Net realized capital gains were $135.0 million and $256.9 million for the three months ended March 31, 2021 and 2020, respectively. The net realized capital gains of $135.0 million for the three months ended March 31, 2021, were comprised of $130.6 million of gains from fair value re-measurements and $11.5 million of gains from sales of investments, partially offset by $7.1 million in net allowances for credit losses. The net realized capital gains of $256.9 million in 2020 were comprised of $319.7 million of gains from fair value re-measurements, partially offset by $50.7 million of losses from sales of investments and $12.1 million of allowances for credit losses.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Variance	% Change
Gross written premiums	$1,420.1	$1,308.2	$111.9	8.6%
Net written premiums	1,208.8	1,114.2	94.6	8.5%

Premiums earned	$1,177.2	$1,007.0	$170.2	16.9%
Incurred losses and LAE	970.3	682.7	287.6	42.1%
Commission and brokerage	290.6	260.9	29.7	11.4%
Other underwriting expenses	36.3	29.8	6.5	21.6%
Underwriting gain (loss)	$(120.0)	$33.6	$(153.6)	NM

				Point Chg
Loss ratio	82.4%	67.8%		14.6
Commission and brokerage ratio	24.7%	25.9%		(1.2)
Other underwriting ratio	3.1%	3.0%		0.1
Combined ratio	110.2%	96.7%		13.5

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.  Gross written premiums increased by 8.6% to $1,420.1 million for the three months ended March 31, 2021 from $1,308.2 million for the three months ended March 31, 2020 primarily due to increases in property pro rata business, property excess of loss business and casualty excess of loss writings. Net written premiums increased by 8.5% to $1,208.8 million for the three months ended March 31, 2021 compared to $1,114.2 million for the three months ended March 31, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 16.9% to $1,177.2 million for the three months ended March 31, 2021 compared to $1,007.0 million for the three months ended March 31, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$741.8	63.0%		$-	0.0%		$741.8	63.0%
Catastrophes	213.0	18.1%		15.5	1.3%		228.5	19.4%
Total segment	$954.8	81.1%		$15.5	1.3%		$970.3	82.4%
2020
Attritional	$654.7	65.0%		$(0.6)	-0.1%		$654.0	64.9%
Catastrophes	24.5	2.4%		4.2	0.4%		28.7	2.8%
Total segment	$679.2	67.4%		$3.5	0.3%		$682.7	67.8%
Variance 2021/2020
Attritional	$87.1	(2.0)	pts	$0.6	0.1	pts	$87.8	(1.9)	pts
Catastrophes	188.5	15.7	pts	11.3	0.9	pts	199.8	16.6	pts
Total segment	$275.6	13.7	pts	$12.0	1.0	pts	$287.6	14.6	pts

Incurred losses increased by 42.1% to $970.3 million for the three months ended March 31, 2021 compared to $682.7 million for the three months ended March 31, 2020.  The rise in incurred losses was primarily due to an increase of $188.5 million on current years catastrophe losses and an increase of $87.1 million in current year attritional losses, primarily related to the impact of the increase in premiums earned. The $213.0 million of current year catastrophe losses for the three months ended March 31, 2021 related to Texas winter storms ($205.5 million), and the 2021 Aussie floods  ($7.5 million).The current year catastrophe losses of $24.5 million for the three months ended March 31, 2020 primarily related to Australia East Coast storms ($10.0 million), Australia fires (10.0 million) and the Nashville tornadoes ($4.5 million).

Segment Expenses.  Commission and brokerage increased to $290.6 million for the three months ended March 31, 2021 compared to $260.9 million for the three months ended March 31, 2020. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses increased to $36.3 million for the three months ended March 31, 2021 from $29.8 million for the three months ended March 31, 2020, mainly due to the impact of the increase in premiums earned and changes in affiliated reinsurance agreements.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Variance	% Change
Gross written premiums	$713.3	$666.8	$46.5	7.0%
Net written premiums	556.5	524.5	32.0	6.1%

Premiums earned	$519.7	$487.0	$32.7	6.7%
Incurred losses and LAE	383.8	346.8	37.0	10.7%
Commission and brokerage	59.3	62.2	(2.9)	-4.7%
Other underwriting expenses	73.5	71.4	2.1	2.9%
Underwriting gain (loss)	$3.2	$6.6	$(3.4)	-52.1%

				Point Chg
Loss ratio	73.8%	71.2%		2.6
Commission and brokerage ratio	11.4%	12.8%		(1.4)
Other underwriting ratio	14.1%	14.6%		(0.5)
Combined ratio	99.4%	98.6%		0.7

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 7.0% to $713.3 million for the three months ended March 31, 2021 compared to $666.8 million for the three months ended March 31, 2020. The rise in gross written premiums was primarily due to increases in specialty casualty business, property business and professional liability business, partially offset by a decline in workers’ compensation business. Net written premiums increased by 6.1% to $556.5 million for the three months ended March 31, 2021 compared to $524.5 million for the three months ended March 31, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 6.7% to $519.7 million for the three months ended March 31, 2021 compared to $487.0 million for the three months ended March 31, 2020. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$336.6	64.8%		$(1.0)	-0.2%		$335.6	64.6%
Catastrophes	47.5	9.1%		0.7	0.1%		48.2	9.3%
Total segment	$384.1	73.9%		$(0.3)	-0.1%		$383.8	73.8%
2020
Attritional	$341.8	70.2%		$(0.5)	-0.1%		$341.3	70.1%
Catastrophes	5.5	1.1%		-	0.0%		5.5	1.1%
Total segment	$347.3	71.3%		$(0.5)	-0.1%		$346.8	71.2%
Variance 2021/2020
Attritional	$(5.2)	(5.4)	pts	$(0.5)	(0.1)	pts	$(5.7)	(5.5)	pts
Catastrophes	42.0	8.0	pts	0.7	0.1	pts	42.7	8.2	pts
Total segment	$36.8	2.6	pts	$0.2	-	pts	$37.0	2.6	pts

Incurred losses and LAE increased by 10.7% to $383.8 million for the three months ended March 31, 2021 compared to $346.8 million for the three months ended March 31, 2020, mainly due to an increase of $42.0 million in current year catastrophe losses. The $47.5 million of current year catastrophe losses for the three months ended March 31, 2021, related to Texas winter storms ($47.5 million). The current year catastrophe losses for the three months ended March 31, 2020 of $5.5 million related to the Nashville tornadoes ($5.5 million).

Segment Expenses.  Commission and brokerage decreased to $59.3 million for the three months ended March 31, 2021 compared to $62.2 million for the three months ended March 31, 2020. The decrease was primarily due to changes in the mix of business. Segment other underwriting expenses increased to $73.5 million for the three months ended March 31, 2021 compared to $71.4 million for the three months ended March 31, 2020, mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk.  Our $16.5 billion investment portfolio, at March 31, 2021, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $1,584.7 million of mortgage-backed securities in the $11,050.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $620.4 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2021
(Dollars in millions)	-200	-100	-	100	200
Total Market/Fair Value	$12,388.5	$12,029.4	$11,670.4	$11,311.4	$10,952.3
Market/Fair Value Change from Base (%)	6.2%	3.1%	0.0%	-3.1%	-6.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$567.3	$283.6	$-	$(283.6)	$(567.3)

We had $12,184.2 million and $11,654.9 million of gross reserves for losses and LAE as of March 31, 2021 and December 31, 2020, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$980.9	$1,103.5	$1,226.1	$1,348.7	$1,471.3
After-tax Change in Fair/Market Value	(193.7)	(96.9)	-	96.9	193.7

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

Dated: May 17, 2021