Form 10-Q
period 2021-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2021-08-12
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

YES ☐NO ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2021
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents

Form 10-Q

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts and par value per share)	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS:
Fixed maturities – available for sale, at market value (amortized cost: 2021, $11,255,282; 2020, $10,248,650, allowances for credit losses: 2021, $(23,783); 2020, $(1,566))	$11,553,817	$10,643,565
Equity securities, at fair value	1,449,667	1,288,767
Short-term investments (cost: 2021, $503,452; 2020, $708,043)	503,452	707,905
Other invested assets	1,430,635	1,094,933
Other invested assets, at fair value	1,977,109	1,796,479
Cash	545,746	378,518
Total investments and cash	17,460,426	15,910,167
Note Receivable - affiliated	300,000	300,000
Accrued investment income	107,263	80,196
Premiums receivable	1,827,456	1,591,980
Reinsurance recoverables - unaffiliated	1,558,378	1,505,650
Reinsurance recoverables - affiliated	2,434,943	2,701,655
Funds held by reinsureds	290,439	267,599
Deferred acquisition costs	428,744	379,707
Prepaid reinsurance premiums	405,847	363,489
Other assets	693,482	616,640
TOTAL ASSETS	$25,506,978	23,717,083

LIABILITIES:
Reserve for losses and loss adjustment expenses	$12,486,199	$11,654,950
Unearned premium reserve	2,660,110	2,385,174
Funds held under reinsurance treaties	48,553	46,894
Other net payable to reinsurers	346,577	277,390
Losses in course of payment	200,174	161,154
Income taxes net payable	299,208	192,877
Senior notes due 6/1/2044	397,254	397,194
Senior notes due 10/15/2050	979,784	979,524
Long term notes due 5/1/2067	223,724	223,674
Borrowings from FHLB	310,000	310,000
Accrued interest on debt and borrowings	9,641	10,460
Unsettled securities payable	99,159	206,693
Other liabilities	484,991	456,786
Total liabilities	18,545,374	17,302,770
Commitments and Contingencies (Note 6)	(nil)	(nil)

STOCKHOLDER'S EQUITY:
Common shares, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2021 and 2020)	-	-
Additional paid-in capital	1,101,316	1,101,092
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) $60,978 at 2021 and $71,080 at 2020	229,835	268,018
Retained earnings	5,630,453	5,045,203
Total stockholder's equity	6,961,604	6,414,313
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$25,506,978	$23,717,083

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,766,555	$1,538,960	$3,463,455	$3,032,965
Net investment income	248,135	35,153	395,858	109,354
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(15,075)	(7,826)	(22,217)	(19,925)
Other net realized capital gains (losses)	198,838	(471,534)	340,991	(202,568)
Total net realized capital gains (losses)	183,763	(479,360)	318,774	(222,493)
Other income (expense)	(1,867)	(5,122)	2,112	(9,620)
Total revenues	2,196,586	1,089,631	4,180,199	2,910,206

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,095,618	975,832	2,449,702	2,005,345
Commission, brokerage, taxes and fees	386,848	355,699	736,702	678,803
Other underwriting expenses	109,930	94,131	219,725	195,339
Corporate expenses	7,618	3,514	12,199	7,235
Interest, fee and bond issue cost amortization expense	15,537	6,922	31,071	14,382
Total claims and expenses	1,615,551	1,436,098	3,449,399	2,901,104

INCOME (LOSS) BEFORE TAXES	581,035	(346,467)	730,800	9,102
Income tax expense (benefit)	115,228	(75,874)	145,550	(36,950)

NET INCOME (LOSS)	$465,807	$(270,593)	$585,250	$46,052

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	43,410	243,550	(66,448)	66,026
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	6,442	3,543	7,932	31,429
Total URA(D) on securities arising during the period	49,852	247,093	(58,516)	97,455

Foreign currency translation adjustments	13,985	8,436	16,247	(21,197)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2,043	1,806	4,086	2,726
Total benefit plan net gain (loss) for the period	2,043	1,806	4,086	2,726
Total other comprehensive income (loss), net of tax	65,880	257,335	(38,183)	78,984

COMPREHENSIVE INCOME (LOSS)	$531,687	$(13,258)	$547,067	$125,036

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2021	2020
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000
Balance, June 30	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,101,092	$1,100,678
Share-based compensation plans	108	103
Balance, March 31	1,101,200	1,100,781
Share-based compensation plans	116	101
Balance, June 30	1,101,316	1,100,882

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	268,018	64,324
Net increase (decrease) during the period	(104,063)	(178,351)
Balance, March 31	163,955	(114,027)
Net increase (decrease) during the period	65,880	257,335
Balance, June 30	229,835	143,308

RETAINED EARNINGS:
Balance, January 1	5,045,203	4,692,423
Change to beginning balance due to adoption of ASU 2016-13	-	907
Net income (loss)	119,443	316,645
Balance, March 31	5,164,646	5,009,975
Net income (loss)	465,807	(270,593)
Balance, June 30	5,630,453	4,739,382

TOTAL STOCKHOLDER'S EQUITY, June 30	$6,961,604	$5,983,572

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$585,250	$46,052
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(233,770)	(147,210)
Decrease (increase) in funds held by reinsureds, net	(21,256)	(13,336)
Decrease (increase) in reinsurance recoverables	226,291	233,199
Decrease (increase) in income taxes	116,483	(41,843)
Decrease (increase) in prepaid reinsurance premiums	(40,542)	15,928
Increase (decrease) in reserve for losses and loss adjustment expenses	812,725	205,192
Increase (decrease) in unearned premiums	272,722	90,640
Increase (decrease) in other net payable to reinsurers	66,461	89,520
Increase (decrease) in losses in course of payment	39,117	118,964
Change in equity adjustments in limited partnerships	(201,379)	50,809
Distribution of limited partnership income	27,905	30,916
Change in other assets and liabilities, net	(93,690)	(75,931)
Non-cash compensation expense	18,406	15,462
Amortization of bond premium (accrual of bond discount)	15,535	4,436
Net realized capital (gains) losses	(318,774)	222,493
Net cash provided by (used in) operating activities	1,271,484	845,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,153,258	494,544
Proceeds from fixed maturities sold - available for sale, at market value	242,072	337,723
Proceeds from equity securities sold - at fair value	346,088	213,003
Distributions from other invested assets	70,811	119,727
Cost of fixed maturities acquired - available for sale, at market value	(2,401,534)	(1,226,251)
Cost of equity securities acquired - at fair value	(358,790)	(222,818)
Cost of other invested assets acquired	(210,373)	(215,569)
Net change in short-term investments	205,323	(308,979)
Net change in unsettled securities transactions	(129,026)	37,744
Net cash provided by (used in) investing activities	(1,082,171)	(770,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(18,182)	(15,258)
Cost of debt repurchase	-	(10,648)
Net cash provided by (used in) financing activities	(18,182)	(25,906)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,903)	(14,015)

Net increase (decrease) in cash	167,228	34,495
Cash, beginning of period	378,518	411,122
Cash, end of period	$545,746	$445,617

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$28,859	$4,763
Interest paid	31,520	14,782

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2021, and 2020

1. GENERAL

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

2. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020, 2019 and 2018 included in the Company’s most recent Form 10-K filing.

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

3. INVESTMENTS

The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation, gross unrealized depreciation and market value of available for sale, fixed maturity securities as of the dates indicated:

	At June 30, 2021
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$538,733	$-	$14,207	$(106)	$552,834
Obligations of U.S. states and political subdivisions	573,398	-	35,932	(986)	608,344
Corporate securities	3,539,895	(18,475)	131,825	(23,239)	3,630,006
Asset-backed securities	2,989,971	(4,915)	32,904	(2,426)	3,015,534
Mortgage-backed securities
Commercial	575,995	-	28,512	(2,478)	602,029
Agency residential	1,019,028	-	21,091	(6,168)	1,033,951
Non-agency residential	5,633	-	4	(2)	5,635
Foreign government securities	717,562	-	41,661	(2,571)	756,652
Foreign corporate securities	1,295,067	(393)	58,756	(4,600)	1,348,830
Total fixed maturity securities	$11,255,282	$(23,783)	$364,892	$(42,574)	$11,553,817

	At December 31, 2020
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$659,957	$-	$22,032	$-	$681,989
Obligations of U.S. states and political subdivisions	543,646	-	34,655	(1,255)	577,046
Corporate securities	3,316,525	(1,205)	166,072	(31,480)	3,449,912
Asset-backed securities	2,450,807	-	28,585	(5,222)	2,474,170
Mortgage-backed securities
Commercial	512,388	-	37,875	(183)	550,080
Agency residential	937,166	-	28,630	(696)	965,100
Non-agency residential	3,164	-	2	(2)	3,164
Foreign government securities	694,132	-	51,317	(3,211)	742,238
Foreign corporate securities	1,130,865	(361)	73,265	(3,903)	1,199,866
Total fixed maturity securities	$10,248,650	$(1,566)	$442,433	$(45,952)	$10,643,565

The amortized cost and market value of fixed maturity securities are shown in the following tables by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2021		At December 31, 2020
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$640,570	$646,794	$658,561	$659,622
Due after one year through five years	2,980,474	3,077,758	2,911,285	3,036,151
Due after five years through ten years	2,095,560	2,191,943	1,927,265	2,079,866
Due after ten years	948,051	980,172	848,014	875,412
Asset-backed securities	2,989,971	3,015,534	2,450,807	2,474,170
Mortgage-backed securities
Commercial	575,995	602,029	512,388	550,080
Agency residential	1,019,028	1,033,951	937,166	965,100
Non-agency residential	5,633	5,636	3,164	3,164
Total fixed maturity securities	$11,255,282	$11,553,817	$10,248,650	$10,643,565

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$63,124	$311,927	$(74,026)	$123,520
Change in unrealized appreciation (depreciation), pre-tax	63,124	311,927	(74,026)	123,520
Deferred tax benefit (expense)	(13,272)	(64,834)	15,510	(26,065)
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$49,852	$247,093	$(58,516)	$97,455

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2021 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$81,465	$(106)	$-	$-	$81,465	$(106)
Obligations of U.S. states and political subdivisions	20,473	(214)	3,189	(772)	23,662	(986)
Corporate securities	760,710	(21,706)	83,158	(1,533)	843,868	(23,239)
Asset-backed securities	640,155	(2,199)	8,539	(227)	648,694	(2,426)
Mortgage-backed securities
Commercial	108,610	(2,478)	-	-	108,610	(2,478)
Agency residential	603,966	(6,118)	10,242	(50)	614,208	(6,168)
Non-agency residential	-	-	156	(2)	156	(2)
Foreign government securities	88,608	(2,570)	1,009	(1)	89,617	(2,571)
Foreign corporate securities	231,115	(3,741)	10,755	(858)	241,870	(4,600)
Total fixed maturity securities	$2,535,102	$(39,132)	$117,048	$(3,442)	$2,652,150	$(42,574)

	Duration of Unrealized Loss at June 30, 2021 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$71,420	$(1,509)	$1,009	$(1)	$72,429	$(1,510)
Due in one year through five years	494,028	(8,866)	82,946	(1,288)	576,974	(10,154)
Due in five years through ten years	406,678	(9,302)	10,967	(1,103)	417,645	(10,405)
Due after ten years	210,245	(8,660)	3,189	(772)	213,434	(9,432)
Asset-backed securities	640,155	(2,199)	8,539	(227)	648,694	(2,426)
Mortgage-backed securities	712,576	(8,596)	10,398	(51)	722,974	(8,647)
Total fixed maturity securities	$2,535,102	$(39,132)	$117,048	$(3,442)	$2,652,150	$(42,574)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2021 were $2,652,150 thousand and $42,574 thousand, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2021, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $39,132 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities as well as commercial and agency residential mortgage backed securities. Of these unrealized losses, $27,803 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. The $3,442 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities. Of these unrealized losses $1,421 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturities	$91,895	$74,897	$177,016	$148,985
Equity securities	3,385	2,024	6,308	3,616
Short-term investments and cash	83	578	236	2,148
Other invested assets
Limited partnerships	126,407	(40,465)	178,558	(33,469)
Dividends from preferred shares of affiliate	7,758	7,758	15,516	15,516
Other	25,856	(2,962)	31,875	(16,034)
Gross investment income before adjustments	255,384	41,830	409,509	120,762
Funds held interest income (expense)	2,732	901	6,221	4,158
Interest income from Parent	1,281	1,281	2,549	2,563
Gross investment income	259,397	44,012	418,279	127,483
Investment expenses	(11,262)	(8,859)	(22,421)	(18,129)
Net investment income	$248,135	$35,153	$395,858	$109,354

(Some amounts may not reconcile due to rounding.)

The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. The net investment income from limited partnerships is dependent upon the Company’s share of the net asset values of interests underlying each limited partnership. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.

The Company had contractual commitments to invest up to an additional $1,342,994 thousand in limited partnerships and private placement loan securities at June 30, 2021. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of June 30, 2021, the market value of investments in the facility consolidated within the Company’s balance sheets was $381,679 thousand.

Other invested assets, at fair value, as of June 30, 2021 and December 31, 2020, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturity securities, market value:
Allowances for credit losses	$(15,075)	$(7,826)	$(22,217)	$(19,925)
Gains (losses) from sales	4,128	1,963	8,055	(18,974)
Fixed maturity securities, fair value:
Gains (losses) from fair value adjustments	-	(272)	-	(1,395)
Equity securities, fair value:
Gains (losses) from sales	585	16,274	6,823	(11,328)
Gains (losses) from fair value adjustments	103,824	148,205	141,375	26,536
Other invested assets	2,748	1,292	4,094	(1,035)
Other invested assets, fair value:
Gains (losses) from fair value adjustments	87,552	(639,058)	180,630	(196,579)
Short-term investment gains (losses)	1	62	14	207
Total net realized capital gains (losses)	$183,763	$(479,360)	$318,774	$(222,493)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
		Asset	Foreign			Asset	Foreign
	Corporate	Backed	Corporate		Corporate	Backed	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total
Beginning Balance	$(3,588)	$(4,915)	$(205)	$(8,708)	$(1,205)	$-	$(361)	$(1,566)
Credit losses on securities where credit
losses were not previously recorded	(13,538)	-	(188)	(13,726)	(15,921)	(4,915)	(188)	(21,024)
Increases in allowance on previously
impaired securities	(1,468)	-	-	(1,468)	(1,468)	-	-	(1,468)
Decreases in allowance on previously
impaired securities	-	-	-	-	-	-	-	-
Reduction in allowance due to disposals	119	-	-	119	119	-	156	275

Balance as of June 30, 2021	$(18,475)	$(4,915)	$(393)	$(23,783)	$(18,475)	$(4,915)	$(393)	$(23,783)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
		Foreign	Foreign			Foreign	Foreign
	Corporate	Government	Corporate		Corporate	Government	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total

Beginning Balance	$(11,468)	$(70)	$(561)	$(12,099)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(10,355)	-	-	(10,355)	(21,823)	(70)	(561)	(22,454)
Increases in allowance on previously
impaired securities	(555)	-	(211)	(766)	(555)	-	(211)	(766)
Decreases in allowance on previously
impaired securities	1,238	-	116	1,354	1,238	-	116	1,354
Reduction in allowance due to disposals	1,742	70	129	1,941	1,742	70	129	1,941

Balance as of June 30, 2020	$(19,398)	$-	$(527)	$(19,925)	$(19,398)	$-	$(527)	$(19,925)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from sales of fixed maturity securities	$165,443	$173,479	$242,072	$337,723
Gross gains from sales	8,850	8,755	15,199	10,601
Gross losses from sales	(4,722)	(6,792)	(7,144)	(29,575)

Proceeds from sales of equity securities	$64,775	$8,842	$346,088	$213,003
Gross gains from sales	2,633	18,172	14,937	20,753
Gross losses from sales	(2,048)	(1,898)	(8,114)	(32,081)

4. RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Gross reserves beginning of period	$11,654,950	$10,209,519
Less reinsurance recoverables	(3,951,474)	(4,215,348)
Net reserves beginning of period	7,703,476	5,994,171
Incurred related to:
Current year	2,450,567	2,006,988
Prior years	(865)	(1,643)
Total incurred losses and LAE	2,449,702	2,005,345
Paid related to:
Current year	550,907	474,372
Prior years	898,284	1,025,866
Total paid losses and LAE	1,449,191	1,500,238

Foreign exchange/translation adjustment and cumulative adjustment due to adoption of ASU 2016-13	9,986	(26,906)

Net reserves end of period	8,713,971	6,472,371
Plus reinsurance recoverables	3,772,228	3,910,952
Gross reserves end of period	$12,486,199	$10,383,323

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $2,450,567 thousand for the six months ended June 30, 2021 and $2,006,988 thousand for the six months ended June 30, 2020, respectively. The increase in current year incurred losses in 2021 compared to 2020 was primarily due to a $250,850 thousand increase in current year catastrophe losses as well as the impact of the increase in premiums earned. In addition, current year incurred losses for the three and six months ended June 30, 2020 included $37,991 thousand and $73,691 thousand of losses associated with the COVID-19 Pandemic which did not recur in 2021.

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

The levels in the hierarchy are defined as follows:

Level 1Inputs to the valuation methodology are observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in an active market;

Level 2:Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument;

Level 3:Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At June 30, 2021, $1,455,085 thousand of fixed maturities, market value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2020, $1,259,576 thousand of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at June 30, 2021 and December 31, 2020 of $1,116,408 thousand and $784,746 thousand, respectively, and all prices were obtained from publicly published sources.

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

In addition to the valuations from investment managers, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services. The asset managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources. In limited circumstances when broker prices are not available for private placements, the Company will value the securities using comparable market information or receive fair values from investment managers.

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

Other invested assets, at fair value, were categorized as Level 3 at June 30, 2021 and December 31, 2020, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$552,834	$-	$552,834	$-
Obligations of U.S. States and political subdivisions	608,344	-	608,344	-
Corporate securities	3,630,006	-	2,995,083	634,923
Asset-backed securities	3,015,534	-	2,200,258	815,276
Mortgage-backed securities
Commercial	602,029	-	602,029	-
Agency residential	1,033,951	-	1,033,951	-
Non-agency residential	5,635	-	5,635	-
Foreign government securities	756,652	-	756,652	-
Foreign corporate securities	1,348,830	-	1,343,944	4,886
Total fixed maturities, market value	11,553,817	-	10,098,732	1,455,085

Equity securities, fair value	1,449,667	1,412,711	36,956	-
Other invested assets, fair value	1,977,109	-	-	1,977,109

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

In addition, $289,278 thousand and $224,698 thousand of investments within other invested assets on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
		Asset				Asset
(Dollars in thousands)	Corporate Securities	Backed Securities	Foreign Corporate	Total	Corporate Securities	Backed Securities	Foreign Corporate	Total
Beginning balance	$633,893	$785,360	$5,598	$1,424,851	$630,843	$623,033	$5,700	$1,259,576
Total gains or (losses) (realized/unrealized)
Included in earnings	(13,762)	206	138	(13,418)	(15,550)	(3,962)	140	(19,372)
Included in other comprehensive income (loss)	4,583	7,610	(85)	12,108	7,418	4,475	(36)	11,857
Purchases, issuances and settlements	10,209	22,100	(765)	31,544	12,212	191,730	(918)	203,024
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$634,923	$815,276	$4,886	$1,455,085	$634,923	$815,276	$4,886	$1,455,085
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(17,279)	$(4,915)	$-	$(22,194)	$(17,279)	$(4,915)	$-	$(22,194)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
		Asset				Asset
(Dollars in thousands)	Corporate Securities	Backed Securities	Foreign Corporate	Total	Corporate Securities	Backed Securities	Foreign Corporate	Total
Beginning balance	$642,432	$238,631	$-	$881,063	$546,939	$153,641	$1,751	$702,331
Total gains or (losses) (realized/unrealized)
Included in earnings	(248)	121	(97)	(224)	(462)	125	(97)	(434)
Included in other comprehensive income (loss)	(549)	18,092	(40)	17,503	(3,906)	2,210	(40)	(1,736)
Purchases, issuances and settlements	14,346	38,886	5,434	58,666	113,410	139,754	3,683	256,847
Transfers in and/or (out) of Level 3	(4,795)	-	977	(3,818)	(4,795)	-	977	(3,818)
Ending balance	$651,186	$295,730	$6,274	$953,190	$651,186	$295,730	$6,274	$953,190
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $(3,818) thousand for both the three and six months ended June 30, 2020. The transfers during 2020 were previously priced by investment managers and were subsequently priced using a recognized pricing service as of June 30, 2020.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Equity securities
Balance, beginning of period	$-	$-	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	9,877	-	9,877
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$-	$9,877	$-	$9,877

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Other invested assets, fair value:
Beginning balance	$1,889,558	$2,425,061	$1,796,479	$1,982,582
Total gains or (losses) (realized/unrealized)
Included in earnings	87,551	(639,058)	180,630	(196,579)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,977,109	$1,786,003	$1,977,109	$1,786,003
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At June 30, 2021	At December 31, 2020
(Dollars in thousands)
The Prudential	$139,236	$140,773
Unaffiliated life insurance company	33,492	35,128

7. COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related temporary	$54,925	(11,515)	$43,410	$(84,094)	17,646	$(66,448)
Reclassification of net realized losses (gains) included in net income (loss)	8,198	(1,757)	6,442	10,068	(2,136)	7,932
Foreign currency translation adjustments	17,712	(3,727)	13,985	20,568	(4,321)	16,247
Reclassification of amortization of net gain (loss) included in net income (loss)	2,586	(543)	2,043	5,172	(1,086)	4,086
Total other comprehensive income (loss)	$83,421	$(17,542)	$65,880	$(48,286)	$10,103	$(38,183)

(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$307,356	(63,806)	$243,550	$83,586	(17,560)	$66,026
Reclassification of net realized losses (gains) included in net income (loss)	4,570	(1,027)	3,543	39,934	(8,505)	31,429
Foreign currency translation adjustments	10,675	(2,239)	8,436	(26,857)	5,660	(21,197)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,286	(480)	1,806	3,451	(725)	2,726
Total other comprehensive income (loss)	$324,887	$(67,552)	$257,335	$100,114	$(21,130)	$78,984

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Six Months Ended		Affected line item within the
	June 30,		June 30,		statements of operations and
AOCI component	2021	2020	2021	2020	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$8,198	$4,570	$10,068	$39,934	Other net realized capital gains (losses)
	(1,757)	(1,027)	(2,136)	(8,505)	Income tax expense (benefit)
	$6,442	$3,543	$7,932	$31,429	Net income (loss)
Benefit plan net gain (loss)	$2,586	$2,286	$5,172	$3,451	Other underwriting expenses
	(543)	(480)	(1,086)	(725)	Income tax expense (benefit)
	$2,043	$1,806	$4,086	$2,726	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance of URA (D) on securities	$204,793	$(25,025)	$313,161	$124,612
Current period change in URA (D) of investments - non-credit related	49,852	247,093	(58,516)	97,455
Ending balance of URA (D) on securities	254,645	222,068	254,645	222,068

Beginning balance of foreign currency translation adjustments	30,989	(15,367)	28,727	14,267
Current period change in foreign currency translation adjustments	13,985	8,436	16,247	(21,197)
Ending balance of foreign currency translation adjustments	44,974	(6,931)	44,974	(6,931)

Beginning balance of benefit plan net gain (loss)	(71,827)	(73,635)	(73,870)	(74,556)
Current period change in benefit plan net gain (loss)	2,043	1,806	4,086	2,726
Ending balance of benefit plan net gain (loss)	(69,784)	(71,829)	(69,784)	(71,829)

Ending balance of accumulated other comprehensive income (loss)	$229,835	$143,308	$229,835	$143,308

8. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies. At June 30, 2021, the total amount on deposit in the trust account was $1,011,769 thousand.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in thousands)
Class	Description	Effective Date	Expiration Date	Limit

Series 2017-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	50,000
Series 2017-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	75,000
Series 2017-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	175,000
Series 2018-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	62,500
Series 2018-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	200,000
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	62,500
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200,000
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150,000
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275,000
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150,000
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275,000
Series 2020-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150,000
Series 2020-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000
Series 2020-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000
Series 2020-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150,000
Series 2020-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000
Series 2020-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000

	Total available limit as of June 30, 2021			$2,325,000

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

Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. The proceeds from the issuance of the Notes listed below are held in reinsurance trusts throughout the duration of the applicable reinsurance agreements and invested solely in US government money market funds with a rating of at least “AAAm” by Standard & Poor’s.

(Dollars in thousands)
Note Series	Issue Date	Maturity Date	Amount
Series 2017-1 Class A-2	4/13/2017	4/13/2022	50,000
Series 2017-1 Class B-2	4/13/2017	4/13/2022	75,000
Series 2017-1 Class C-2	4/13/2017	4/13/2022	175,000
Series 2018-1 Class A-1	4/30/2018	5/6/2022	62,500
Series 2018-1 Class B-1	4/30/2018	5/6/2022	200,000
Series 2018-1 Class A-2	4/30/2018	5/5/2023	62,500
Series 2018-1 Class B-2	4/30/2018	5/5/2023	200,000
Series 2019-1 Class A-1	12/12/2019	12/19/2023	150,000
Series 2019-1 Class B-1	12/12/2019	12/19/2023	275,000
Series 2019-1 Class A-2	12/12/2019	12/19/2024	150,000
Series 2019-1 Class B-2	12/12/2019	12/19/2024	275,000
Series 2020-1 Class A-1	4/8/2021	4/21/2025	150,000
Series 2020-1 Class B-1	4/8/2021	4/21/2025	85,000
Series 2020-1 Class C-1	4/8/2021	4/21/2025	85,000
Series 2020-1 Class A-2	4/8/2021	4/20/2026	150,000
Series 2020-1 Class B-2	4/8/2021	4/20/2026	90,000
Series 2020-1 Class C-2	4/8/2021	4/20/2026	90,000

9. SENIOR NOTES

The table below displays Holdings’ outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2021		December 31, 2020
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$397,254	$505,284	$397,194	$528,000
3.5% Senior notes	10/07/2020	10/15/2050	1,000,000	$979,784	$1,068,990	$979,524	$1,138,100

On June 5, 2014, Holdings issued $400,000 thousand of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest is paid semi-annually on June 1 and December 1 of each year.

On October 7, 2020, Holdings issued $1,000,000 thousand of 30 year senior notes an interest coupon rate of 3.5% which will mature on October 15, 2050. Interest is paid semi-annually on April 15th and October 15th of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense incurred 4.868% Senior notes	$4,868	$4,868	$9,736	$9,736
Interest expense incurred 3.5% Senior notes	$8,805	$-	$17,610	$-

10. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					June 30, 2021		December 31, 2020
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$223,724	$214,772	$223,674	$206,447

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 17, 2021 to August 15, 2021 is 2.54%.

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

The Company repurchased and retired $11,483 thousand and $13,183 thousand of its outstanding long term subordinated notes during the three and six months ended June 30, 2020, respectively. The Company realized a gain of $2,034 thousand and $2,536 thousand from the repurchase of the long term subordinated notes during the three and six months ended June 30, 2020, respectively. No repurchases of debt were made during the three and six months ended June 30, 2021.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand. In addition, during 2020, the Company repurchased and retired $13,183 thousand of these notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense incurred	$1,460	$2,000	$2,922	$4,539

11. FEDERAL HOME LOAN BANK MEMBERSHIP

Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2021, Everest Re had admitted assets of approximately $18,197,177 thousand which provides borrowing capacity of up to approximately $1,819,717 thousand.

During 2020, Everest Re borrowed $400,000 thousand under its FHLBNY capacity. The borrowings have interest payable at an interest rate of 0.35%. As of June 30, 2021, $310,000 of these borrowings remain outstanding, with maturities in November and December 2021. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

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

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
Reinsurance	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross written premiums	$1,439,254	$1,124,895	$2,859,337	$2,433,089
Net written premiums	1,291,229	992,750	2,500,042	2,106,984

Premiums earned	$1,232,157	$1,062,833	$2,409,327	$2,069,868
Incurred losses and LAE	739,440	630,658	1,709,757	1,313,366
Commission and brokerage	324,989	292,286	615,545	553,187
Other underwriting expenses	32,999	26,599	69,288	56,446
Underwriting gain (loss)	$134,729	$113,290	$14,737	$146,869

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross written premiums	$877,776	$713,352	$1,591,028	$1,380,123
Net written premiums	637,106	508,801	1,193,636	1,033,275

Premiums earned	$534,398	$476,127	$1,054,128	$963,097
Incurred losses and LAE	356,177	345,174	739,944	691,979
Commission and brokerage	61,859	63,413	121,157	125,616
Other underwriting expenses	76,932	67,532	150,437	138,893
Underwriting gain (loss)	$39,430	$8	$42,590	$6,609

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Underwriting gain (loss)	$174,159	$113,298	$57,327	$153,478
Net investment income	248,135	35,153	395,858	109,354
Net realized capital gains (losses)	183,763	(479,360)	318,774	(222,493)
Corporate expense	(7,618)	(3,514)	(12,199)	(7,235)
Interest, fee and bond issue cost amortization expense	(15,537)	(6,922)	(31,071)	(14,382)
Other income (expense)	(1,867)	(5,122)	2,112	(9,620)
Income (loss) before taxes	$581,035	$(346,467)	$730,800	$9,102

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Canada gross written premiums	$68,955	$71,021	$103,285	$134,658

No other country represented more than 5% of the Company’s revenues.

13. RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $300,000 thousand long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. The Company recognized interest income related to this long term note of $1,281 thousand and $1,281 thousand for the three months ended June 30, 2021 and 2020, respectively and $2,549 thousand and $2,563 thousand for the six months ended June 30, 2021 and 2020, respectively.

Group entered into a $200,000 thousand long term note agreement with Everest Re as of August 5, 2021. The note will pay interest annually at a rate of 1.00% and is scheduled to mature in August, 2030.

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

In December, 2015, Holdings transferred the 9,719,971 Common Shares of Group, which it held as other invested assets, at fair value, valued at $1,773,214 thousand, to Preferred Holdings in exchange for 1,773,214 preferred shares of Preferred Holdings with a $1,000 thousand par value and 1.75% annual dividend rate. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Dividends received on preferred stock of affiliate	$7,758	$7,758	$15,516	$15,516

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

On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2,336,242 thousand for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1,000,000 thousand of cash and fixed maturity securities and transferred $970,000 thousand of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500,000 thousand of adverse development coverage on the subject loss reserves. As of June 30, 2021, and December 31, 2020, the Company has a reinsurance recoverable of $883,428 thousand and $886,350 thousand, respectively, recorded on its balance sheet due from Bermuda Re.

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended		Six Months Ended
Bermuda Re	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Ceded written premiums	$73,689	$31,669	$144,487	$62,169
Ceded earned premiums	73,734	31,813	144,611	62,313
Ceded losses and LAE	19,986	12,208	(10,164)	(9,951)

	Three Months Ended		Six Months Ended
Everest International	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Ceded written premiums	$-	$-	$-	$-
Ceded earned premiums	-	-	-	-
Ceded losses and LAE	-	(7)	-	16

	Three Months Ended		Six Months Ended
Everest Canada	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Assumed written premiums	$-	$(235)	$-	$1
Assumed earned premiums	-	(46)	-	(7)
Assumed losses and LAE	7	(948)	66	650

	Three Months Ended		Six Months Ended
Lloyd's Syndicate 2786	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Assumed written premiums	$73	$630	$672	$(2,401)
Assumed earned premiums	112	639	641	(2,183)
Assumed losses and LAE	1,796	(1,438)	214	(624)

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Three Months Ended		Six Months Ended
Mt. Logan Re Segregated Accounts	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Ceded written premiums	$46,571	$41,864	$127,943	$137,214
Ceded earned premiums	60,117	60,412	126,105	140,267
Ceded losses and LAE	21,613	36,835	94,607	74,300

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$2,738	$2,041	$5,476	$6,052
Interest cost	1,999	2,563	3,998	5,046
Expected return on plan assets	(5,580)	(5,197)	(11,161)	(10,394)
Amortization of net (income) loss	2,731	2,462	5,461	3,675
Net periodic benefit cost	$1,888	$1,869	$3,774	$4,379

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$281	$311	$564	$452
Interest cost	181	215	362	429
Amortization of prior service cost	(144)	(176)	(289)	(224)
Net periodic benefit cost	$318	$350	$637	$657

(Some amounts may not reconcile due to rounding.)

The service cost component of net periodic benefit costs is included within other underwriting expenses on the consolidated statement of operations and comprehensive income (loss). In accordance with ASU 2017-07, other staff compensation costs are also primarily recorded within this line item.

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2021 and 2020, respectively.

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

16. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. Between July and August 2021, numerous wildfires have occurred in the western United States which have caused widespread damage. The Company is in the preliminary stage of assessing the impact of these wildfires on the Company’s financial results for the third quarter of 2021. It is difficult at this time to provide an accurate estimate of the financial impact of these events, including as a result of the preliminary nature of the information available and provided thus far by industry participants, the magnitude and recent occurrence of the events and other factors. The estimated losses for these wildfires will be reported in the Company’s third quarter 2021 financial results. However, the Company anticipates that the losses from these events will adversely impact third quarter 2021 financial statements.

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

The industry continues to deal with the impacts of a global pandemic, COVID-19 and its subsequent variants. Globally, many countries mandated that their citizens remain at home and many non-essential businesses have continued to be physically closed. We activated our operational resiliency plan across our global footprint and all of our critical operations are functioning effectively from remote locations. We continue to service and meet the needs of our clients while ensuring the safety and health of our employees and customers.

There continues to be a negative impact on industry underwriting results from the pandemic. These impacts vary significantly from country to country depending on the rate of infections and the corresponding mandated business restrictions.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses in 2020 and 2021 appears to be further pressuring the increase of rates. As business activity continues to regain strength, rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what will be the impact on pricing conditions but it is likely to change depending on the line of business and geography.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2021	2020	(Decrease)	2021	2020	(Decrease)
Gross written premiums	$2,317.1	$1,838.2	26.0%	$4,450.4	$3,813.2	16.7%
Net written premiums	1,928.4	1,501.6	28.4%	3,693.7	3,140.3	17.6%

REVENUES:
Premiums earned	$1,766.6	$1,539.0	14.8%	$3,463.5	$3,033.0	14.2%
Net investment income	248.1	35.2	NM	395.9	109.4	262.0%
Net realized capital gains (losses)	183.8	(479.4)	-138.3%	318.8	(222.5)	-243.3%
Other income (expense)	(1.9)	(5.1)	-62.7%	2.1	(9.6)	-121.9%
Total revenues	2,196.5	1,089.6	101.6%	4,180.2	2,910.2	43.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,095.6	975.8	12.3%	2,449.7	2,005.3	22.2%
Commission, brokerage, taxes and fees	386.8	355.7	8.8%	736.7	678.8	8.5%
Other underwriting expenses	109.9	94.1	16.8%	219.7	195.3	12.5%
Corporate expense	7.6	3.5	116.8%	12.2	7.2	68.6%
Interest, fee and bond issue cost amortization expense	15.6	6.9	124.5%	31.1	14.4	116.0%
Total claims and expenses	1,615.5	1,436.1	12.5%	3,449.4	2,901.1	18.9%

INCOME (LOSS) BEFORE TAXES	581.0	(346.5)	NM	730.8	9.1	NM
Income tax expense (benefit)	115.3	(75.9)	NM	145.6	(37.0)	NM
NET INCOME (LOSS)	$465.8	$(270.6)	NM	585.3	$46.1	NM

RATIOS:			Point Change			Point Change
Loss ratio	62.0%	63.4%	(1.4)	$70.7%	66.1%	4.6
Commission and brokerage ratio	21.9%	23.1%	(1.2)	21.3%	22.4%	(1.1)
Other underwriting expense ratio	6.2%	6.1%	0.1	6.3%	6.4%	(0.1)
Combined ratio	90.1%	92.6%	(2.5)	98.3%	94.9%	3.4

	At	At	Percentage
	June 30,	December 31,	Increase/
(Dollars in millions)	2021	2020	(Decrease)
Balance sheet data:
Total investments and cash	$17,460.4	$15,910.2	9.7%
Total assets	25,507.0	23,717.1	7.5%
Loss and loss adjustment expense reserves	12,486.2	11,655.0	7.1%
Total debt	1,910.8	1,910.4	0.0%
Total liabilities	18,545.4	17,302.8	7.2%
Stockholder's equity	6,961.6	6,414.3	8.5%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums. Gross written premiums increased by 26.0% to $2,317.1 million for the three months ended June 30, 2021, compared to $1,838.2 million for the three months ended June 30, 2020, reflecting a $314.4 million, or 27.9%, increase in our reinsurance business and a $164.4 million, or 23.0%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in property pro rata business, property excess of loss business and casualty excess of loss writings. The rise in insurance premiums was primarily due to increases in specialty casualty business, property business and professional liability business. Gross written premiums increased by 16.7% to $4,450.4 million for the six months ended June 30, 2021, compared to $3,813.2 million for the six months ended June 30, 2020, reflecting a $426.2 million, or 17.5%, increase in our reinsurance business and a $210.9 million, or 15.3%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in property pro rata business, property excess of loss business and casualty excess of loss writings. The rise in insurance premiums was primarily due to increases in specialty casualty business, property business and professional liability business, partially offset by a decline in workers’ compensation business.

Net written premiums increased by 28.4% to $1,928.4 million for the three months ended June 30, 2021, compared to $1,501.6 million for the three months ended June 30, 2020 and increased by 17.6% to $3,693.7 million for the six months ended June 30, 2021, compared to $3,140.3 million for the six months ended June 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased by 14.8% to $1,766.6 million for the three months ended June 30, 2021, compared to $1,539.0 million for the three months ended June 30, 2020 and increased by 14.2% to $3,463.5 million for the six months ended June 30, 2021, compared to $3,033.0 million for the six months ended June 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased to $248.1 million for the three months ended June 30, 2021 compared with net investment income of $35.2 million for the three months ended June 30, 2020. Net investment income increased to $395.9 million for the six months ended June 30, 2021 compared with net investment income of $109.4 million for the six months ended June 30, 2020. Net pre-tax investment income as a percentage of average invested assets was 6.1% and 1.2% for the three months ended June 30, 2021 and 2020, respectively and was 5.0% and 1.9% for the six months ended June 30, 2021 and June 30, 2020, respectively. The increases in both income and yield were primarily the result of an increase in limited partnership income and higher income from our fixed income portfolio. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

Net Realized Capital Gains (Losses). Net realized capital gains were $183.8 million and net realized capital losses were $479.4 million for the three months ended June 30, 2021 and 2020, respectively. The net realized capital gains of $183.8 million for the three months ended June 30, 2021, were comprised of $191.4 million of gains from fair value re-measurements and $7.5 million of gains from sales of investments, partially offset by $15.1 million in net allowances for credit losses. The net realized capital losses of $479.4 million for the three months ended June 30, 2020, were comprised of $491.2 million of losses from fair value re-measurements and $7.8 million of net allowances for credit losses partially offset by $19.6 million of gains from sales of investments.

Net realized capital gains were $318.8 million and net realized capital losses were $222.5 million for the six months ended June 30, 2021 and 2020, respectively. The net realized capital gains of $318.8 million for the six months ended June 30, 2021 were comprised of $322.0 million of gains from fair value re-measurements and $19.0 million of gains from sales of investments, partially offset by $22.2 million in net allowances for credit losses. The net realized capital losses of $222.5 million for the six months ended June 30, 2020 were comprised of $171.5 million of losses from fair value re-measurements, $31.1 million of losses from sales of investments and $19.9 million of net allowances for credit losses.

Other Income (Expense). We recorded other expense of $1.9 million and $5.1 million for the three months ended June 30, 2021 and 2020, respectively. We recorded other income of $2.1 million and other expense of $9.6 million for the six months ended June 30, 2021 and 2020, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,076.7	60.9%		$(0.5)	0.0%		$1,076.2	60.9%
Catastrophes	35.0	2.0%		(15.6)	-0.9%		19.4	1.1%
Total	$1,111.7	62.9%		$(16.1)	-0.9%		$1,095.6	62.0%
2020
Attritional	$965.9	62.8%		$0.2	0.0%		$966.1	62.8%
Catastrophes	14.7	1.0%		(4.9)	-0.3%		9.8	0.6%
Total	$980.5	63.7%		$(4.7)	-0.3%		$975.8	63.4%
Variance 2021/2020
Attritional	$110.8	(1.9)	pts	$(0.6)	-	pts	$110.1	(1.9)	pts
Catastrophes	20.4	1.0	pts	(10.7)	(0.6)	pts	9.7	0.5	pts
Total	$131.1	(0.9)	pts	$(11.3)	(0.6)	pts	$119.8	(1.4)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$2,155.1	62.2%		$(1.5)	0.0%		$2,153.6	62.2%
Catastrophes	295.5	8.5%		0.6	0.0%		296.1	8.5%
Total	$2,450.6	70.7%		$(0.9)	0.0%		$2,449.7	70.7%
2020
Attritional	$1,962.3	64.7%		$(1.0)	0.0%		$1,961.4	64.7%
Catastrophes	44.7	1.5%		(0.7)	0.0%		44.0	1.4%
Total	$2,007.0	66.2%		$(1.6)	-0.1%		$2,005.3	66.1%
Variance 2021/2020
Attritional	$192.7	(2.5)	pts	$(0.5)	-	pts	$192.2	(2.5)	pts
Catastrophes	250.9	7.0	pts	1.3	-	pts	252.1	7.1	pts
Total	$443.6	4.5	pts	$0.8	-	pts	$444.4	4.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 12.3% to $1,095.6 million for the three months ended June 30, 2021 compared to $975.8 million for the three months ended June 30, 2020, primarily due to an increase of $110.8 million in current year attritional losses, mainly related to the impact of the increase in premiums earned partially offset by $38.0 million of COVID-19 losses incurred in 2020 which did not recur in 2021, and an increase of $20.4 million in current year catastrophe losses. The current year catastrophe losses of $35.0 million for the three months ended June 30, 2021 related to Tropical Storm Claudette, Texas winter storms, and the Victoria Australia floods. The current year catastrophe losses of $14.7 million for the three months ended June 30, 2020 related to the U.S. civil unrest ($15.0 million) and the Nashville tornadoes ($2.8 million), partially offset by a reduction in the loss estimate for the 2020 Australia fires ($3.1 million).

Incurred losses and LAE increased by 22.2% to $2,449.7 million for the six months ended June 30, 2021 compared to $2,005.3 million for the six months ended June 30, 2020, primarily due to an increase of $250.9 million in current year catastrophe losses and an increase of $192.7 million in current year attritional losses, mainly related to the impact of the increase in premiums earned partially offset by $73.7 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $295.5 million for the six months ended June 30, 2021 primarily related to the Texas winter storms ($263.0 million), with the remaining losses emanating from Tropical Storm Claudette, Victoria Australia floods and the 2021 Australia floods. The current year catastrophe losses of $44.7 million for the six months ended June 30, 2020 related to the U.S. civil unrest ($15.0 million), the Nashville tornadoes ($12.8 million), Australia East Coast storms ($10.0 million) and the Australia fires ($6.8 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $386.8 million for the three months ended June 30, 2021 compared to $355.7 million for the three months ended June 30, 2020. Commission, brokerage, taxes and fees increased to $736.7 million for the six months ended June 30, 2021 compared to $678.8 million for the six months ended June 30, 2020. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses increased to $109.9 million for the three months ended June 30, 2021 compared to $94.1 million for the three months ended June 30, 2020. Other underwriting expenses increased to $219.7 million for the six months ended June 30, 2021 compared to $195.3 million for the six months ended June 30, 2020. These increases were mainly due to the impact of increase in premiums earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $7.6 million from $3.5 million for the three months ended June 30, 2021 and 2020, respectively, and increased to $12.2 million from $7.2 million for the six months ended June 30, 2021 and 2020, respectively. The increases were mainly due to higher compensation costs from increased staff count.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $15.6 million and $6.9 million for the three months ended June 30, 2021 and 2020, respectively. Interest, fees and other bond amortization expense was $31.1 million and $14.4 million for the six months ended June 30, 2021 and 2020, respectively. The variances in expenses were primarily due to interest expense on the $1,000.0 million of senior notes issued in October 2020 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.54% as of June 30, 2021.

Income Tax Expense (Benefit). We had an income tax expense of $115.3 million and $145.6 million for the three and six months ended June 30, 2021, respectively. We had an income tax benefit of $75.9 million and income tax expense of $37.0 million for the three and six months ended June 30, 2020, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, qualifying dividends, and foreign tax credits. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The change in income tax expense (benefit) for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 results primarily from higher investment income and earned premiums offset by catastrophe losses.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed by Congress and signed into law by the President on March 27, 2020 in response to the COVID-19 pandemic. Among the provisions of the CARES Act was a special tax provision which allows companies to elect to carryback five years net operating losses incurred in the 2018, 2019 and/or 2020 tax years. The Tax Cuts and Jobs Act of 2017 had eliminated net operating loss carrybacks for most companies. The Company determined that the special five year loss carryback tax provision provided a tax benefit of $31.0 million which it recorded in the quarter ended March 31, 2020.

Net Income (Loss).

Our net income was $465.8 million and net loss was $270.6 million, for the three months ended June 30, 2021 and 2020 respectively. Our net income was $585.3 million and $46.1 million, for the six months ended June 30, 2021 and 2020 respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 2.5 points to 90.1% for the three months ended June 30, 2021 compared to 92.6% for the three months ended June 30, 2020 and increased by 3.4 points to 98.3% for the six months ended June 30, 2021 compared to 94.9% for the six months ended June 30, 2020. The loss ratio component decreased by 1.4 points and increased by 4.6 points for the three and six months ended June 30, 2021, respectively, over the same period last year. The quarter over quarter decrease was mainly due to lower catastrophe losses as well as $38.0 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The year over year increase was mainly due to an increase of $250.9 million in current year catastrophe losses, partially offset by $73.7 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The commission and brokerage ratio component decreased to 21.9% for the three months ended June 30, 2021 compared to 23.1% for the three months ended June 30, 2020 and decreased to 21.3% for the six months ended June 30, 2021 compared to 22.4% for the six months ended June 30, 2020, reflecting changes in affiliated reinsurance agreements and changes in the mix of business. The other underwriting expense ratio remained relatively flat at 6.2% and 6.1% for the three months ended June 30, 2021 and 2020, respectively as well as 6.3% and 6.4% for the six months ended June 30, 2021 and 2020, respectively.

Stockholder's Equity.

Stockholder’s equity increased by $547.3 million to $6,961.6 million at June 30, 2021 from $6,414.3 million at December 31, 2020, principally as a result of $585.3 million of net income, $16.3 million of net foreign currency translation adjustments and $4.1 million of net benefit plan obligation adjustments, partially offset by $58.5 million of net unrealized depreciation on investments, net of tax.

Consolidated Investment Results

Net Investment Income.

Net investment income increased to $248.1 million for the three months ended June 30, 2021 compared to $35.2 million for the three months ended June 30, 2020. Net investment income increased to $395.9 million for the six months ended June 30, 2021 compared to $109.4 million for the six months ended June 30, 2020. The increases were primarily the result of an increase in limited partnership income and higher income from our fixed income portfolio. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2021	2020	2021	2020
Fixed maturities	$91.9	$74.9	$177.0	$149.0
Equity securities	3.4	2.0	6.3	3.6
Short-term investments and cash	0.1	0.5	0.2	2.1
Other invested assets
Limited partnerships	126.4	(40.5)	178.6	(33.5)
Dividends from preferred shares of affiliate	7.7	7.7	15.5	15.5
Other	25.9	(2.9)	31.9	(16.0)
Gross investment income before adjustments	255.4	41.7	409.5	120.7
Funds held interest income (expense)	2.7	1.0	6.2	4.2
Interest income from Parent	1.2	1.3	2.6	2.6
Gross investment income	259.3	44.0	418.3	127.5
Investment expenses	11.2	8.8	22.4	18.1
Net investment income	$248.1	$35.2	$395.9	$109.4

(Some amounts may not reconcile due to rounding.)

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	Variance	2021	2020	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$8.9	$8.8	$0.1	$15.2	$10.6	$4.6
Losses	(4.7)	(6.8)	2.1	(7.1)	(29.6)	22.5
Total	4.2	2.0	2.2	8.1	(19.0)	27.1
Equity securities, fair value
Gains	2.6	18.2	(15.6)	14.9	20.8	(5.9)
Losses	(2.0)	(1.9)	(0.1)	(8.1)	(32.1)	24.0
Total	0.6	16.3	(15.7)	6.8	(11.3)	18.1
Other invested assets
Gains	4.2	1.6	2.6	5.6	4.6	1.0
Losses	(1.5)	(0.2)	(1.3)	(1.6)	(5.6)	4.0
Total	2.8	1.4	1.4	4.1	(1.0)	5.1
Short Term Investments:
Gains	-	0.1	(0.1)	-	0.2	(0.2)
Losses	-	-	-	-	-	-
Total	-	0.1	(0.1)	-	0.2	(0.2)
Total net realized gains (losses) from sales
Gains	15.7	28.7	(13.0)	35.7	36.2	(0.5)
Losses	(8.2)	(8.9)	0.7	(16.8)	(67.3)	50.5
Total	7.5	19.6	(12.1)	19.0	(31.1)	50.1

Allowances for credit losses:	(15.1)	(7.8)	(7.3)	(22.2)	(19.9)	(2.3)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(0.3)	0.3	-	(1.4)	1.4
Equity securities, fair value	103.8	148.2	(44.4)	141.4	26.5	114.9
Other invested assets, fair value	87.5	(639.1)	726.6	180.6	(196.6)	377.2
Total	191.4	(491.2)	682.6	322.0	(171.5)	493.5

Total net realized gains (losses)	$183.8	$(479.4)	$663.2	$318.8	$(222.5)	$541.3

(Some amounts may not reconcile due to rounding.)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Annualized pre-tax yield on average cash and invested assets	6.1%	1.2%	5.0%	1.9%
Annualized after-tax yield on average cash and invested assets	4.9%	1.0%	4.0%	1.5%

Net Realized Capital Gains (Losses). Net realized capital gains were $183.8 million and net realized capital losses were $479.4 million for the three months ended June 30, 2021 and 2020, respectively. The net realized capital gains of $183.8 million for the three months ended June 30, 2021, were comprised of $191.4 million of gains from fair value re-measurements and $7.5 million of gains from sales of investments, partially offset by $15.1 million in net allowances for credit losses. The net realized capital losses of $479.4 million for the three months ended June 30, 2020, were comprised of $491.2 million of losses from fair value re-measurements and $7.8 million of net allowances for credit losses partially offset by $19.6 million of gains from sales of investments.

Net realized capital gains were $318.8 million and net realized capital losses were $222.5 million for the six months ended June 30, 2021 and 2020, respectively. The net realized capital gains of $318.8 million for the six months ended June 30, 2021 were comprised of $322.0 million of gains from fair value re-measurements and $19.0 million of gains from sales of investments, partially offset by $22.2 million in net allowances for credit losses. The net realized capital losses of $222.5 million for the six months ended June 30, 2020 were comprised of $171.5 million of losses from fair value re-measurements, $31.1 million of losses from sales of investments and $19.9 million of net allowances for credit losses.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Gross written premiums	$1,439.3	$1,124.9	$314.4	27.9%	$2,859.3	$2,433.1	$426.2	17.5%
Net written premiums	1,291.2	992.8	298.5	30.1%	2,500.0	2,107.0	393.1	18.7%

Premiums earned	$1,232.2	$1,062.8	$169.3	15.9%	$2,409.3	$2,069.9	$339.5	16.4%
Incurred losses and LAE	739.4	630.7	108.8	17.3%	1,709.8	1,313.4	396.4	30.2%
Commission and brokerage	325.0	292.3	32.7	11.2%	615.5	553.2	62.4	11.3%
Other underwriting expenses	33.0	26.6	6.4	24.1%	69.3	56.4	12.8	22.7%
Underwriting gain (loss)	$134.7	$113.3	$21.4	18.9%	$14.7	$146.9	$(132.1)	-90.0%

				Point Chg				Point Chg
Loss ratio	60.0%	59.4%		0.6	71.0%	63.5%		7.5
Commission and brokerage ratio	26.4%	27.5%		(1.1)	25.5%	26.7%		(1.2)
Other underwriting ratio	2.7%	2.4%		0.3	2.9%	2.7%		0.2
Combined ratio	89.1%	89.3%		(0.2)	99.4%	92.9%		6.5

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 27.9% to $1,439.3 million for the three months ended June 30, 2021 from $1,124.9 million for the three months ended June 30, 2020 primarily due to increases in property pro rata business, property excess of loss business and casualty excess of loss writings. Net written premiums increased by 30.1% to $1,291.2 million for the three months ended June 30, 2021 compared to $992.8 million for the three months ended June 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 15.9% to $1,232.2 million for the three months ended June 30, 2021 compared to $1,062.8 million for the three months ended June 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 17.5% to $2,859.3 million for the six months ended June 30, 2021 from $2,433.1 million for the six months ended June 30, 2020 primarily due to increases in property pro rata business, property excess of loss business and casualty excess of loss writings. Net written premiums increased by 18.7% to $2,500.0 million for the six months ended June 30, 2021 compared to $2,107.0 million for the six months ended June 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 16.4% to $2,409.3 million for the six months ended June 30, 2021 compared to $2,069.9 million for the six months ended June 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$730.7	59.3%		$0.5	0.0%		$731.2	59.3%
Catastrophes	25.0	2.0%		(16.7)	-1.4%		8.3	0.7%
Total segment	$755.7	61.3%		$(16.2)	-1.3%		$739.4	60.0%
2020
Attritional	$635.4	59.8%		$-	0.0%		$635.4	59.8%
Catastrophes	(0.4)	0.0%		(4.4)	-0.4%		(4.7)	-0.4%
Total segment	$635.1	59.8%		$(4.4)	-0.4%		$630.7	59.4%
Variance 2021/2020
Attritional	$95.3	(0.5)	pts	$0.5	-	pts	$95.8	(0.5)	pts
Catastrophes	25.4	2.0	pts	(12.3)	(1.0)	pts	13.0	1.1	pts
Total segment	$120.6	1.5	pts	$(11.8)	(1.0)	pts	$108.8	0.6	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,472.5	61.1%		$0.5	0.0%		$1,472.9	61.1%
Catastrophes	238.0	9.9%		(1.2)	0.0%		236.8	9.8%
Total segment	$1,710.5	71.0%		$(0.7)	0.0%		$1,709.8	71.0%
2020
Attritional	$1,290.1	62.3%		$(0.6)	0.0%		$1,289.4	62.3%
Catastrophes	24.2	1.2%		(0.2)	0.0%		23.9	1.2%
Total segment	$1,314.2	63.5%		$(0.9)	0.0%		$1,313.4	63.5%
Variance 2021/2020
Attritional	$182.4	(1.2)	pts	$1.1	-	pts	$183.5	(1.2)	pts
Catastrophes	213.9	8.7	pts	(1.0)	-	pts	212.9	8.7	pts
Total segment	$396.2	7.5	pts	$0.1	-	pts	$396.4	7.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 17.3% to $739.4 million for the three months ended June 30, 2021 compared to $630.7 million for the three months ended June 30, 2020. The rise in incurred losses was primarily due to an increase of $95.3 million in current year attritional losses, mainly related to the impact of the increase in premiums earned partially offset by $25.4 million of COVID-19 losses incurred in 2020 which did not recur in 2021, and $25.4 million on current years catastrophe losses. The $25.0 million of current year catastrophe losses for the three months ended June 30, 2021 related to Tropical Storm Claudette and the Victoria Australia floods. The ($0.4) million of current year catastrophe losses for the three months ended June 30, 2020 related to the Nashville tornadoes ($2.8 million) which was more than offset by a reduction in the loss estimate for the 2020 Australia fires.

Incurred losses increased by 30.2% to $1,709.8 million for the six months ended June 30, 2021 compared to $1,313.4 million for the six months ended June 30, 2020. The rise in incurred losses was primarily due to an increase of $213.9 million on current years catastrophe losses and an increase of $182.4 million in current year attritional losses, primarily related to the impact of the increase in premiums earned and partially offset by $45.4 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The $238.0 million of current year catastrophe losses for the six months ended June 30, 2021 primarily related to the Texas winter storms ($205.5 million), with the remaining losses emanating from Tropical Storm Claudette, Victoria Australia floods and the 2021 Australia floods. The current year catastrophe losses of $24.2 million for the six months ended June 30, 2020 primarily related to Australia East Coast storms ($10.0 million), Nashville tornadoes ($7.3 million) and the 2020 Australia fires ($6.9 million).

Segment Expenses. Commission and brokerage increased to $325.0 million for the three months ended June 30, 2021 compared to $292.3 million for the three months ended June 30, 2020. Commission and brokerage increased to $615.5 million for the six months ended June 30, 2021 compared to $553.2 million for the six months ended June 30, 2020. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Segment other underwriting expenses increased to $33.0 million for the three months ended June 30, 2021 from $26.6 million for the three months ended June 30, 2020. Segment other underwriting expenses increased to $69.3 million for the six months ended June 30, 2021 from $56.4 million for the six months ended June 30, 2020. These were mainly due to the impact of the increase in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Gross written premiums	$877.8	$713.4	$164.4	23.0%	$1,591.0	$1,380.1	$210.9	15.3%
Net written premiums	637.1	508.8	128.3	25.2%	1,193.6	1,033.3	160.4	15.5%

Premiums earned	$534.4	$476.1	$58.3	12.2%	$1,054.1	$963.1	$91.0	9.4%
Incurred losses and LAE	356.2	345.2	11.0	3.2%	739.9	692.0	48.0	6.9%
Commission and brokerage	61.9	63.4	(1.6)	-2.5%	121.2	125.6	(4.5)	-3.6%
Other underwriting expenses	76.9	67.5	9.4	13.9%	150.4	138.9	11.5	8.3%
Underwriting gain (loss)	$39.4	$-	$39.4	NM	$42.6	$6.6	$36.0	NM

				Point Chg				Point Chg
Loss ratio	66.7%	72.5%		(5.8)	70.2%	71.8%		(1.6)
Commission and brokerage ratio	11.6%	13.3%		(1.7)	11.5%	13.0%		(1.5)
Other underwriting ratio	14.4%	14.2%		0.2	14.3%	14.4%		(0.1)
Combined ratio	92.6%	100.0%		(7.3)	96.0%	99.3%		(3.2)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 23.0% to $877.8 million for the three months ended June 30, 2021 compared to $713.4 million for the three months ended June 30, 2020. The rise in gross written premiums was primarily due to increases in specialty casualty business, property business and professional liability business. Net written premiums increased by 25.2% to $637.1 million for the three months ended June 30, 2021 compared to $508.8 million for the three months ended June 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 12.2% to $534.4 million for the three months ended June 30, 2021 compared to $476.1 million for the three months ended June 30, 2020. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 15.3% to $1,591.0 million for the six months ended June 30, 2021 compared to $1,380.1 million for the six months ended June 30, 2020. The rise in gross written premiums was primarily due to increases in specialty casualty business, property business and professional liability business, partially offset by a decline in workers’ compensation business. Net written premiums increased by 15.5% to $1,193.6 million for the six months ended June 30, 2021 compared to $1,033.3 million for the six months ended June 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 9.4% to $1,054.1 million for the six months ended June 30, 2021 compared to $963.1 million for the six months ended June 30, 2020. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$346.0	64.7%		$(1.0)	-0.2%		$345.0	64.6%
Catastrophes	10.0	1.9%		1.1	0.2%		11.1	2.1%
Total segment	$356.0	66.6%		$0.2	0.0%		$356.2	66.7%
2020
Attritional	$330.5	69.4%		$0.2	0.0%		$330.7	69.5%
Catastrophes	15.0	3.2%		(0.5)	-0.1%		14.5	3.0%
Total segment	$345.5	72.6%		$(0.3)	-0.1%		$345.2	72.5%
Variance 2021/2020
Attritional	$15.5	(4.7)	pts	$(1.2)	(0.2)	pts	$14.4	(4.9)	pts
Catastrophes	(5.0)	(1.3)	pts	1.6	0.3	pts	(3.4)	(0.9)	pts
Total segment	$10.5	(6.0)	pts	$0.5	0.1	pts	$11.0	(5.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$682.6	64.8%		$(2.0)	-0.2%		$680.6	64.6%
Catastrophes	57.5	5.5%		1.8	0.2%		59.3	5.6%
Total segment	$740.1	70.2%		$(0.2)	0.0%		$739.9	70.2%
2020
Attritional	$672.3	69.8%		$(0.3)	0.0%		$671.9	69.8%
Catastrophes	20.5	2.1%		(0.5)	0.0%		20.0	2.1%
Total segment	$692.8	71.9%		$(0.8)	-0.1%		$692.0	71.8%
Variance 2021/2020
Attritional	$10.3	(5.0)	pts	$(1.6)	(0.2)	pts	$8.7	(5.2)	pts
Catastrophes	37.0	3.4	pts	2.3	0.2	pts	39.3	3.5	pts
Total segment	$47.3	(1.6)	pts	$0.6	-	pts	$48.0	(1.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 3.2% to $356.2 million for the three months ended June 30, 2021 compared to $345.2 million for the three months ended June 30, 2020, mainly due to an increase of $15.5 million in current year attritional losses primarily related to the impact of the increase in premiums earned partially offset by $12.5 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The $10.0 million of current year catastrophe losses for the three months ended June 30, 2021, related to Texas winter storms ($10.0 million). The $15.0 million of current year catastrophe losses for the three months ended June 30, 2020, related to the U.S. civil unrest ($15.0 million).

Incurred losses and LAE increased by 6.9% to $739.9 million for the six months ended June 30, 2021 compared to $692.0 million for the six months ended June 30, 2020, mainly due to an increase of $37.0 million in current year catastrophe losses and an increase of $10.3 million in current year attritional losses. The rise in current year attritional losses was primarily due to the impact of the increase in premiums earned and partially offset by $28.2 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The $57.5 million of current year catastrophe losses for the six months ended June 30, 2021, related to Texas winter storms ($57.5 million). The $20.5 million of current year catastrophe losses for the six months ended June 30, 2020, related to the U.S. civil unrest ($15.0 million) and the Nashville tornadoes ($5.5 million).

Segment Expenses. Commission and brokerage decreased slightly to $61.9 million for the three months ended June 30, 2021 compared to $63.4 million for the three months ended June 30, 2020. Commission and brokerage decreased slightly to $121.2 million for the six months ended June 30, 2021 compared to $125.6 million for the six months ended June 30, 2020. The decreases were mainly due to the changes in the mix of business and changes to affiliated reinsurance agreements.

Segment other underwriting expenses increased to $76.9 million for the three months ended June 30, 2021 compared to $67.5 million for the three months ended June 30, 2020. Segment other underwriting expenses increased to $150.4 million for the six months ended June 30, 2021 compared to $138.9 million for the six months ended June 30, 2020. The increases were mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk. Our $17.5 billion investment portfolio, at June 30, 2021, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,641.5 million of mortgage-backed securities in the $11,553.8 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $503.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2021
(Dollars in millions)	-200	-100	-	100	200
Total Market/Fair Value	$12,825.3	$12,441.3	$12,057.3	$11,673.3	$11,289.2
Market/Fair Value Change from Base (%)	6.4%	3.2%	0.0%	-3.2%	-6.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$606.8	$303.4	$-	$(303.4)	$(606.8)

We had $12,486.2 million and $11,654.9 million of gross reserves for losses and LAE as of June 30, 2021 and December 31, 2020, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,159.7	$1,304.7	$1,449.7	$1,594.6	$1,739.6
After-tax Change in Fair/Market Value	(229.0)	(114.5)	-	114.5	229.0

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 12, 2021