Form 10-Q
period 2021-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2021-11-10
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

YES ☐NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2021
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents

Form 10-Q

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts and par value per share)	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS:
Fixed maturities – available for sale, at market value (amortized cost: 2021, $11,658,597; 2020, $10,248,650, allowances for credit losses: 2021, $(31,113); 2020, $(1,566))	$11,897,480	$10,643,565
Equity securities, at fair value	1,488,355	1,288,767
Short-term investments (cost: 2021, $538,094; 2020, $708,043)	538,094	707,905
Other invested assets	1,626,435	1,094,933
Other invested assets, at fair value	1,933,277	1,796,479
Cash	453,090	378,518
Total investments and cash	17,936,731	15,910,167
Note Receivable - affiliated	500,000	300,000
Accrued investment income	110,188	80,196
Premiums receivable	1,852,973	1,591,980
Reinsurance recoverables - unaffiliated	1,662,942	1,505,650
Reinsurance recoverables - affiliated	2,371,998	2,701,655
Funds held by reinsureds	295,473	267,599
Deferred acquisition costs	443,973	379,707
Prepaid reinsurance premiums	444,768	363,489
Other assets	717,167	616,640
TOTAL ASSETS	$26,336,213	23,717,083

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,321,811	$11,654,950
Unearned premium reserve	2,914,338	2,385,174
Funds held under reinsurance treaties	48,922	46,894
Other net payable to reinsurers	428,985	277,390
Losses in course of payment	150,028	161,154
Income taxes net payable	251,609	192,877
Senior notes due 6/1/2044	397,284	397,194
Senior notes due 10/15/2050	979,915	979,524
Long term notes due 5/1/2067	223,749	223,674
Borrowings from FHLB	310,000	310,000
Accrued interest on debt and borrowings	23,267	10,460
Unsettled securities payable	64,984	206,693
Other liabilities	463,543	456,786
Total liabilities	19,578,435	17,302,770
Commitments and Contingencies (Note 6)	(nil)	(nil)

STOCKHOLDER'S EQUITY:
Common shares, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2021 and 2020)	-	-
Additional paid-in capital	1,101,425	1,101,092
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) $44,898 at 2021 and $71,080 at 2020	169,214	268,018
Retained earnings	5,487,139	5,045,203
Total stockholder's equity	6,757,778	6,414,313
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$26,336,213	$23,717,083

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,851,364	$1,615,457	$5,314,819	$4,648,422
Net investment income	197,161	135,428	593,019	244,782
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(7,329)	2,289	(29,546)	(17,636)
Other net realized capital gains (losses)	(44,122)	112,904	296,869	(89,664)
Total net realized capital gains (losses)	(51,451)	115,193	267,323	(107,300)
Other income (expense)	9,937	(1,790)	12,049	(11,410)
Total revenues	2,007,011	1,864,288	6,187,210	4,774,494

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,653,019	1,277,851	4,102,721	3,283,196
Commission, brokerage, taxes and fees	388,847	322,404	1,125,549	1,001,207
Other underwriting expenses	109,512	109,366	329,238	304,705
Corporate expenses	10,907	4,206	23,106	11,441
Interest, fee and bond issue cost amortization expense	15,539	6,535	46,610	20,917
Total claims and expenses	2,177,824	1,720,362	5,627,224	4,621,466

INCOME (LOSS) BEFORE TAXES	(170,813)	143,926	559,986	153,028
Income tax expense (benefit)	(27,500)	24,120	118,050	(12,830)

NET INCOME (LOSS)	$(143,313)	$119,806	$441,936	$165,858

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(43,482)	38,572	(109,930)	104,598
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,160	(2,605)	10,092	28,824
Total URA(D) on securities arising during the period	(41,322)	35,967	(99,838)	133,422

Foreign currency translation adjustments	(20,862)	14,414	(4,615)	(6,783)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	1,563	1,806	5,649	4,532
Total benefit plan net gain (loss) for the period	1,563	1,806	5,649	4,532
Total other comprehensive income (loss), net of tax	(60,621)	52,187	(98,804)	131,171

COMPREHENSIVE INCOME (LOSS)	$(203,934)	$171,992	$343,132	$297,028

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2021	2020
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000
Balance, June 30	1,000	1,000
Balance, September 30	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,101,092	$1,100,678
Share-based compensation plans	108	103
Balance, March 31	1,101,200	1,100,781
Share-based compensation plans	116	101
Balance, June 30	1,101,316	1,100,882
Share-based compensation plans	109	101
Balance, September 30	1,101,425	1,100,983

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	268,018	64,324
Net increase (decrease) during the period	(104,063)	(178,351)
Balance, March 31	163,955	(114,027)
Net increase (decrease) during the period	65,880	257,335
Balance, June 30	229,835	143,308
Net increase (decrease) during the period	(60,621)	52,187
Balance, September 30	169,214	195,495

RETAINED EARNINGS:
Balance, January 1	5,045,203	4,692,423
Change to beginning balance due to adoption of ASU 2016-13	-	907
Net income (loss)	119,443	316,645
Balance, March 31	5,164,646	5,009,975
Net income (loss)	465,807	(270,593)
Balance, June 30	5,630,453	4,739,382
Net income (loss)	(143,313)	119,806
Balance, September 30	5,487,139	4,859,188

TOTAL STOCKHOLDER'S EQUITY, September 30	$6,757,778	$6,155,666

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$441,936	$165,858
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(261,405)	(182,948)
Decrease (increase) in funds held by reinsureds, net	(26,033)	(30,632)
Decrease (increase) in reinsurance recoverables	171,961	288,732
Decrease (increase) in income taxes	84,791	162,490
Decrease (increase) in prepaid reinsurance premiums	(81,012)	17,584
Increase (decrease) in reserve for losses and loss adjustment expenses	1,674,386	843,790
Increase (decrease) in unearned premiums	529,640	201,163
Increase (decrease) in other net payable to reinsurers	150,925	76,161
Increase (decrease) in losses in course of payment	(11,090)	116,447
Change in equity adjustments in limited partnerships	(310,870)	7,020
Distribution of limited partnership income	64,513	41,167
Change in other assets and liabilities, net	(104,489)	(94,329)
Non-cash compensation expense	27,532	23,901
Amortization of bond premium (accrual of bond discount)	22,686	7,109
Net realized capital (gains) losses	(267,323)	107,300
Net cash provided by (used in) operating activities	2,106,148	1,750,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,639,849	681,605
Proceeds from fixed maturities sold - available for sale, at market value	394,004	420,491
Proceeds from fixed maturities sold - available for sale, at fair value	-	2,054
Proceeds from equity securities sold - at fair value	450,319	328,519
Distributions from other invested assets	134,821	157,703
Cost of fixed maturities acquired - available for sale, at market value	(3,484,809)	(2,084,790)
Cost of equity securities acquired - at fair value	(506,643)	(459,572)
Cost of other invested assets acquired	(396,089)	(253,357)
Net change in short-term investments	170,671	(627,143)
Net change in unsettled securities transactions	(194,217)	73,467
Proceeds from repayment (cost of issuance) of note receivable - affiliated	(200,000)	-
Net cash provided by (used in) investing activities	(1,992,094)	(1,761,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(27,200)	(23,596)
FHLB borrowings (repayments)	-	90,000
Cost of debt repurchase	-	(10,647)
Net cash provided by (used in) financing activities	(27,200)	55,757

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,282)	(5,156)

Net increase (decrease) in cash	74,572	40,390
Cash, beginning of period	378,518	411,122
Cash, end of period	$453,090	$451,512

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$33,080	$(175,535)
Interest paid	33,248	16,416

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2021, and 2020

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

2. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020, 2019 and 2018 included in the Company’s most recent Form 10-K filing.

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

Application of Recently Issued Accounting Standard Changes.

Reference Rate Reform - LIBOR. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 (and subsequently issued ASU 2021-01 in January 2021), which outlines the issues surrounding the cessation of LIBOR as a reference rate for contractual debt agreements. The guidance also details the potential alternative expedients and sources available for use in determination of rates and terms for such debt agreements in order to apply appropriate accounting policy. The guidance is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its financial statements.

Accounting for Income Taxes. In December 2019, FASB issued ASU 2019-12, which provides simplification of existing guidance for income taxes, including the removal of certain exceptions related to recognition of deferred tax liabilities on foreign subsidiaries. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within that annual reporting period. The Company adopted the guidance effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

3. INVESTMENTS

The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation, gross unrealized depreciation and market value of available for sale, fixed maturity securities as of the dates indicated:

	At September 30, 2021
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$612,456	$-	$12,505	$(911)	$624,050
Obligations of U.S. states and political subdivisions	577,289	(151)	31,294	(1,057)	607,375
Corporate securities	3,675,504	(22,889)	119,670	(21,015)	3,751,270
Asset-backed securities	3,162,626	(7,680)	30,688	(2,987)	3,182,647
Mortgage-backed securities
Commercial	575,056	-	26,423	(3,096)	598,383
Agency residential	997,672	-	20,963	(3,523)	1,015,112
Non-agency residential	4,972	-	8	(4)	4,976
Foreign government securities	689,353	-	28,743	(4,747)	713,349
Foreign corporate securities	1,363,669	(393)	46,475	(9,433)	1,400,318
Total fixed maturity securities	$11,658,597	$(31,113)	$316,769	$(46,773)	$11,897,480

	At December 31, 2020
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$659,957	$-	$22,032	$-	$681,989
Obligations of U.S. states and political subdivisions	543,646	-	34,655	(1,255)	577,046
Corporate securities	3,316,525	(1,205)	166,072	(31,480)	3,449,912
Asset-backed securities	2,450,807	-	28,585	(5,222)	2,474,170
Mortgage-backed securities
Commercial	512,388	-	37,875	(183)	550,080
Agency residential	937,166	-	28,630	(696)	965,100
Non-agency residential	3,164	-	2	(2)	3,164
Foreign government securities	694,132	-	51,317	(3,211)	742,238
Foreign corporate securities	1,130,865	(361)	73,265	(3,903)	1,199,866
Total fixed maturity securities	$10,248,650	$(1,566)	$442,433	$(45,952)	$10,643,565

The amortized cost and market value of fixed maturity securities are shown in the following tables by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2021		At December 31, 2020
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$638,736	$638,370	$658,561	$659,622
Due after one year through five years	3,146,824	3,223,451	2,911,285	3,036,151
Due after five years through ten years	2,119,485	2,193,899	1,927,265	2,079,866
Due after ten years	1,013,226	1,040,642	848,014	875,412
Asset-backed securities	3,162,626	3,182,647	2,450,807	2,474,170
Mortgage-backed securities
Commercial	575,056	598,383	512,388	550,080
Agency residential	997,672	1,015,112	937,166	965,100
Non-agency residential	4,972	4,976	3,164	3,164
Total fixed maturity securities	$11,658,597	$11,897,480	$10,248,650	$10,643,565

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities and short-term investments	$(52,322)	$45,476	$(126,348)	$168,996
Change in unrealized appreciation (depreciation), pre-tax	(52,322)	45,476	(126,348)	168,996
Deferred tax benefit (expense)	11,000	(9,509)	26,510	(35,574)
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$(41,322)	$35,967	$(99,838)	$133,422

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2021 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$164,510	$(911)	$-	$-	$164,510	$(911)
Obligations of U.S. states and political subdivisions	61,687	(937)	3,569	(120)	65,256	(1,057)
Corporate securities	926,023	(15,559)	171,444	(5,456)	1,097,467	(21,015)
Asset-backed securities	579,799	(2,619)	23,396	(368)	603,195	(2,987)
Mortgage-backed securities
Commercial	82,124	(1,908)	25,450	(1,188)	107,574	(3,096)
Agency residential	459,632	(2,872)	55,358	(651)	514,990	(3,523)
Non-agency residential	1,724	(2)	156	(2)	1,880	(4)
Foreign government securities	178,925	(2,881)	10,819	(1,866)	189,744	(4,747)
Foreign corporate securities	430,909	(8,034)	24,008	(1,399)	454,917	(9,433)
Total fixed maturity securities	$2,885,334	$(35,723)	$314,199	$(11,050)	$3,199,533	$(46,773)

	Duration of Unrealized Loss at September 30, 2021 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$99,157	$(1,838)	$23,908	$(2,582)	$123,065	$(4,420)
Due in one year through five years	756,922	(8,846)	124,406	(3,228)	881,328	(12,074)
Due in five years through ten years	614,332	(12,640)	34,678	(1,876)	649,010	(14,516)
Due after ten years	291,643	(4,998)	26,847	(1,155)	318,490	(6,153)
Asset-backed securities	579,799	(2,619)	23,396	(368)	603,195	(2,987)
Mortgage-backed securities	543,480	(4,782)	80,964	(1,841)	624,444	(6,623)
Total fixed maturity securities	$2,885,334	$(35,723)	$314,199	$(11,050)	$3,199,533	$(46,773)

 The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2021 were $3,199.5 million and $46.8 million, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at September 30, 2021, did not exceed 0.4% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $35.7 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset backed securities and agency residential mortgage backed securities. Of these unrealized losses, $30.2 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $11.1 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities. Of these unrealized losses $8.7 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2020 were $1,150.4 million and $46.0 million, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2020, did not exceed 0.2% of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $16.8 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities as well as asset backed securities. Of these unrealized losses, $12.5 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $29.2 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and foreign government securities. Of these unrealized losses $5.9 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturities	$83,412	$78,272	$260,428	$227,257
Equity securities	3,774	2,504	10,082	6,120
Short-term investments and cash	73	410	309	2,558
Other invested assets
Limited partnerships	81,928	35,908	260,486	2,439
Dividends from preferred shares of affiliate	7,758	7,758	23,274	23,274
Other	30,954	14,743	62,829	(1,291)
Gross investment income before adjustments	207,899	139,595	617,408	260,358
Funds held interest income (expense)	814	957	7,035	5,115
Interest income from Parent	1,607	1,295	4,156	3,858
Gross investment income	210,320	141,848	628,599	269,331
Investment expenses	(13,159)	(6,420)	(35,580)	(24,549)
Net investment income	$197,161	$135,428	$593,019	$244,782

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

The Company had contractual commitments to invest up to an additional $,12152. million in limited partnerships and private placement loan securities at September 30, 2021. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of September 30, 2021, the market value of investments in the facility consolidated within the Company’s balance sheets was $241.6 million.

Other invested assets, at fair value, as of September 30, 2021 and December 31, 2020, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturity securities, market value:
Allowances for credit losses	$(7,329)	$2,289	$(29,546)	$(17,636)
Gains (losses) from sales	2,725	(31)	10,780	(19,005)
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(1,968)	-	(1,968)
Gains (losses) from fair value adjustments	-	3,339	-	1,944
Equity securities, fair value:
Gains (losses) from sales	(488)	(281)	6,335	(11,609)
Gains (losses) from fair value adjustments	(4,446)	94,260	136,929	120,796
Other invested assets	1,920	1,085	6,014	50
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(43,832)	15,741	136,798	(180,838)
Short-term investment gains (losses)	(1)	759	13	966
Total net realized capital gains (losses)	$(51,451)	$115,193	$267,323	$(107,300)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
		Asset	Obligations of U.S. states and political subdivisions	Foreign			Asset	Obligations of U.S. states and political subdivisions	Foreign
	Corporate	Backed		Corporate		Corporate	Backed		Corporate
	Securities	Securities		Securities	Total	Securities	Securities		Securities	Total
Beginning Balance	$(18,475)	$(4,915)	$-	$(393)	$(23,783)	$(1,205)	$-	$-	$(361)	$(1,566)
Credit losses on securities where credit
losses were not previously recorded	(5,257)	-	(151)	-	(5,408)	(21,178)	(4,915)	(151)	(188)	(26,432)
Increases in allowance on previously
impaired securities	(620)	(2,765)	-	-	(3,385)	(2,088)	(2,765)	-	-	(4,853)
Decreases in allowance on previously
impaired securities	-	-	-	-	-	-	-	-	-	-
Reduction in allowance due to disposals	1,463	-	-	-	1,463	1,582	-	-	156	1,738

Balance as of September 30, 2021	$(22,889)	$(7,680)	$(151)	$(393)	$(31,113)	$(22,889)	$(7,680)	$(151)	$(393)	$(31,113)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
		Foreign	Foreign			Foreign	Foreign
	Corporate	Government	Corporate		Corporate	Government	Corporate
	Securities	Securities	Securities	Total	Securities	Securities	Securities	Total

Beginning Balance	$(19,398)	$-	$(527)	$(19,925)	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(6)	-	-	(6)	(21,829)	(70)	(561)	(22,460)
Increases in allowance on previously
impaired securities	(5,354)	-	-	(5,354)	(5,909)	-	(211)	(6,120)
Decreases in allowance on previously
impaired securities	65	-	128	193	1,303	-	244	1,547
Reduction in allowance due to disposals	7,456	-	-	7,456	9,198	70	129	9,397

Balance as of September 30, 2020	$(17,237)	$-	$(399)	$(17,636)	$(17,237)	$-	$(399)	$(17,636)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from sales of fixed maturity securities	$151,932	$84,822	$394,004	$422,545
Gross gains from sales	8,868	4,977	24,067	15,578
Gross losses from sales	(6,143)	(6,976)	(13,287)	(36,551)

Proceeds from sales of equity securities	$104,231	$115,516	$450,319	$328,519
Gross gains from sales	2,769	9,503	17,706	30,256
Gross losses from sales	(3,257)	(9,784)	(11,371)	(41,865)

4. RESERVES FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Gross reserves beginning of period	$11,654,950	$10,209,519
Less reinsurance recoverables on unpaid losses	(3,951,474)	(4,215,348)
Net reserves beginning of period	7,703,476	5,994,171
Incurred related to:
Current year	4,106,331	3,288,049
Prior years	(3,610)	(4,853)
Total incurred losses and LAE	4,102,721	3,283,196
Paid related to:
Current year	1,117,795	856,707
Prior years	1,186,019	1,275,408
Total paid losses and LAE	2,303,814	2,132,115

Foreign exchange/translation adjustment and cumulative adjustment due to adoption of ASU 2016-13	(19,783)	(5,954)

Net reserves end of period	9,482,600	7,139,298
Plus reinsurance recoverables on unpaid losses	3,839,211	3,902,713
Gross reserves end of period	$13,321,811	$11,042,011

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $4,106.3 and $3,288.0 million for the nine months ended September 30, 2021 and 2020, respectively. Gross and net reserves increased for the nine months ended September 30, 2021, reflecting an increase in underlying exposure due to premium growth and catastrophe losses of $837.4 million and $341.0 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, current year incurred losses for the nine months ended September 30, 2020 included $104.8 million of losses associated with the COVID-19 Pandemic which did not recur in 2021.

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At September 30, 2021, $1,732.3 million of fixed maturities, market value were fair valued using unobservable inputs. The majority of the fixed maturities, market value, were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2020, $1,259.6 million of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at September 30, 2021 and December 31, 2020 of $1,253.9 million and $784.7 million, respectively, and all prices were obtained from publicly published sources.

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

Other invested assets, at fair value, were categorized as Level 3 at September 30, 2021 and December 31, 2020, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$624,050	$-	$624,050	$-
Obligations of U.S. states and political subdivisions	607,375	-	607,375	-
Corporate securities	3,751,270	-	3,027,877	723,393
Asset-backed securities	3,182,647	-	2,178,578	1,004,069
Mortgage-backed securities
Commercial	598,383	-	598,383	-
Agency residential	1,015,112	-	1,015,112	-
Non-agency residential	4,976	-	4,976	-
Foreign government securities	713,349	-	713,349	-
Foreign corporate securities	1,400,318	-	1,395,444	4,874
Total fixed maturities, market value	11,897,480	-	10,165,144	1,732,336

Equity securities, fair value	1,488,355	1,451,271	37,084	-
Other invested assets, fair value	1,933,277	-	-	1,933,277

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$681,989	$-	$681,989	$-
Obligations of U.S. states and political subdivisions	577,046	-	577,046	-
Corporate securities	3,449,912	-	2,819,068	630,844
Asset-backed securities	2,474,170	-	1,851,137	623,033
Mortgage-backed securities
Commercial	550,080	-	550,080	-
Agency residential	965,100	-	965,100	-
Non-agency residential	3,164	-	3,164	-
Foreign government securities	742,238	-	742,238	-
Foreign corporate securities	1,199,866	-	1,194,167	5,699
Total fixed maturities, market value	10,643,565	-	9,383,989	1,259,576

Equity securities, fair value	1,288,767	1,222,158	66,609	-
Other invested assets, fair value	1,796,479	-	-	1,796,479

In addition, $266.3 million and $224.7 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
		Asset				Asset
(Dollars in thousands)	Corporate Securities	Backed Securities	Foreign Corporate	Total	Corporate Securities	Backed Securities	Foreign Corporate	Total
Beginning balance	$634,923	$815,276	$4,886	$1,455,085	$630,843	$623,033	$5,700	$1,259,576
Total gains or (losses) (realized/unrealized)
Included in earnings	3,184	(3,292)	33	(75)	(12,366)	(7,254)	173	(19,447)
Included in other comprehensive income (loss)	(1,311)	(381)	(34)	(1,726)	6,107	4,094	(70)	10,131
Purchases, issuances and settlements	86,597	192,466	(11)	279,052	98,809	384,196	(929)	482,076
Transfers in and/or (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$723,393	$1,004,069	$4,874	$1,732,336	$723,393	$1,004,069	$4,874	$1,732,336
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$761	$(2,764)	$-	$(2,003)	$(16,518)	$(7,679)	$-	$(24,197)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
		Asset				Asset
(Dollars in thousands)	Corporate Securities	Backed Securities	Foreign Corporate	Total	Corporate Securities	Backed Securities	Foreign Corporate	Total
Beginning balance	$651,186	$295,730	$6,274	$953,190	$546,939	$153,641	$1,751	$702,331
Total gains or (losses) (realized/unrealized)
Included in earnings	361	457	26	844	(101)	582	(71)	410
Included in other comprehensive income (loss)	(992)	5,028	126	4,162	(4,898)	7,238	86	2,426
Purchases, issuances and settlements	(1,349)	103,574	139	102,364	112,061	243,328	3,822	359,211
Transfers in and/or (out) of Level 3	4,189	-	(863)	3,326	(606)	-	114	(492)
Ending balance	$653,395	$404,789	$5,702	$1,063,886	$653,395	$404,789	$5,702	$1,063,886
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $3.3 million and ($0.5) million for the three and nine months ended September 30, 2020, respectively. The net transfers for the three months ended September 30, 2020 were previously priced using a recognized pricing service and were subsequently priced by investment managers as of September 30, 2020. The net transfers for the nine months ended September 30, 2020 were previously priced by investment managers and were subsequently priced using a recognized pricing service as of September 30,2020.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Equity securities
Balance, beginning of period	$-	$9,877	$-	$-
Total (gains) or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	9,877
Transfers in and/or (out) of Level 3	-	(9,877)	-	(9,877)
Balance, end of period	$-	$-	$-	$-

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) level 3, fair value measurements using significant unobservable inputs for equity securities, fair value were ($9.9) million for both the three and nine months ended September 30, 2020. The transfers of ($9.9) million during both the three and nine months ended September 30, 2020, were related to preferred stock in a private entity purchased during the second quarter of 2020 which was priced at cost as of June 30, 2020 and was subsequently priced based upon the book value of the underlying private entity as of September 30, 2020.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by other invested assets, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Other invested assets, fair value:
Beginning balance	$1,977,109	$1,786,003	$1,796,479	$1,982,582
Total gains or (losses) (realized/unrealized)
Included in earnings	(43,832)	15,740	136,798	(180,839)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$1,933,277	$1,801,743	$1,933,277	$1,801,743
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At September 30, 2021	At December 31, 2020
(Dollars in thousands)
The Prudential	$138,869	$140,773
Unaffiliated life insurance company	34,163	35,128

7. COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related temporary	$(55,005)	11,524	$(43,482)	$(139,099)	29,170	$(109,930)
Reclassification of net realized losses (gains) included in net income (loss)	2,683	(524)	2,160	12,751	(2,660)	10,092
Foreign currency translation adjustments	(26,357)	5,495	(20,862)	(5,789)	1,174	(4,615)
Reclassification of amortization of net gain (loss) included in net income (loss)	1,978	(416)	1,563	7,150	(1,502)	5,649
Total other comprehensive income (loss)	$(76,701)	$16,079	$(60,621)	$(124,987)	$26,182	$(98,804)

(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$48,819	(10,247)	$38,572	$132,405	(27,807)	$104,598
Reclassification of net realized losses (gains) included in net income (loss)	(3,343)	738	(2,605)	36,591	(7,767)	28,824
Foreign currency translation adjustments	18,239	(3,825)	14,414	(8,618)	1,835	(6,783)
Reclassification of amortization of net gain (loss) included in net income (loss)	2,285	(480)	1,806	5,736	(1,205)	4,532
Total other comprehensive income (loss)	$66,000	$(13,814)	$52,187	$166,114	$(34,944)	$131,171

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected line item within the
	September 30,		September 30,		statements of operations and
AOCI component	2021	2020	2021	2020	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$2,683	$(3,343)	$12,751	$36,591	Other net realized capital gains (losses)
	(524)	738	(2,660)	(7,767)	Income tax expense (benefit)
	$2,160	$(2,605)	$10,092	$28,824	Net income (loss)
Benefit plan net gain (loss)	$1,978	$2,285	$7,150	$5,736	Other underwriting expenses
	(416)	(480)	(1,502)	(1,205)	Income tax expense (benefit)
	$1,563	$1,806	$5,649	$4,532	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance of URA (D) on securities	$254,645	$222,068	$313,161	$124,612
Current period change in URA (D) of investments - non-credit related	(41,322)	35,967	(99,838)	133,422
Ending balance of URA (D) on securities	213,323	258,034	213,323	258,034

Beginning balance of foreign currency translation adjustments	44,974	(6,931)	28,727	14,267
Current period change in foreign currency translation adjustments	(20,862)	14,414	(4,615)	(6,783)
Ending balance of foreign currency translation adjustments	24,112	7,483	24,112	7,483

Beginning balance of benefit plan net gain (loss)	(69,784)	(71,829)	(73,870)	(74,556)
Current period change in benefit plan net gain (loss)	1,562	1,806	5,649	4,532
Ending balance of benefit plan net gain (loss)	(68,221)	(70,023)	(68,221)	(70,023)

Ending balance of accumulated other comprehensive income (loss)	$169,214	$195,495	$169,214	$195,495

8. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies. At September 30, 2021, the total amount on deposit in the trust account was $1,065.6 million.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in thousands)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis

Series 2017-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	50,000	Aggregate
Series 2017-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	75,000	Aggregate
Series 2017-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	175,000	Aggregate
Series 2018-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	62,500	Aggregate
Series 2018-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	200,000	Aggregate
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	62,500	Aggregate
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200,000	Aggregate
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150,000	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275,000	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150,000	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275,000	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150,000	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150,000	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate

	Total available limit as of September 30, 2021			$2,325,000

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

(Dollars in thousands)
Note Series	Issue Date	Maturity Date	Amount
Series 2017-1 Class A-2	4/13/2017	4/13/2022	50,000
Series 2017-1 Class B-2	4/13/2017	4/13/2022	75,000
Series 2017-1 Class C-2	4/13/2017	4/13/2022	175,000
Series 2018-1 Class A-1	4/30/2018	5/6/2022	62,500
Series 2018-1 Class B-1	4/30/2018	5/6/2022	200,000
Series 2018-1 Class A-2	4/30/2018	5/5/2023	62,500
Series 2018-1 Class B-2	4/30/2018	5/5/2023	200,000
Series 2019-1 Class A-1	12/12/2019	12/19/2023	150,000
Series 2019-1 Class B-1	12/12/2019	12/19/2023	275,000
Series 2019-1 Class A-2	12/12/2019	12/19/2024	150,000
Series 2019-1 Class B-2	12/12/2019	12/19/2024	275,000
Series 2021-1 Class A-1	4/8/2021	4/21/2025	150,000
Series 2021-1 Class B-1	4/8/2021	4/21/2025	85,000
Series 2021-1 Class C-1	4/8/2021	4/21/2025	85,000
Series 2021-1 Class A-2	4/8/2021	4/20/2026	150,000
Series 2021-1 Class B-2	4/8/2021	4/20/2026	90,000
Series 2021-1 Class C-2	4/8/2021	4/20/2026	90,000

9. SENIOR NOTES

The table below displays Holdings’ outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2021		December 31, 2020
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$397,284	$506,828	$397,194	$528,000
3.5% Senior notes	10/07/2020	10/15/2050	1,000,000	$979,915	$1,065,400	$979,524	$1,138,100

On June 5, 2014, Holdings issued $400.0 million of 30 year senior notes at 4.868%, which will mature on June 1, 2044. Interest is paid semi-annually on June 1 and December 1 of each year.

On October 7, 2020, Holdings issued $1,000.0 million of 30 year senior notes an interest coupon rate of 3.5% which will mature on October 15, 2050. Interest is paid semi-annually on April 15th and October 15th of each year.

On October 4, 2021, Holdings issued $1,000.0 million of 31 year senior notes an interest coupon rate of 3.125% which will mature on October 15, 2052. Interest is paid semi-annually on April 15th and October 15th of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense incurred 4.868% Senior notes	$4,868	$4,868	$14,604	$14,604
Interest expense incurred 3.5% Senior notes	$8,805	$-	$26,415	$-

10. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					September 30, 2021		December 31, 2020
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$223,749	$216,043	$223,674	$206,447

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 16, 2021 to November 14, 2021 is 2.51%.

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

The Company repurchased and retired $0 million and $13.2 million of its outstanding long term subordinated notes during the three and nine months ended September 30, 2020, respectively. The Company realized a gain of $0 million and $2.5 million from the repurchase of the long term subordinated notes during the three and nine months ended September 30, 2020, respectively. No repurchases of debt were made during the three and nine months ended September 30, 2021.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million. In addition, during 2020, the Company repurchased and retired $13.2 million of these notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest expense incurred	$1,456	$1,587	$4,378	$6,126

11. FEDERAL HOME LOAN BANK MEMBERSHIP

Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2021, Everest Re had admitted assets of approximately $18,874.0 million which provides borrowing capacity of up to approximately $1,887.4 million.

During 2020, Everest Re borrowed $400.0 million under its FHLBNY capacity. The borrowings have interest payable at an interest rate of 0.35%. As of September 30, 2021, $310.0 million of these borrowings remain outstanding, with maturities in November and December 2021. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
Reinsurance	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross written premiums	$1,693,027	$1,473,266	$4,552,364	$3,906,355
Net written premiums	1,461,238	1,296,107	3,961,280	3,403,090

Premiums earned	$1,280,181	$1,153,740	$3,689,508	$3,223,608
Incurred losses and LAE	1,207,528	936,904	2,917,285	2,250,270
Commission and brokerage	319,707	265,095	935,252	818,282
Other underwriting expenses	32,049	35,697	101,337	92,143
Underwriting gain (loss)	$(279,103)	$(83,956)	$(264,366)	$62,913

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross written premiums	$830,688	$591,695	$2,421,716	$1,971,818
Net written premiums	608,248	429,594	1,801,884	1,462,869

Premiums earned	$571,183	$461,717	$1,625,311	$1,424,814
Incurred losses and LAE	445,491	340,947	1,185,435	1,032,926
Commission and brokerage	69,139	57,309	190,296	182,925
Other underwriting expenses	77,464	73,669	227,901	212,562
Underwriting gain (loss)	$(20,911)	$(10,208)	$21,678	$(3,599)

The following table reconciles the underwriting results for the operating segments to income (loss) before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Underwriting gain (loss)	$(300,014)	$(94,164)	$(242,688)	$59,314
Net investment income	197,161	135,428	593,019	244,782
Net realized capital gains (losses)	(51,451)	115,193	267,323	(107,300)
Corporate expense	(10,907)	(4,206)	(23,106)	(11,441)
Interest, fee and bond issue cost amortization expense	(15,539)	(6,535)	(46,610)	(20,917)
Other income (expense)	9,937	(1,790)	12,049	(11,410)
Income (loss) before taxes	$(170,813)	$143,926	$559,986	$153,028

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Canada gross written premiums	$60,455	$65,785	$163,740	$200,443

No other country represented more than 5% of the Company’s revenues.

13. RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $300.0 million long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. The Company recognized interest income related to this long term note of $1.3 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively and $3.8 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Group entered into a $200.0 million long term note agreement with Everest Re as of August 5, 2021. The note will pay interest annually at a rate of 1.00% and is scheduled to mature in August, 2030. The Company recognized interest income related to this long term note of $0.3 million for both the three and nine months ended September 30, 2021.

Group’s Board of Directors approved an amended share repurchase program authorizing Group and/or its subsidiary Holdings to purchase Group’s common shares through open market transactions, privately negotiated transactions or both. The most recent amendment from the Board, approved on May 22, 2020, increased the cumulative number of shares that may be repurchased under the program to 32.0 million shares.

Holdings had purchased and held 9,719,971 Common Shares of Group, which were purchased in the open market between February 2007 and March 2011.

In December, 2015, Holdings transferred the 9,719,971 Common Shares of Group, which it held as other invested assets, at fair value, valued at $1,773.2 million, to Preferred Holdings in exchange for 1,773.214 preferred shares of Preferred Holdings with a $1.0 million par value and 1.75% annual dividend rate. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Dividends received on preferred stock of affiliate	$7,758	$7,758	$23,274	$23,274

Affiliates

The Company has engaged in reinsurance transactions with Bermuda Re, Everest Reinsurance Company (Ireland) dac (“Ireland Re”), Everest Insurance (Ireland) dac (“Ireland Insurance”), Everest International Reinsurance Ltd. (“Everest International”), Everest Insurance Company of Canada (“Everest Canada”), Lloyd’s Syndicate 2786 and Mt. Logan Re, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

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

Everest Re entered into a property catastrophe excess of loss reinsurance contract with Bermuda Re, effective January 1, 2019. The contract provides $100.0 million of reinsurance coverage for property catastrophe losses above certain attachment points. This agreement expired on December 31, 2019 and was not renewed.

Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021, subject to renewal thereafter. The contract provides Bermuda Re (UK Branch), with up to £100.0 million of reinsurance coverage for each catastrophe occurrence above £40.0 million. Bermuda Re (UK Branch) paid Everest Re £3.5 million for this coverage.

Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective February 1, 2021 through January 31, 2022, subject to renewal thereafter. The contract provides Ireland Re with up to €145.0 million of reinsurance coverage for each catastrophe occurrence above €16.0 million. Ireland Re paid Everest Re €9.8 million for this coverage.

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

On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2,336.2 million for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1,000.0 million of cash and fixed maturity securities and transferred $970.0 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500.0 million of adverse development coverage on the subject loss reserves. As of September 30, 2021, and December 31, 2020, the Company has a reinsurance recoverable of $882.7 million and $886.4 million, respectively, recorded on its balance sheet due from Bermuda Re.

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada, Everest Ireland and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended		Nine Months Ended
Bermuda Re	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Ceded written premiums	$78,330	$32,255	$224,131	$96,353
Ceded earned premiums	77,078	32,278	221,754	95,215
Ceded losses and LAE	12,355	12,605	3,241	4,263

Assumed written premiums	4,820	-	4,820	-
Assumed earned premiums	3,676	62	3,799	186
Assumed losses and LAE	(199)	62	(134)	115

	Three Months Ended		Nine Months Ended
Ireland Re	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Assumed written premiums	$7,092	$-	$12,993	$-
Assumed earned premiums	7,092	-	12,018	-
Assumed losses and LAE	62,472	-	62,472	-

	Three Months Ended		Nine Months Ended
Ireland Insurance	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Assumed written premiums	$3,619	$1,217	$6,409	$3,723
Assumed earned premiums	1,724	788	4,237	2,569
Assumed losses and LAE	1,134	704	2,139	1,625

	Three Months Ended		Nine Months Ended
Lloyd's Syndicate 2786	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Assumed written premiums	$56	$(1,743)	$728	$(4,144)
Assumed earned premiums	81	(1,743)	722	(3,926)
Assumed losses and LAE	(473)	293	(259)	(331)

	Three Months Ended		Nine Months Ended
Everest International & Canada	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Ceded written premiums	$-	$-	$-	$-
Ceded earned premiums	-	-	-	-
Ceded losses and LAE	-	-	-	16

Assumed written premiums	-	-	-	1
Assumed earned premiums	-	-	-	(7)
Assumed losses and LAE	46	(1,709)	112	(1,059)

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Three Months Ended		Nine Months Ended
Mt. Logan Re Segregated Accounts	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Ceded written premiums	$97,649	$74,215	$225,592	$211,429
Ceded earned premiums	86,049	62,543	212,153	202,810
Ceded losses and LAE	97,070	68,879	191,677	143,179

14. INCOME TAXES

The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore. The Company’s non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.

The Company generally applies the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting. Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax income/(loss)to determine the income tax expense or benefit for the year-to-date period. The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income/(loss) and effective tax rate.

15. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. Other than the debt issuance on October 4, 2021, described in Note 9, the Company does not have any subsequent events to report.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2021	2020	(Decrease)	2021	2020	(Decrease)
Gross written premiums	$2,523.7	$2,065.0	22.2%	$6,974.1	$5,878.2	18.6%
Net written premiums	2,069.5	1,725.7	19.9%	5,763.2	4,866.0	18.4%

REVENUES:
Premiums earned	$1,851.3	$1,615.5	14.6%	$5,314.8	$4,648.4	14.3%
Net investment income	197.1	135.4	45.6%	593.0	244.8	142.3%
Net realized capital gains (losses)	(51.5)	115.2	-144.7%	267.3	(107.3)	NM
Other income (expense)	9.9	(1.8)	NM	12.0	(11.4)	NM
Total revenues	2,007.0	1,864.3	7.7%	6,187.2	4,774.5	29.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,653.0	1,277.9	29.4%	4,102.7	3,283.2	25.0%
Commission, brokerage, taxes and fees	388.8	322.4	20.6%	1,125.5	1,001.2	12.4%
Other underwriting expenses	109.5	109.4	0.1%	329.2	304.7	8.1%
Corporate expense	10.9	4.2	159.3%	23.1	11.4	102.0%
Interest, fee and bond issue cost amortization expense	15.5	6.5	137.8%	46.6	20.9	122.8%
Total claims and expenses	2,177.8	1,720.4	26.6%	5,627.2	4,621.5	21.8%

INCOME (LOSS) BEFORE TAXES	(170.8)	143.9	NM	560.0	153.0	NM
Income tax expense (benefit)	(27.5)	24.1	NM	118.1	(12.8)	NM
NET INCOME (LOSS)	$(143.3)	$119.8	NM	$441.9	$165.9	166.5%

RATIOS:			Point Change			Point Change
Loss ratio	89.3%	79.1%	10.2	77.2%	70.6%	6.6
Commission and brokerage ratio	21.0%	20.0%	1.0	21.2%	21.5%	(0.3)
Other underwriting expense ratio	5.9%	6.7%	(0.8)	6.2%	6.6%	(0.4)
Combined ratio	116.2%	105.8%	10.4	104.6%	98.7%	5.9

	At	At	Percentage
	September 30,	December 31,	Increase/
(Dollars in millions)	2021	2020	(Decrease)
Balance sheet data:
Total investments and cash	$17,936.7	$15,910.2	12.7%
Total assets	26,336.2	23,717.1	11.0%
Loss and loss adjustment expense reserves	13,321.8	11,655.0	14.3%
Total debt	1,910.9	1,910.4	0.0%
Total liabilities	19,578.4	17,302.8	13.2%
Stockholder's equity	6,757.8	6,414.3	5.4%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums. Gross written premiums increased by 22.2% to $2,523.7 million for the three months ended September 30, 2021, compared to $2,065.0 million for the three months ended September 30, 2020, reflecting a $219.8 million, or 14,9%, increase in our reinsurance business and a $239.0 million, or 40.4%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in casualty pro rata business, casualty excess of loss business and property catastrophe excess of loss writings. The rise in insurance premiums was primarily due to increases in specialty casualty business, professional liability business and short tail business, including property. Gross written premiums increased by 18.6% to $6,974.1 million for the nine months ended September 30, 2021, compared to $5,878.2 million for the nine months ended September 30, 2020, reflecting a $646.0 million, or 16.5%, increase in our reinsurance business and a $449.9 million, or 22.8%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases in casualty pro rata business, casualty excess of loss business and property catastrophe excess of loss writings. The rise in insurance premiums was primarily due to increases in specialty casualty business, professional liability business and short tail business, including property, partially offset by a decline in workers’ compensation business.

Net written premiums increased by 19.9% to $2,069.5 million for the three months ended September 30, 2021, compared to $1,725.7 million for the three months ended September 30, 2020 and increased by 18.4% to $5,763.2 million for the nine months ended September 30, 2021, compared to $4,866.0 million for the nine months ended September 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased by 14.6% to $1,851.3 million for the three months ended September 30, 2021, compared to $1,615.5 million for the three months ended September 30, 2020 and increased by 14.3% to $5,314.8 million for the nine months ended September 30, 2021, compared to $4,648.4 million for the nine months ended September 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income. Net investment income increased to $197.1 million for the three months ended September 30, 2021 compared with net investment income of $135.4 million for the three months ended September 30, 2020. Net investment income increased to $593.0 million for the nine months ended September 30, 2021 compared with net investment income of $244.8 million for the nine months ended September 30, 2020. Net pre-tax investment income as a percentage of average invested assets was 4.7% and 4.3% for the three months ended September 30, 2021 and 2020, respectively and was 4.9% and 2.6% for the nine months ended September 30, 2021 and 2020, respectively. The increases in both income and yield were primarily the result of an increase in limited partnership income and higher income from other alternative investments. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

Net Realized Capital Gains (Losses). Net realized capital losses were $51.5 million and net realized capital gains were $115.2 million for the three months ended September 30, 2021 and 2020, respectively. The net realized capital losses of $51.5 million for the three months ended September 30, 2021, were comprised of $48.3 million of losses from fair value re-measurements and $7.3 million in net allowances for credit losses, partially offset by $4.1 million of gains from sales of investments. The net realized capital gains of $115.2 million for the three months ended September 30, 2020, were comprised of $113.4 million of gains from fair value re-measurements, resulting primarily from increases in equity security valuations which further rebounded from declines in the first quarter of 2020, and $2.3 million from a decline in net allowances for credit losses partially offset by $0.5 million of losses from sales of investments.

Net realized capital gains were $267.3 million and net realized capital losses were $107.3 million for the nine months ended September 30, 2021 and 2020, respectively. The net realized capital gains of $267.3 million for the nine months ended September 30, 2021 were comprised of $273.7 million of gains from fair value re-measurements and $23.1 million of gains from sales of investments, partially offset by $29.5 million in net allowances for credit losses. The net realized capital losses of $107.3 million for the nine months ended September

30, 2020 were comprised of $58.1 million of losses from fair value re-measurements, $31.6 million of losses from sales of investments and $17.6 million of net allowances for credit losses.

Other Income (Expense). We recorded other income of $9.9 million and other expense of $1.8 million for the three months ended September 30, 2021 and 2020, respectively. We recorded other income of $12.0 million and other expense of $11.4 million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,111.7	60.0%		$-	0.0%		$1,111.7	60.0%
Catastrophes	544.1	29.4%		(2.7)	-0.1%		541.3	29.3%
Total	$1,655.8	89.4%		$(2.7)	-0.1%		$1,653.0	89.3%
2020
Attritional	$980.8	60.7%		$-	0.0%		$980.8	60.7%
Catastrophes	300.2	18.6%		(3.2)	-0.2%		297.0	18.4%
Total	$1,281.1	79.3%		$(3.2)	-0.2%		$1,277.9	79.1%
Variance 2021/2020
Attritional	$130.9	(0.7)	pts	$-	-	pts	$130.9	(0.7)	pts
Catastrophes	243.9	10.8	pts	0.5	0.1	pts	244.3	10.9	pts
Total	$374.7	10.1	pts	$0.5	0.1	pts	$375.2	10.2	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$3,266.8	61.5%		$(1.5)	0.0%		$3,265.3	61.5%
Catastrophes	839.6	15.8%		(2.1)	0.0%		837.4	15.8%
Total	$4,106.3	77.3%		$(3.6)	0.0%		$4,102.7	77.2%
2020
Attritional	$2,943.2	63.3%		$(1.0)	0.0%		$2,942.2	63.3%
Catastrophes	344.9	7.4%		(3.9)	-0.1%		341.0	7.3%
Total	$3,288.0	70.7%		$(4.9)	-0.1%		$3,283.2	70.6%
Variance 2021/2020
Attritional	$323.6	(1.8)	pts	$(0.5)	-	pts	$323.1	(1.8)	pts
Catastrophes	494.7	8.4	pts	1.8	0.1	pts	496.5	8.5	pts
Total	$818.3	6.6	pts	$1.2	0.1	pts	$819.5	6.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 29.4% to $1,653.0 million for the three months ended September 30, 2021 compared to $1,277.9 million for the three months ended September 30, 2020, primarily due to an increase of $130.9 million in current year attritional losses, mainly related to the impact of the increase in premiums earned partially offset by $31.1 million of COVID-19 losses incurred in 2020 which did not recur in 2021, and an increase of $243.9 million in current year catastrophe losses. The current year catastrophe losses of $544.1 million for the three months ended September 30, 2021 related to Hurricane Ida ($430.8 million) and the European floods ($112.5 million). The current year catastrophe losses of $300.2 million for the three months ended September 30, 2020 related to Hurricane Laura ($122.4 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Hurricane Sally ($24.6 million), Oregon wildfires ($21.0 million), Hurricane Isaias ($19.9 million), the Derecho storms ($15.1 million), Calgary storms in Canada ($15.0 million), the U.S. Civil Unrest ($2.4 million) and the Nashville tornadoes ($2.3 million), partially offset by a reduction in the loss estimate for the Australia East Coast Storm ($3.2 million) and the 2020 Australia fires ($1.3 million).

Incurred losses and LAE increased by 25.0% to $4,102.7 million for the nine months ended September 30, 2021 compared to $3,283.2 million for the nine months ended September 30, 2020, primarily due to an increase of $494.7 million in current year catastrophe losses and an increase of $323.6 million in current year attritional losses, mainly related to the impact of the increase in premiums earned partially offset by $104.8 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $839.6 million for the nine months ended September 30, 2021 primarily related to Hurricane Ida ($430.8 million), the Texas winter storms ($278.8 million) and the European floods ($112.5 million) with the rest of the losses emanating from the 2021 Australia floods and Victoria Australia flooding. The current year catastrophe losses of $344.9 million for the nine months ended September 30, 2020 related to Hurricane Laura ($122.4 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Hurricane Sally ($24.6 million), Oregon wildfires ($21.0 million), Hurricane Isaias ($19.9 million), the U.S. Civil Unrest ($17.4 million), the Derecho storms ($15.1 million), the Nashville tornadoes ($15.1 million), the Calgary storms in Canada ($15.0 million), the Australia East Coast storm ($6.8 million) and the 2020 Australia fires ($5.6 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $388.8 million for the three months ended September 30, 2021 compared to $322.4 million for the three months ended September 30, 2020. Commission, brokerage, taxes and fees increased to $1,125.5 million for the nine months ended September 30, 2021 compared to $1,001.2 million for the nine months ended September 30, 2020. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses remained relatively flat at $109.5 million for the three months ended September 30, 2021 compared to $109.4 million for the three months ended September 30, 2020. Other underwriting expenses increased to $329.2 million for the nine months ended September 30, 2021 compared to $304.7 million for the nine months ended September 30, 2020. The year over year increase was mainly due to the impact of increase in premiums earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $10.9 million from $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and increased to $23.1 million from $11.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increases were mainly due to higher compensation costs from increased staff count.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $15.5 million and $6.5 million for the three months ended September 30, 2021 and 2020, respectively. Interest, fees and other bond amortization expense was $46.6 million and $20.9 million for the nine months ended September 30, 2021 and 2020, respectively. The variances in expenses were primarily due to interest expense on the $1,000.0 million of senior notes issued in October 2020 and the movement in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.51% as of September 30, 2021.

Income Tax Expense (Benefit). We had an income tax benefit of $27.5 million and an income tax expense of $118.1 million for the three and nine months ended September 30, 2021, respectively. We had an income tax expense of $24.1 million and income tax benefit of $12.8 million for the three and nine months ended September 30, 2020, respectively. Income tax benefit or expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, qualifying dividends, and foreign tax credits. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses), among jurisdictions with different tax rates. The change in income tax expense (benefit) for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 resulted primarily from higher investment income and earned premiums offset by an increase in catastrophe losses.

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

Net Income (Loss).

Our net loss was $143.3 million and net income was $119.8 million, for the three months ended September 30, 2021 and 2020 respectively. Our net income was $441.9 million and $165.9 million, for the nine months ended September 30, 2021 and 2020 respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 10.4 points to 116.2% for the three months ended September 30, 2021 compared to 105.8% for the three months ended September 30, 2020 and increased by 5.9 points to 104.6% for the nine months ended September 30, 2021 compared to 98.7% for the nine months ended September 30, 2020. The loss ratio component increased by 10.2 points and 6.6 points for the three and nine months ended September 30, 2021, respectively, over the same period last year. The increases were mainly due to higher current year catastrophe losses. The commission and brokerage ratio component increased to 21.0% for the three months ended September 30, 2021 compared to 20.0% for the three months ended September 30, 2020 and decreased to 21.2% for the nine months ended September 30, 2021 compared to 21.5% for the nine months ended September 30, 2020, reflecting changes in affiliated reinsurance agreements and changes in the mix of business. The other underwriting expense ratio decreased to 5.9% from 6.7% for the three months ended September 30, 2021 and 2020, respectively and decreased to 6.2% from 6.6% for the nine months ended September 30, 2021 and 2020, respectively. The decreases were mainly due to changes in the mix of business.

Stockholder's Equity.

Stockholder’s equity increased by $343.5 million to $6,757.8 million at September 30, 2021 from $6,414.3 million at December 31, 2020, principally as a result of $441.9 million of net income and $5.6 million of net benefit plan obligation adjustments, partially offset by $99.8 million of net unrealized depreciation on investments, net of tax and $4.6 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased to $197.1 million for the three months ended September 30, 2021 compared to $135.4 million for the three months ended September 30, 2020. Net investment income increased to $593.0 million for the nine months ended September 30, 2021 compared to $244.8 million for the nine months ended September 30, 2020. The increases were primarily the result of an increase in limited partnership income and higher income from other alternative investments. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Fixed maturities	$83.4	$78.3	$260.4	$227.3
Equity securities	3.8	2.5	10.1	6.1
Short-term investments and cash	0.1	0.5	0.3	2.6
Other invested assets
Limited partnerships	81.9	35.9	260.5	2.4
Dividends from preferred shares of affiliate	7.8	7.8	23.3	23.3
Other	30.9	14.7	62.8	(1.3)
Gross investment income before adjustments	207.9	139.7	617.4	260.4
Funds held interest income (expense)	0.8	0.9	7.0	5.1
Interest income from Parent	1.6	1.3	4.2	3.9
Gross investment income	210.3	141.8	628.6	269.3
Investment expenses	13.1	(6.4)	35.6	(24.5)
Net investment income	$197.2	$135.4	$593.0	$244.8

(Some amounts may not reconcile due to rounding.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Annualized pre-tax yield on average cash and invested assets	4.7%	4.3%	4.9%	2.6%
Annualized after-tax yield on average cash and invested assets	3.7%	3.4%	3.9%	2.1%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Variance	2021	2020	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$8.9	$5.0	$3.9	$24.1	$15.6	$8.5
Losses	(6.2)	(5.0)	(1.2)	(13.3)	(34.6)	21.3
Total	2.7	-	2.7	10.8	(19.0)	29.8
Fixed maturity securities, fair value
Gains	-	-	-	-	-	-
Losses	-	(2.0)	2.0	-	(2.0)	2.0
Total	-	(2.0)	2.0	-	(2.0)	2.0
Equity securities, fair value
Gains	2.8	9.5	(6.7)	17.7	30.3	(12.6)
Losses	(3.3)	(9.8)	6.5	(11.4)	(41.9)	30.5
Total	(0.5)	(0.3)	(0.2)	6.3	(11.6)	17.9
Other invested assets
Gains	2.4	1.4	1.0	8.0	6.0	2.0
Losses	(0.4)	(0.3)	(0.1)	(2.0)	(5.9)	3.9
Total	1.9	1.1	0.8	6.0	0.1	5.9
Short Term Investments:
Gains	-	0.8	(0.8)	-	1.0	(1.0)
Losses	-	-	-	-	-	-
Total	-	0.8	(0.8)	-	1.0	(1.0)
Total net realized gains (losses) from sales
Gains	14.1	16.7	(2.6)	49.8	52.9	(3.1)
Losses	(9.9)	(17.1)	7.2	(26.7)	(84.4)	57.7
Total	4.1	(0.5)	4.6	23.1	(31.6)	54.7

Allowances for credit losses:	(7.3)	2.3	(9.6)	(29.5)	(17.6)	(11.9)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	3.3	(3.3)	-	1.9	(1.9)
Equity securities, fair value	(4.5)	94.3	(98.8)	136.9	120.8	16.1
Other invested assets, fair value	(43.8)	15.8	(59.6)	136.8	(180.8)	317.6
Total	(48.3)	113.4	(161.7)	273.7	(58.1)	331.8

Total net realized gains (losses)	$(51.5)	$115.2	$(166.7)	$267.3	$(107.3)	$374.6

(Some amounts may not reconcile due to rounding.)

Net Realized Capital Gains (Losses). Net realized capital losses were $51.5 million and net realized capital gains were $115.2 million for the three months ended September 30, 2021 and 2020, respectively. The net realized capital losses of $51.5 million for the three months ended September 30, 2021, were comprised of $48.3 million of losses from fair value re-measurements and $7.3 million in net allowances for credit losses, partially offset by $4.1 million of gains from sales of investments. The net realized capital gains of $115.2 million for the three months ended September 30, 2020, were comprised of $113.4 million of gains from fair value re-measurements, resulting primarily from increases in equity security valuations which further rebounded from declines in the first quarter of 2020, and $2.3 million from a decline in net allowances for credit losses partially offset by $0.5 million of losses from sales of investments.

Net realized capital gains were $267.3 million and net realized capital losses were $107.3 million for the nine months ended September 30, 2021 and 2020, respectively. The net realized capital gains of $267.3 million for the nine months ended September 30, 2021 were comprised of $273.7 million of gains from fair value re-measurements and $23.1 million of gains from sales of investments, partially offset by $29.5 million in net allowances for credit losses. The net realized capital losses of $107.3 million for the nine months ended September 30, 2020 were comprised of $58.1 million of losses from fair value re-measurements, $31.6 million of losses from sales of investments and $17.6 million of net allowances for credit losses.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Gross written premiums	$1,693.0	$1,473.3	$219.8	14.9%	$4,552.4	$3,906.4	$646.0	16.5%
Net written premiums	1,461.2	1,296.1	165.1	12.7%	3,961.3	3,403.1	558.2	16.4%

Premiums earned	$1,280.2	$1,153.7	$126.4	11.0%	$3,689.5	$3,223.6	$465.9	14.5%
Incurred losses and LAE	1,207.5	936.9	270.6	28.9%	2,917.3	2,250.3	667.0	29.6%
Commission and brokerage	319.7	265.1	54.6	20.6%	935.3	818.3	117.0	14.3%
Other underwriting expenses	32.0	35.7	(3.6)	-10.1%	101.3	92.1	9.2	10.0%
Underwriting gain (loss)	$(279.1)	$(84.0)	$(195.1)	232.4%	$(264.4)	$62.9	$(327.3)	-520.2%

				Point Chg				Point Chg
Loss ratio	94.3%	81.2%		13.1	79.1%	69.8%		9.3
Commission and brokerage ratio	25.0%	23.0%		2.0	25.3%	25.4%		(0.1)
Other underwriting ratio	2.5%	3.1%		(0.6)	2.7%	2.8%		(0.1)
Combined ratio	121.8%	107.3%		14.5	107.2%	98.0%		9.1

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 14.9% to $1,693.0 million for the three months ended September 30, 2021 from $1,473.3 million for the three months ended September 30, 2020 primarily due to increases in casualty pro rata business, casualty excess of loss business and property catastrophe excess of loss writings. Net written premiums increased by 12.7% to $1,461.2 million for the three months ended September 30, 2021 compared to $1,296.1 million for the three months ended September 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 11.0% to $1,280.2 million for the three months ended September 30, 2021 compared to $1,153.7 million for the three months ended September 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 16.5% to $4,552.4 million for the nine months ended September 30, 2021 from $3,906.4 million for the nine months ended September 30, 2020 primarily due to increases in casualty pro rata business, casualty excess of loss business and property catastrophe excess of loss writings. Net written premiums increased by 16.4% to $3,961.3 million for the nine months ended September 30, 2021 compared to $3,403.1 million for the nine months ended September 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 14.5% to $3,689.5 million for the nine months ended September 30, 2021 compared to $3,223.6 million for the nine months ended September 30, 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$743.8	58.1%		$-	0.0%		$743.8	58.1%
Catastrophes	465.6	36.4%		(1.9)	-0.1%		463.7	36.2%
Total segment	$1,209.4	94.5%		$(1.9)	-0.1%		$1,207.5	94.3%
2020
Attritional	$677.2	58.7%		$-	0.0%		$677.2	58.7%
Catastrophes	262.7	22.8%		(3.0)	-0.3%		259.7	22.5%
Total segment	$939.9	81.5%		$(3.0)	-0.3%		$936.9	81.2%
Variance 2021/2020
Attritional	$66.7	(0.6)	pts	$-	-	pts	$66.7	(0.6)	pts
Catastrophes	202.9	13.6	pts	1.1	0.2	pts	204.0	13.7	pts
Total segment	$269.6	13.0	pts	$1.1	0.2	pts	$270.6	13.1	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$2,216.3	60.1%		$0.5	0.0%		$2,216.8	60.1%
Catastrophes	703.6	19.1%		(3.1)	-0.1%		700.5	19.0%
Total segment	$2,919.9	79.1%		$(2.6)	-0.1%		$2,917.3	79.1%
2020
Attritional	$1,967.2	61.0%		$(0.6)	0.0%		$1,966.6	61.0%
Catastrophes	286.9	8.9%		(3.2)	-0.1%		283.7	8.8%
Total segment	$2,254.1	69.9%		$(3.8)	-0.1%		$2,250.3	69.8%
Variance 2021/2020
Attritional	$249.0	(0.9)	pts	$1.1	-	pts	$250.2	(0.9)	pts
Catastrophes	416.8	10.2	pts	0.1	-	pts	416.8	10.2	pts
Total segment	$665.8	9.3	pts	$1.2	-	pts	$667.0	9.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 28.9% to $1,207.5 million for the three months ended September 30, 2021 compared to $936.9 million for the three months ended September 30, 2020. The rise in incurred losses was primarily due to an increase of $202.9 million on current year catastrophe losses and an increase of $66.7 million in current year attritional losses, mainly related to the impact of the increase in premiums earned partially offset by $27.1 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The $465.6 million of current year catastrophe losses for the three months ended September 30, 2021 primarily related to Hurricane Ida ($352.4 million) and the European floods ($112.5 million). The $262.7 million of current year catastrophe losses for the three months ended September 30, 2020 related to Hurricane Laura ($107.4 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Oregon wildfires ($21.0 million), Hurricane Isaias ($17.9 million), the Derecho storms ($13.1 million), Calgary storms in Canada ($12.5 million), Hurricane Sally ($8.6 million), the U.S. Civil Unrest ($2.4 million) and the Nashville tornadoes ($2.3 million), partially offset by a reduction in the loss estimate for the Australia East Coast storm ($3.2 million) and the 2020 Australia fires ($1.3 million).

Incurred losses increased by 29.6% to $2,917.3 million for the nine months ended September 30, 2021 compared to $2,250.3 million for the nine months ended September 30, 2020. The rise in incurred losses was primarily due to an increase of $416.8 million on current years catastrophe losses and an increase of $249.0 million in current year attritional losses, primarily related to the impact of the increase in premiums earned and partially offset by $72.6 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The $703.6 million of current year catastrophe losses for the nine months ended September 30, 2021 primarily related to Hurricane Ida ($352.4 million), the Texas winter storms ($221.3 million) and the European floods ($112.5 million) with the rest of the losses emanating from the 2021 Australia floods and Victoria Australia flooding. The current year catastrophe losses of $286.9 million for the nine months ended September 30, 2020 primarily related to Hurricane Laura ($107.4 million), the Northern California wildfires ($52.0 million), the California Glass wildfire ($30.0 million), Oregon wildfires ($21.0 million), Hurricane Isaias ($17.9 million), the Derecho storms ($13.1 million), the Nashville tornadoes ($9.6 million), the Calgary storms in Canada ($12.5 million), Hurricane Sally ($8.6 million), the Australia East Coast storm ($6.8 million), the 2020 Australia fires ($5.6 million) and the U.S. Civil Unrest ($2.4 million).

Segment Expenses. Commission and brokerage increased to $319.7 million for the three months ended September 30, 2021 compared to $265.1 million for the three months ended September 30, 2020. Commission and brokerage increased to $935.3 million for the nine months ended September 30, 2021 compared to $818.3 million for the nine months ended September 30, 2020. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Segment other underwriting expenses decreased to $32.0 million for the three months ended September 30, 2021 from $35.7 million for the three months ended September 30, 2020. The quarter over quarter decrease was primarily due to changes in the mix of business. Segment other underwriting expenses increased to $101.3 million for the nine months ended September 30, 2021 from $92.1 million for the nine months ended September 30, 2020. The year over year increase was mainly due to the impact of the increase in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Gross written premiums	$830.7	$591.7	$239.0	40.4%	$2,421.7	$1,971.8	$449.9	22.8%
Net written premiums	608.2	429.6	178.7	41.6%	1,801.9	1,462.9	339.0	23.2%

Premiums earned	$571.2	$461.7	$109.5	23.7%	$1,625.3	$1,424.8	$200.5	14.1%
Incurred losses and LAE	445.5	340.9	104.5	30.6%	1,185.4	1,032.9	152.5	14.8%
Commission and brokerage	69.1	57.3	11.8	20.6%	190.3	182.9	7.4	4.0%
Other underwriting expenses	77.5	73.7	3.8	5.2%	227.9	212.6	15.3	7.2%
Underwriting gain (loss)	$(20.9)	$(10.2)	$(10.7)	NM	$21.7	$(3.6)	$25.3	-702.4%

				Point Chg				Point Chg
Loss ratio	78.0%	73.8%		4.2	72.9%	72.5%		0.4
Commission and brokerage ratio	12.1%	12.4%		(0.3)	11.7%	12.8%		(1.1)
Other underwriting ratio	13.6%	16.0%		(2.4)	14.0%	15.0%		(1.0)
Combined ratio	103.7%	102.2%		1.5	98.7%	100.3%		(1.7)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 40.4% to $830.7 million for the three months ended September 30, 2021 compared to $591.7 million for the three months ended September 30, 2020. The rise in gross written premiums was primarily due to increases in specialty casualty business, professional liability business and short tail business, including property. Net written premiums increased by 41.6% to $608.2 million for the three months ended September 30, 2021 compared to $429.6 million for the three months ended September 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 23.7% to $571.2 million for the three months ended September 30, 2021 compared to $461.7 million for the three months ended September 30, 2020. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 22.8% to $2,421.7 million for the nine months ended September 30, 2021 compared to $1,971.8 million for the nine months ended September 30, 2020. The rise in gross written premiums was primarily due to increases in specialty casualty business, professional liability business and short tail business, including property, partially offset by a decline in workers’ compensation business. Net written premiums increased by 23.2% to $1,801.9 million for the nine months ended September 30, 2021 compared to $1,462.9 million for the nine months ended September 30, 2020, which is consistent with the change in gross written premiums. Premiums earned increased 14.1% to $1,625.3 million for the nine months ended September 30, 2021 compared to $1,424.8 million for the nine months ended September 30, 2020. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$367.9	64.4%		$-	0.0%		$367.9	64.4%
Catastrophes	78.4	13.7%		(0.8)	-0.1%		77.6	13.6%
Total segment	$446.3	78.1%		$(0.8)	-0.1%		$445.5	78.0%
2020
Attritional	$303.7	65.8%		$-	0.0%		$303.7	65.8%
Catastrophes	37.5	8.1%		(0.2)	-0.1%		37.3	8.1%
Total segment	$341.2	73.9%		$(0.2)	-0.1%		$340.9	73.8%
Variance 2021/2020
Attritional	$64.2	(1.4)	pts	$-	-	pts	$64.2	(1.4)	pts
Catastrophes	40.9	5.6	pts	(0.6)	-	pts	40.3	5.5	pts
Total segment	$105.1	4.2	pts	$(0.6)	-	pts	$104.5	4.2	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,050.5	64.6%		$(2.0)	-0.1%		$1,048.5	64.5%
Catastrophes	135.9	8.4%		1.0	0.1%		136.9	8.4%
Total segment	$1,186.4	73.0%		$(1.0)	-0.1%		$1,185.4	72.9%
2020
Attritional	$976.0	68.5%		$(0.3)	0.0%		$975.6	68.5%
Catastrophes	58.0	4.1%		(0.7)	0.0%		57.3	4.0%
Total segment	$1,034.0	72.6%		$(1.0)	-0.1%		$1,032.9	72.5%
Variance 2021/2020
Attritional	$74.5	(3.9)	pts	$(1.6)	(0.1)	pts	$72.9	(4.0)	pts
Catastrophes	77.9	4.3	pts	1.7	0.1	pts	79.6	4.4	pts
Total segment	$152.5	0.4	pts	$-	-	pts	$152.5	0.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 30.6% to $445.5 million for the three months ended September 30, 2021 compared to $340.9 million for the three months ended September 30, 2020, mainly due to an increase of $64.2 million in current year attritional losses primarily related to the impact of the increase in premiums earned and a $40.9 million increase in current year catastrophe losses. The increase in attritional losses was partially offset by $4.0 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The $78.4 million of current year catastrophe losses for the three months ended September 30, 2021, related to Hurricane Ida. The $37.5 million of current year catastrophe losses for the three months ended September 30, 2020, related to Hurricane Sally ($16.0 million), Hurricane Laura ($15.0 million), the Calgary storms in Canada ($2.5 million), Hurricane Isaias ($2.0 million) and the Derecho storms ($2.0 million).

Incurred losses and LAE increased by 14.8% to $1,185.4 million for the nine months ended September 30, 2021 compared to $1,032.9 million for the nine months ended September 30, 2020, mainly due to an increase of $77.9 million in current year catastrophe losses and an increase of $74.5 million in current year attritional losses. The rise in current year attritional losses was primarily due to the impact of the increase in premiums earned and partially offset by $32.2 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The $135.9 million of current year catastrophe losses for the nine months ended September 30, 2021, related to Hurricane Ida ($78.4 million) and the Texas winter storms ($57.5 million). The $58.0 million of current year catastrophe losses for the nine months ended September 30, 2020, primarily related to Hurricane Sally ($16.0 million), Hurricane Laura ($15.0 million), the U.S. Civil Unrest ($15.0 million), the Nashville tornadoes ($5.5 million), the Calgary storms in Canada ($2.5 million), the Derecho storms ($2.0 million) and Hurricane Isaias ($2.0 million).

Segment Expenses. Commission and brokerage increased to $69.1 million for the three months ended September 30, 2021 compared to $57.3 million for the three months ended September 30, 2020. Commission and brokerage increased to $190.3 million for the nine months ended September 30, 2021 compared to $182.9 million for the nine months ended September 30, 2020. The increases were mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

Segment other underwriting expenses increased to $77.5 million for the three months ended September 30, 2021 compared to $73.7 million for the three months ended September 30, 2020. Segment other underwriting expenses increased to $227.9 million for the nine months ended September 30, 2021 compared to $212.6 million for the nine months ended September 30, 2020. The increases were mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.

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

Interest Rate Risk. Our $17.9 billion investment portfolio, at September 30, 2021, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,618.5 million of mortgage-backed securities in the $11,897.5 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $538.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2021
(Dollars in millions)	-200	-100	-	100	200
Total Market/Fair Value	$13,282.2	$12,858.9	$12,435.6	$12,012.3	$11,589.0
Market/Fair Value Change from Base (%)	6.8%	3.4%	0.0%	-3.4%	-6.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$668.8	$334.4	$-	$(334.4)	$(668.8)

We had $13,321.8 million and $11,654.9 million of gross reserves for losses and LAE as of September 30, 2021 and December 31, 2020, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,190.7	$1,339.5	$1,488.4	$1,637.2	$1,786.0
After-tax Change in Fair/Market Value	(235.2)	(117.6)	-	117.6	235.2

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

Dated: November 10, 2021