Form 10-K
period 2021-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2022-03-28
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-14527

EVEREST REINSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3263609 (I.R.S Employer Identification No.)

100 Everest Way

Warren, New Jersey 07059

(908) 604-3000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
4.868% Senior Notes Due 2044	NYSE
3.50% Senior Notes Due 2050	NYSE
3.125% Senior Notes Due 2052	NYSE
6.60% Long Term Notes Due 2067	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.

At March 15, 2022, the number of shares outstanding of the registrant common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Re Group, Ltd.

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

ITEM 1.BUSINESS

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. The Company had gross written premiums, in 2021, of $9.3 billion, with approximately 65% representing reinsurance and 35% representing insurance. Stockholder’s equity at December 31, 2021 was $7.0 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance through brokers, surplus lines brokers and general agent relationships. Holdings’ active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

• Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms. At December 31, 2021, Everest Re had statutory surplus of $5.7 billion.

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

• Everest Denali Insurance Company (“Everest Denali”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The majority of Everest Denali’s business is reinsured by its parent, Everest Re.

• Everest Premier Insurance Company (“Everest Premier”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The majority of Everest Premier’s business is reinsured by its parent, Everest Re.

• Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer. Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation.” By making this election, Everest Assurance is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S.

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

The Company offers treaty and facultative reinsurance and admitted and non-admitted insurance. The Company’s products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability (“E&O”), directors’ and officers’ liability (“D&O”), medical malpractice, mortgage reinsurance, other specialty lines, accident and health (“A&H”) and workers’ compensation.

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

Commencing 2015, the Company initiated a strategic build out of its insurance platform through the investment in key leadership hires which in turn has brought significant underwriting talent and stronger direction in achieving its insurance program strategic goals of increased premium volume and improved underwriting results. Recent growth is coming from newly launched lines of business, as well as, product and geographic expansion in existing lines of business. The Company is building a world-class insurance platform capable of offering products across lines and geographies, complementing its leading global reinsurance franchise.

Capital Transactions.

The Company’s business operations are in part dependent on its financial strength and financial strength ratings, and the market’s perception of its financial strength. The Company stockholder’s equity was $7.0 billion and $6.4 billion at December 31, 2021 and 2020, respectively. The Company possesses significant financial flexibility with access to the debt markets and, through its ultimate parent, equity markets, as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. The Company’s capital position remains strong, commensurate with its financial ratings and the Company has ample liquidity to meet its financial obligations for the foreseeable future.

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, S&P Global Ratings (“S&P”) and Moody’s. These ratings represent an independent opinion of the financial strength, operating performance, business profile and ability to meet policyholder obligations. The ratings are not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment or a recommendation to buy, sell or hold our securities. Additionally, rating organizations may change their rating methodology, which could have a material impact on our financial strength ratings.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of January 31, 2022.

The Company believes that its ratings are important as they provide the Company’s customers and others with an independent assessment of the Company’s financial strength using a rating scale that provides for relative comparisons. Strong financial ratings are particularly important for reinsurance and insurance companies given that customers rely on a company to pay covered losses well into the future. As a result, a highly rated company is generally preferred.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on May 7, 2021. S&P states that the “A+”/”A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. S&P affirmed all ratings on June 4, 2021. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on July 20, 2021.

Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.

Debt Ratings.

The following table shows the debt ratings by A.M. Best, S&P and Moody’s of the Holdings’ senior notes due June 1, 2044, senior notes due October 15, 2050, senior notes due October 15, 2052, and long-term notes due May 1, 2067 all of which are considered investment grade. Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

Instrument	A.M. Best		S&P		Moody's
Senior Notes due June 1, 2044	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2050	a-	(Strong)	A-	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2052	Not Rated		A-	(Strong)	Baa1	(Medium Grade)
Long Term Notes due May 1, 2067	bbb	(Adequate)	BBB	(Adequate)	Baa2	(Medium Grade)

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

The industry continues to deal with the impacts of a global pandemic, COVID-19 and its subsequent variants. We activated our operational resiliency plan across our global footprint and all of our critical operations are functioning effectively. We continue to service and meet the needs of our clients while ensuring the safety and health of our employees and customers.

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses in 2020 and 2021 appears to be further pressuring the increase of rates. As business activity continues to regain strength, rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what the impact on pricing conditions will be but it is likely to change depending on the line of business and geography.

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

Human Capital Management.

Our employees are essential to the success of our business, and so we strive to attract and retain a high standard of insurance professionals to meet our business needs as well as the needs of our clients and customers. As of February 1, 2022, the Company employed 1,615 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Everest is committed to providing our employees with an engaging and supportive environment so that employees can develop personally and help us achieve success as an organization. We consider the ability to attract, develop and retain a high caliber of insurance professionals to be critical to our success. Opportunities for continued learning and talent development are provided to all employee levels. Employees are encouraged to take ownership of their development by using the tools that the Company has made available to them including industry training, mentorships and personal development classes. Everest actively manages succession planning throughout our organization and strives to provide job growth and advancement opportunities to internal talent, where possible.

Diversity and Inclusion.

Our strength and success derive from our diversity, and we are at our best when we embrace diverse views and perspectives. Our Board is committed to diversity within its structure as well as emphasizing its importance in our senior executive leadership. We believe that diversity in gender, age, ethnicity and skill set allows for dynamic and evolving perspectives in governance, strategy, corporate responsibility, human rights and risk management.

Proactive diversity recruitment is an integral aspect of succession planning at the executive level involving identifying and developing female and other minority leaders within the organization to assume more visible senior leadership roles. Our Talent Development team works with senior management to identify women and persons of color across the Company as potential leaders. These individuals are provided management and executive leadership training and education to enhance their skillsets and encourage promotions. Indeed, our executive officers are measured on their forward-thinking diversity initiatives as part of their annual performance evaluations. Such diversity at the most senior levels of our organization reflects our commitment to identify and develop highly qualified women and individuals of color to help lead our Company into the future.

Available Information.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestregroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

ITEM 1A.RISK FACTORS

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

We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism. The frequency and/or severity of catastrophic events may be impacted in the future by the continued effects of climate change. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2021	$940.0
2020	397.4
2019	573.7
2018	1,712.6
2017	941.4

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses (“LAE”) for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. During the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in 2021, 2020 and 2019, 2018 and an increase for the year 2017:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2021	$5.3	decrease
2020	200.3	decrease
2019	44.4	decrease
2018	558.8	decrease
2017	117.7	increase

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities. At December 31, 2021, 1.3% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Financial strength ratings are used by cedents, agents and brokers to assess the financial strength and credit quality of reinsurers and insurers. A downgrade or withdrawal of any of these ratings could adversely affect our ability to market our reinsurance and insurance products, our ability to compete with other reinsurers and insurers, and could have a material and adverse effect on our ability to write new business that in turn could impact our profitability and operating results. In December 2021, S&P announced proposed changes to its rating methodologies. The proposed changes have not been finalized, so the impact, if any, that these changes may have on our financial strength ratings is unknown.

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered if a rating fell below A.M. Best’s A- rating level. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. Those provisions would also generally be triggered if Everest Re’s rating fell below A.M. Best’s A- rating level.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance. With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance. In addition, we have increased some of our quota share contracts with larger retrocessions. The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

Percentage of ceded written premiums to gross written premiums	2021	2020	2019	2018	2017
Unaffiliated	14.3%	14.9%	16.7%	14.7%	14.6%
Affiliated	4.9%	1.7%	1.4%	8.7%	38.4%

Our industry is highly competitive and we may not be able to compete as successfully in the future.

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

According to S&P, Group ranks among the top ten global reinsurance groups, where more than two-thirds of the market share is concentrated. The worldwide net premium written by the Top 40 global reinsurance groups, for both life and non-life business, was estimated to be $274 billion in 2020 according to data compiled by S&P. In addition to competitors, the entry of alternative capital market products and vehicles provide additional sources of reinsurance and insurance capacity.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of our Chairman, Joseph V. Taranto (age 72) and existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: President and Chief Executive Officer, Juan C. Andrade (age 56); Executive Vice President and Chief Financial Officer, Mark Kociancic (age 52), Executive Vice President, Group, Chief Operating Officer and Head of Reinsurance Division, Jim Williamson (age 48), Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Sanjoy Mukherjee (age 55) and Executive Vice President, President and Chief Executive Officer of the Everest Insurance® Division, Mike Karmilowicz (age 53). We have employment contracts with all of our key officers, which contain automatic renewal provisions that provide for the contracts to continue indefinitely unless sooner terminated in accordance with the contract or as otherwise may be agreed.

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

Through our international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2021, we wrote approximately 15.8% of our coverages in non-U.S. currencies; as of December 31, 2021, we maintained approximately 8.3% of our investment portfolio in investments denominated in non-U.S. currencies. During 2021, 2020 and 2019, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $7.7 million to a gain of $9.3 million.

Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.

On July 27, 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. In 2020 it was announced that most LIBOR rates would continue to be published until June 2023. Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the interest rate on our long-term subordinate notes. In addition, the discontinuance of LIBOR or changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our investment portfolio.

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

The 2017 TCJA addressed what some members of Congress had expressed concern about for several years, which was U.S. corporations moving their place of incorporation to low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate income tax rate of 21%. Specifically, it addressed their concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax (“BEAT”) of 10% from 2019 to 2025 and 12.5% thereafter which may exceed its regular income tax. In addition, new legislation as well as proposed and final regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Everest Re’s corporate offices are located in approximately 321,500 square feet of leased office space in Warren, New Jersey. The Company’s other 17 locations occupy a total of approximately 212,800 square feet, all of which are leased.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holder of Common Stock.

As of December 31, 2021, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.

Dividend History and Restrictions.

The Company did not pay any dividends in 2021, 2020 and 2019. The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $5.7 billion at December 31, 2021, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. The maximum amount that is available for the payment of dividends by Everest Re in 2022 without prior regulatory approval is $571.7 million.

Recent Sales of Unregistered Securities.

None.

ITEM 6.SELECTED FINANCIAL DATA

Information for Item 6 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses in 2020 and 2021 appears to be further pressuring the increase of rates. As business activity continues to regain strength, rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what the impact on pricing conditions will be but it is likely to change depending on the line of business and geography.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2021	2020	2019	2021/2020	2020/2019
Gross written premiums	$9,331.0	$7,957.0	$7,053.1	17.3%	12.8%
Net written premiums	7,719.4	6,638.7	5,774.9	16.3%	15.0%

REVENUES:
Premiums earned	$7,178.6	$6,406.6	$5,489.0	12.1%	16.7%
Net investment income	745.0	375.9	356.2	98.2%	5.5%
Net realized capital gains (losses)	501.3	49.8	419.4	NM	-88.1%
Other income (expense)	23.4	(14.6)	(1.6)	NM	NM
Total revenues	8,448.2	6,817.7	6,263.0	23.9%	8.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	5,386.9	4,608.1	3,829.1	16.9%	20.3%
Commission, brokerage, taxes and fees	1,512.5	1,373.4	1,270.1	10.1%	8.1%
Other underwriting expenses	454.1	401.0	350.9	13.2%	14.3%
Corporate expense	33.3	16.0	13.1	108.5%	22.4%
Interest, fee and bond issue cost amortization expense	70.0	35.7	34.9	96.2%	2.1%
Total claims and expenses	7,456.8	6,434.2	5,498.1	15.9%	17.0%

INCOME (LOSS) BEFORE TAXES	991.5	383.5	765.0	158.5%	-49.9%
Income tax expense (benefit)	191.6	31.7	135.2	NM	-76.6%
NET INCOME (LOSS)	$799.8	$351.9	$629.7	127.3%	-44.1%

RATIOS:				Point Change
Loss ratio	75.0%	71.9%	69.8%	3.1	2.1
Commission and brokerage ratio	21.1%	21.4%	23.1%	(0.3)	(1.7)
Other underwriting expense ratio	6.3%	6.3%	6.4%	-	(0.1)
Combined ratio	102.4%	99.6%	99.3%	2.8	0.3

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2021	2020	2019	2021/2020	2020/2019
Balance sheet data:
Total investments and cash	$19,718.8	$15,910.2	$11,956.3	23.9%	33.1%
Total assets	27,695.0	23,640.2	19,626.1	17.2%	20.5%
Loss and loss adjustment expense reserves	13,121.2	11,578.1	10,129.1	13.3%	14.3%
Total debt	3,088.6	1,910.4	633.8	61.7%	201.4%
Total liabilities	20,656.9	17,225.9	13,768.7	19.9%	25.1%
Stockholder's equity	7,038.0	6,414.3	5,857.4	9.7%	9.5%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums. Gross written premiums increased by 17.3% to $9.3 billion in 2021, compared to $8.0 billion in 2020, reflecting a $762.5 million, or 14.5%, increase in our reinsurance business and a $611.5 million, or 22.7%, increase in our insurance business. The rise in reinsurance premiums was due to increases in most lines of business, notably casualty pro rata business, casualty excess of loss business, property pro rata business and property catastrophe excess of loss business as well as positive impact from the movement of foreign exchange rates. The rise in insurance premiums was mainly due to increases in specialty casualty business, professional liability business and short tail business, including property. Net written premiums increased by 16.3% to $7.7 billion in 2021, compared to $6.6 billion in 2020 which is consistent with the change in gross written premiums. Premiums earned increased by 12.1% to $7.2 billion in 2021, compared to $6.4 billion in 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Other Income (Expense). We recorded other income of $23.4 million and other expense of $14.6 million in 2021 and 2020, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Total
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional (a)	$4,438.8	61.8%		$8.0	0.1%		$4,446.9	61.9%
Catastrophes	942.7	13.1%		(2.7)	—%		940.0	13.1%
Total	$5,381.5	74.9%		$5.3	0.1%		$5,386.9	75.0%

2020
Attritional (a)	$3,997.2	62.4%		$213.5	3.3%		$4,210.8	65.7%
Catastrophes	410.6	6.4%		(13.2)	-0.2%		397.4	6.2%
Total	$4,407.8	68.8%		$200.3	3.1%		$4,608.1	71.9%

2019
Attritional (a)	$3,271.4	59.6%		$(16.0)	-0.3%		$3,255.5	59.3%
Catastrophes	513.3	9.4%		60.3	1.1%		573.7	10.5%
Total	$3,784.8	69.0%		$44.4	0.8%		$3,829.1	69.8%

Variance 2021/2020
Attritional (a)	$441.6	(0.6)	pts	$(205.5)	(3.2)	pts	$236.1	(3.8)	pts
Catastrophes	532.2	6.7	pts	10.4	0.2	pts	542.6	6.9	pts
Total	$973.8	6.1	pts	$(195.0)	(3.0)	pts	$778.7	3.1	pts

Variance 2020/2019
Attritional (a)	$725.8	2.8	pts	$229.5	3.6	pts	$955.3	6.4	pts
Catastrophes	(102.7)	(3.0)	pts	(73.5)	(1.3)	pts	(176.3)	(4.3)	pts
Total	$623.0	(0.2)	pts	$155.9	2.3	pts	$779.0	2.1	pts

(a) Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 16.9% to $5.4 billion in 2021 compared to $4.6 billion in 2020, primarily due to an increase of $532.2 million in current year catastrophe losses and an increase of $441.6 million in current year attritional losses including the impact of a change in the Company’s reinsurance program with an affiliate, partially offset by more favorable development on prior year attritional losses in 2021 compared to 2020. The increase is current year attritional losses was mainly related to the impact of the increase in premiums earned, partially mitigated by $154.8 million of COVID-19 losses incurred in 2020 which did not recur in 2021, and an increase of $532.2 million in current year catastrophe losses. The current year catastrophe losses of $942.7 million in 2021 primarily related to Hurricane Ida ($423.2 million), the Texas winter storms ($288.2 million), the European floods ($107.8 million), the Canada drought loss ($80.0 million) and the Quad State Tornadoes ($42.0 million), with the rest of the losses emanating from the 2021 Australia floods. The current year catastrophe losses of $410.6 million in 2020 related to Hurricane Laura ($115.0 million), the Northern California wildfires ($44.1 million), Hurricane Zeta ($36.5 million), Hurricane Sally ($31.4 million), the California Glass wildfire ($29.5 million), the Nashville tornadoes ($22.8 million), the Derecho storms ($20.5 million), Hurricane Isaias ($20.0 million), Hurricane Delta ($18.5 million), the Calgary storms in Canada ($17.4 million), Oregon wildfires ($17.0 million), the U.S. Civil Unrest ($14.5 million) the Queensland hailstorm ($10.0 million), the Australia East Coast storm ($6.8 million) and the 2020 Australia fires ($6.5 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $1.5 billion in 2021 compared to $1.4 billion in 2020. The increase was mainly due to increases in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $454.1 million and $401.0 million in 2021 and 2020, respectively. The increase in other underwriting expenses in 2021 was mainly due to the continued build out of our insurance operations and growth overall; broadly in line with the year over year increase in premiums earned.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $33.3 million and $16.0 million for the years ended December 31, 2021 and 2020, respectively. The variances were mainly due to higher compensation costs from increased staff count.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense were $70.0 million and $35.7 million in 2021 and 2020, respectively. The increase in interest expense was primarily due to the issuance of $1.0 billion of senior notes in October 2020 and the issuance of $1.0 billion of senior notes in October 2021. Interest expense was also impacted by the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.54% as of December 31, 2021.

Income Tax Expense (Benefit). The Company had an income tax expense of $191.6 million and $31.7 million in 2021 and 2020, respectively. Variations in income taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) as well as changes in tax exempt investment income and creditable foreign taxes. The change in income tax expense resulted primarily from higher investment income, capital gains and earned premiums offset by an increase in catastrophe losses.

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

Net Income (Loss).

Our net income was $799.8 million and $351.9 million in 2021 and 2020, respectively. The change was primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio increased by 2.8 points to 102.4% in 2021 compared to 99.6% in 2020. The loss ratio component increased by 3.1 points in 2021 over the same period last year. The increase was mainly due to higher current year catastrophe losses, partially offset by COVID 19 losses in 2020 which did not recur in 2021. The commission and brokerage ratio component decreased to 21.1% in 2021 compared to 21.4% in 2020, reflecting changes in affiliated reinsurance agreements and changes in the mix of business. The other underwriting expense ratio remained the same at 6.3% in 2021 and 2020.

Stockholder's Equity.

Stockholder’s equity increased by $623.7 million to $7.0 billion at December 31, 2021 from $6.4 billion at December 31, 2020, principally as a result of $799.8 million of net income and $23.5 million of net benefit plan obligation adjustments, partially offset by $191.3 million of net unrealized depreciation on investments, net of tax and $8.7 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.

Net investment income increased by 98.2% to $745.0 million in 2021 compared to $375.9 million in 2020. The increase in 2021 was primarily the result of a significant increase in limited partnership income and higher income from other alternative investments. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Fixed maturities	$343.7	$305.4	$273.1
Equity securities	15.3	11.5	10.8
Short-term investments and cash	0.5	3.0	10.2
Other invested assets
Limited partnerships	321.1	48.9	43.3
Dividends from preferred shares of affiliate	31.0	31.0	31.0
Other	62.9	1.7	14.1
Gross investment income before adjustments	774.5	401.5	382.6
Funds held interest income (expense)	7.7	5.7	6.5
Interest income from Parent	6.0	5.2	0.2
Gross investment income	788.1	412.3	389.3
Investment expenses	(43.1)	(36.4)	(33.1)
Net investment income	$745.0	$375.9	$356.2

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2021	2020	2019
Annualized pre-tax yield on average cash and invested assets	4.4%	2.8%	3.2%
Annualized after-tax yield on average cash and invested assets	3.5%	2.3%	2.6%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Years Ended December 31,			2021/2020	2020/2019
(Dollars in millions)	2021	2020	2019	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$32.7	$24.2	$24.7	$8.5	$(0.5)
Losses	(24.5)	(56.8)	(17.1)	32.3	(39.7)
Total	8.2	(32.6)	7.6	40.8	(40.2)

Fixed maturity securities, fair value
Gains	—	—	0.4	—	(0.4)
Losses	—	(2.9)	—	2.9	(2.9)
Total	—	(2.9)	0.4	2.9	(3.3)

Equity securities, fair value
Gains	39.1	37.4	14.2	1.7	23.2
Losses	(14.6)	(45.3)	(10.1)	30.7	(35.2)
Total	24.4	(7.9)	4.1	32.3	(12.0)

Other invested assets
Gains	10.0	7.7	6.7	2.3	1.0
Losses	(3.8)	(6.0)	(0.7)	2.2	(5.3)
Total	6.2	1.7	6.0	4.5	(4.3)

Short Term Investments:
Gains	-	1.1	0.2	(1.1)	0.9
Losses	-	—	—	-	—
Total	—	1.1	0.2	(1.1)	0.9

Total net realized gains (losses) from sales
Gains	81.8	70.4	46.3	11.4	24.1
Losses	(43.0)	(111.0)	(27.9)	68.0	(83.1)
Total	38.8	(40.6)	18.4	79.4	(59.0)

Allowances for credit losses:	(25.9)	(1.6)	—	(24.3)	(1.6)

Other than temporary impairments:	—	—	(19.6)	—	19.6

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	—	1.9	1.8	(1.9)	0.1
Equity securities, fair value	254.1	276.1	153.7	(22.0)	122.4
Other invested assets, fair value	234.3	(186.1)	265.2	420.4	(451.3)
Total	488.4	91.9	420.7	396.5	(328.8)

Total net realized gains (losses)	$501.3	$49.8	$419.4	$451.5	$(369.6)

(Some amounts may not reconcile due to rounding.)

Segment Results.

The Company’s operations are comprised of its Reinsurance segment and its Insurance segment. These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Years Ended December 31,			2021/2020		2020/2019
(Dollars in millions)	2021	2020	2019	Variance	% Change	Variance	% Change
Gross written premiums	$6,028.2	$5,265.7	$4,600.4	$762.5	14.5%	$665.3	14.5%
Net written premiums	5,264.7	4,632.3	3,923.8	632.4	13.7%	708.5	18.1%

Premiums earned	$4,948.7	$4,484.7	$3,796.2	$464.0	10.3%	$688.5	18.1%
Incurred losses and LAE	3,761.1	3,209.2	2,692.7	551.9	17.2%	516.5	19.2%
Commission and brokerage	1,250.1	1,120.0	1,027.3	130.2	11.6%	92.7	9.0%
Other underwriting expenses	143.1	119.3	110.0	23.8	19.9%	9.3	8.5%
Underwriting gain (loss)	$(205.6)	$36.2	$(33.9)	$(241.9)	NM	$70.1	(207.6)%

					Point Chg		Point Chg
Loss ratio	76.0%	71.6%	70.9%		4.4		0.7
Commission and brokerage ratio	25.3%	25.0%	27.1%		0.3		(2.1)
Other underwriting expense ratio	2.9%	2.6%	2.9%		0.3		(0.3)
Combined ratio	104.2%	99.2%	100.9%		5.0		(1.7)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 14.5% to $6.0 billion in 2021 from $5.3 billion in 2020, primarily due to increases in most lines of business, notably casualty pro rata business, casualty excess of loss business, property pro rata business and property catastrophe excess of loss business. Net written premiums increased by 13.7% to $5.3 billion in 2021 compared to $4.6 billion in 2020, which is consistent with the change in gross written premiums. Premiums earned increased 10.3% to $4.9 billion in 2021 compared to $4.5 billion in 2020. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$3,003.7	60.7%		$(31.8)	(0.6)%		$2,971.9	60.1%
Catastrophes	791.9	16.0%		(2.7)	(0.1)%		789.2	15.9%
Total segment	$3,795.6	76.7%		$(34.5)	(0.7)%		$3,761.1	76.0%

2020
Attritional	$2,692.2	60.0%		$187.3	4.2%		$2,879.5	64.2%
Catastrophes	342.5	7.6%		(12.8)	(0.3)%		329.7	7.4%
Total segment	$3,034.7	67.7%		$174.5	3.9%		$3,209.2	71.6%

2019
Attritional	$2,140.1	56.4%		$(15.4)	(0.4)%		$2,124.7	56.0%
Catastrophes	509.3	13.4%		58.7	1.5%		568.0	14.9%
Total segment	$2,649.4	69.8%		$43.3	1.1%		$2,692.7	70.9%

Variance 2021/2020
Attritional	$311.5	0.7	pts	$(219.1)	(4.8)	pts	$92.4	(4.1)	pts
Catastrophes	449.3	8.4	pts	10.1	0.2	pts	459.4	8.5	pts
Total segment	$760.9	9.0	pts	$(209.0)	(4.6)	pts	$551.8	4.4	pts

Variance 2020/2019
Attritional	$552.1	3.6	pts	$202.7	4.6	pts	$754.8	8.2	pts
Catastrophes	(166.8)	(5.8)	pts	(71.5)	(1.8)	pts	(238.3)	(7.5)	pts
Total segment	$385.3	(2.1)	pts	$131.2	2.8	pts	$516.5	0.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 17.2% to $3.8 billion in 2021 compared to $3.2 billion in 2020. The increase was primarily due to an increase of $449.3 million in current years catastrophe losses and an increase of $311.5 million in current year attritional losses including the impact of a change in the Company’s reinsurance program with an affiliate, partially offset by more favorable development on prior years attritional losses in 2021 compared to 2020. The increase in current year attritional losses was primarily related to the impact of the increase in premiums earned, partially mitigated by $116.4 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The current year catastrophe losses of $791.9 million in 2021 primarily related to Hurricane Ida ($344.9 million), the Texas winter storms ($230.7 million), the European floods ($107.8 million), the Canada drought loss ($80.0 million) and the Quad State Tornadoes ($27.0 million), with the rest of the losses emanating from the 2021 Australia floods. The current year catastrophe losses of $342.5 million in 2020 primarily related to Hurricane Laura ($96.5 million), the Northern California wildfires ($44.1 million), the California Glass wildfire ($29.5 million), Hurricane Zeta ($28.5 million), Hurricane Isaias ($17.8 million), the Derecho storms ($17.5 million), the Nashville tornadoes ($17.3 million), Oregon wildfires ($17.0 million), Hurricane Delta ($16.5 million), Hurricane Sally ($15.5 million), the Calgary storms in Canada ($14.9 million), the Queensland hailstorm ($10.0 million), the Australia East Coast storm ($6.8 million), the 2020 Australia fires ($6.5 million), and the U.S. Civil Unrest ($4.1 million).

Segment Expenses. Commission and brokerage increased to $1.3 billion in 2021 compared to $1.1 billion in 2020. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $143.1 million in 2021 from $119.3 million in 2020, mainly due to the impact of the increase in premiums earned.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2021/2020		2020/2019
(Dollars in millions)	2021	2020	2019	Variance	% Change	Variance	% Change
Gross written premiums	$3,302.8	$2,691.3	$2,452.7	$611.5	22.7%	$238.6	9.7%
Net written premiums	2,454.8	2,006.4	1,851.2	448.4	22.3%	155.2	8.4%

Premiums earned	$2,229.9	$1,921.9	$1,692.9	$308.0	16.0%	$229.0	13.5%
Incurred losses and LAE	1,625.8	1,399.0	1,136.4	226.9	16.2%	262.7	23.1%
Commission and brokerage	262.4	253.4	242.8	9.0	3.6%	10.6	4.4%
Other underwriting expenses	311.0	281.7	240.9	29.2	10.4%	40.7	16.9%
Underwriting gain (loss)	$30.8	$(12.2)	$72.8	$42.9	NM	$(84.9)	(116.4)%

					Point Chg		Point Chg
Loss ratio	72.9%	72.8%	67.1%		0.1		5.7
Commission and brokerage ratio	11.8%	13.2%	14.3%		(1.4)		(1.1)
Other underwriting expense ratio	13.9%	14.6%	14.3%		(0.7)		0.3
Combined ratio	98.6%	100.6%	95.7%		(2.0)		4.9

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Premiums. Gross written premiums increased by 22.7% to $3.3 billion in 2021 compared to $2.7 billion in 2020. This increase was primarily due to increases in specialty casualty business, professional liability business and short tail business, including property. Net written premiums increased by 22.3% to $2.5 billion in 2021 compared $2.0 billion in 2020 which is consistent with the change in gross written premiums. Premiums earned increased 16.0% to $2.2 billion in 2021 compared to $1.9 billion in 2020. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2021
Attritional	$1,435.1	64.4%		$39.8	1.8%		$1,475.0	66.1%
Catastrophes	150.8	6.8%		-	(0.0)%		150.8	6.8%
Total segment	$1,586.0	71.1%		$39.8	1.8%		$1,625.8	72.9%

2020
Attritional	$1,305.1	67.9%		$26.3	1.4%		$1,331.3	69.3%
Catastrophes	68.0	3.5%		(0.4)	(0.0)%		67.7	3.5%
Total segment	$1,373.1	71.4%		$25.9	1.3%		$1,399.0	72.8%

2019
Attritional	$1,131.3	66.8%		$(0.5)	—%		$1,130.8	66.8%
Catastrophes	4.0	0.2%		1.7	0.1%		5.7	0.3%
Total segment	$1,135.3	67.0%		$1.2	0.1%		$1,136.4	67.1%

Variance 2021/2020
Attritional	$130.1	(3.5)	pts	$13.6	0.4	pts	$143.7	(3.2)	pts
Catastrophes	82.8	3.3	pts	0.3	—	pts	83.2	3.3	pts
Total segment	$212.9	(0.3)	pts	$13.9	0.5	pts	$226.8	0.1	pts

Variance 2020/2019
Attritional	$173.8	1.1	pts	$26.8	1.4	pts	$200.6	2.5	pts
Catastrophes	64.0	3.3	pts	(2.1)	(0.1)	pts	62.0	3.2	pts
Total segment	$237.8	4.4	pts	$24.7	1.2	pts	$262.7	5.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 16.2% to $1.6 billion in 2021 compared to $1.4 billion in 2020, mainly due to an increase of $130.1 million of current year attritional losses and an increase of $82.8 million in current year catastrophe losses. The rise in current year attritional losses was primarily due to the impact of the increase in premiums earned, partially mitigated by $38.4 million of COVID-19 losses incurred in 2020 which did not recur in 2021. The $150.8 million of current year catastrophe losses in 2021, primarily related to Hurricane Ida ($78.3 million), the Texas winter storms ($57.5 million) and the Quad State Tornadoes ($15.0 million). The $68.0 million of current year catastrophe losses in 2020, primarily related to Hurricane Laura ($18.5 million), Hurricane Sally ($15.9 million), the U.S. Civil Unrest ($10.4 million), Hurricane Zeta ($8.0 million), the Nashville tornadoes ($5.5 million), the Derecho storms ($3.0 million), the Calgary storms in Canada ($2.5 million), Hurricane Isaias ($2.2 million), and Hurricane Delta ($2.0 million).

Segment Expenses. Commission and brokerage increased to $262.4 million in 2021 compared to $253.4 million in 2020. Segment other underwriting expenses increased to $311.0 million in 2021 compared to $281.7 million in 2020. The increases were mainly due to the impact of the increases in premiums earned and expenses related to the continued build out of the insurance business.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk. Our $19.7 billion investment portfolio, at December 31, 2021, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1.9 billion of mortgage-backed securities in the $12.9 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $695.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2021
(Dollars in millions)	-200	-100	O	100	200
Total Market/Fair Value	$14,300.0	$13,927.9	$13,556.3	$13,184.7	$12,813.1
Market/Fair Value Change from Base (%)	5.5%	2.7%	-%	-2.7%	-5.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$587.2	$293.6	$—	$(293.6)	$(587.2)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2020
(Dollars in millions)	-200	-100	O	100	200
Total Market/Fair Value	$12,041.1	$11,696.3	$11,351.5	$11,006.7	$10,661.9
Market/Fair Value Change from Base (%)	6.1%	3.0%	-%	-3.0%	-6.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$544.8	$272.4	$—	$(272.4)	$(544.8)

We had $13.1 billion and $11.6 billion of gross reserves for losses and LAE as of December 31, 2021 and December 31, 2020, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,406.2	$1,582.0	$1,757.8	$1,933.6	$2,109.4
After-tax Change in Fair/Market Value	(277.7)	(138.9)	—	138.9	277.7

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,031.0	$1,159.9	$1,288.8	$1,417.6	$1,546.5
After-tax Change in Fair/Market Value	(203.6)	(101.8)	—	101.8	203.6

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2021
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(190.4)	$(95.2)	$—	$95.2	$190.4

	Change in Foreign Exchange Rates in Percent
	At December 31, 2020
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(162.3)	$(81.1)	$—	$81.1	$162.3

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information for Item 10 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in thousands)		2021	2020
(1)	Audit Fees	$3,555.1	$3,529.0
(2)	Audit-Related Fees	281.0	134.2
(3)	Tax Fees	614.2	691.0
(4)	All Other Fees	16.6	16.5

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

Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors. The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services. It may determine, for each fiscal year, the appropriate ratio between the total amount of audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as “All Other Fees”. All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence. The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2021 and 2020.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2022.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JUAN C. ANDRADE
Juan C. Andrade (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JUAN C. ANDRADE	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2022
Juan C. Andrade

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer	March 28, 2022
Mark Kociancic

/S/ ROBERT J. FREILING	Senior Vice President and Chief Accounting Officer	March 28, 2022
Robert J. Freiling

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

4.3

Fifth Supplemental Indenture relating to Holdings $1.0 billion 3.50% Senior Notes due October 15, 2050, dated October 7, 2020, between Holdings and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 7, 2020.

Sixth Supplemental Indenture relating to Holdings $1.0 billion 3.125% Senior Notes due October 15, 2052, dated October 4, 2021, between Holdings and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 4, 2021.

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

E-2

EVEREST REINSURANCE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages
Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID 238)		F-2

Consolidated Balance Sheets at December 31, 2021 and 2020		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2021, 2020 and 2019	F-5

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended
	December 31, 2021, 2020 and 2019	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2021, 2020 and 2019	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2021	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2021 and 2020	S-2

	Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	S-3

	Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	S-4

	Notes to Condensed Financial Information	S-5

III	Supplementary Insurance Information as of and for the Years Ended
	December 31, 2021, 2020 and 2019	S-6

IV	Reinsurance for the Years Ended December 31, 2021, 2020 and 2019	S-7

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of the Reserve for Losses and Loss Adjustment Expenses

As described in Notes 1 and 3 to the consolidated financial statements, the Company maintains reserves equal to the estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims for both insurance and reinsurance businesses. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2021 was $13.1 billion. Reserves are based on estimates of ultimate losses and loss adjustment expenses by underwriting or accident year. Management uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves as warranted. Management considers many factors when setting reserves including (i) exposure base and projected ultimate premium; (ii) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (iii) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (iv) current legal interpretations of coverage and liability; and (v) economic conditions.

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

 /s/PricewaterhouseCoopers LLP

New York, New York

March 28, 2022

We have served as the Company’s auditor since 1996.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share amounts and par value per share)	2021	2020

ASSETS:
Fixed maturities - available for sale, (amortized cost: 2021, $12,733,499; 2020, $10,248,650 allowances for credit losses: 2021, $(27,491); 2020, $(1,566))	$12,860,395	$10,643,565
Equity securities, at fair value	1,757,792	1,288,767
Short-term investments (cost: 2021, $695,935; 2020, $708,043)	695,886	707,905
Other invested assets	1,674,639	1,094,933
Other invested assets, at fair value	2,030,816	1,796,479
Cash	699,266	378,518
Total investments and cash	19,718,794	15,910,167
Note receivable - affiliated	500,000	300,000
Accrued investment income	89,966	80,196
Premiums receivable	1,719,961	1,591,980
Reinsurance recoverables - unaffiliated	1,569,328	1,505,650
Reinsurance recoverables - affiliated	2,298,769	2,701,655
Funds held by reinsureds	299,204	267,599
Deferred acquisition costs	471,931	379,707
Prepaid reinsurance premiums	431,055	363,489
Other assets	595,970	539,786
TOTAL ASSETS	$27,694,978	$23,640,229

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,121,177	$11,578,096
Unearned premium reserve	2,992,878	2,385,174
Funds held under reinsurance treaties	48,410	46,894
Other net payable to reinsurers	391,577	277,390
Losses in course of payment	272,592	161,154
Income taxes	246,348	192,877
Senior notes	2,345,800	1,376,718
Long term notes	223,774	223,674
Borrowings from FHLB	519,000	310,000
Accrued interest on debt and borrowings	17,348	10,460
Unsettled securities payable	15,196	206,693
Other liabilities	462,831	456,786
Total liabilities	20,656,931	17,225,916

Commitments and Contingencies (Note 15)	(nil)	(nil)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;1,000 shares issued and outstanding (2021 and 2020)	-	-
Additional paid-in capital	1,101,527	1,101,092
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $24,279 at 2021 and $71,080 at 2020	91,469	268,018
Retained earnings	5,845,051	5,045,203
Total stockholder's equity	7,038,047	6,414,313
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$27,694,978	$23,640,229

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019

REVENUES:
Premiums earned	$7,178,592	$6,406,576	$5,489,035
Net investment income	744,954	375,906	356,211
Net realized capital gains (losses):
Credit allowances on fixed maturity securities	(25,924)	(1,566)	-
Other-than-temporary impairments on fixed maturity securities	-	-	(19,643)
Other net realized capital gains (losses)	527,210	51,370	439,010
Total net realized capital gains (losses)	501,286	49,804	419,367
Other income (expense)	23,383	(14,579)	(1,589)
Total revenues	8,448,215	6,817,707	6,263,024

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	5,386,856	4,608,144	3,829,122
Commission, brokerage, taxes and fees	1,512,502	1,373,355	1,270,053
Other underwriting expenses	454,064	401,033	350,901
Corporate expenses	33,334	15,985	13,063
Interest, fee and bond issue cost amortization expense	69,974	35,659	34,931
Total claims and expenses	7,456,730	6,434,176	5,498,070

INCOME (LOSS) BEFORE TAXES	991,485	383,531	764,955
Income tax expense (benefit)	191,636	31,658	135,228

NET INCOME (LOSS)	$799,849	$351,873	$629,727

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(200,307)	163,080	175,482
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	9,014	25,468	5,080
Total URA(D) on securities arising during the period	(191,293)	188,548	180,562

Foreign currency translation adjustments	(8,734)	14,461	17,153

Benefit plan actuarial net gain (loss) for the period	6,251	(5,615)	(12,591)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	17,227	6,300	5,453
Total benefit plan net gain (loss) for the period	23,478	685	(7,138)
Total other comprehensive income (loss), net of tax	(176,549)	203,694	190,577

COMPREHENSIVE INCOME (LOSS)	$623,300	$555,567	$820,304

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2021	2020	2019

COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000	1,000
Balance, December 31	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,101,092	$1,100,678	$1,100,315
Share-based compensation plans	435	414	363
Balance, December 31	1,101,527	1,101,092	1,100,678

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	268,018	64,324	(126,254)
Net increase (decrease) during the period	(176,549)	203,694	190,577
Balance, December 31	91,469	268,018	64,324

RETAINED EARNINGS:
Balance, January 1	5,045,203	4,692,423	4,062,696
Change to beginning balance due to adoption of ASU 2016-13	-	907	-
Net income (loss)	799,849	351,873	629,727
Balance, December 31	5,845,051	5,045,203	4,692,423

TOTAL STOCKHOLDER'S EQUITY, December 31	$7,038,047	$6,414,313	$5,857,425

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$799,849	$351,873	$629,727
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(128,091)	(252,850)	(24,618)
Decrease (increase) in funds held by reinsureds, net	(30,281)	(33,519)	(57)
Decrease (increase) in reinsurance recoverables	336,586	247,165	405,574
Decrease (increase) in income taxes	100,088	204,419	295,667
Decrease (increase) in prepaid reinsurance premiums	(67,713)	51,352	(84,181)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,478,040	1,430,417	(37,727)
Increase (decrease) in unearned premiums	609,059	183,417	370,246
Increase (decrease) in other net payable to reinsurers	114,061	8,078	(50,560)
Increase (decrease) in losses in course of payment	110,693	90,044	113,306
Change in equity adjustments in limited partnerships	(368,354)	(39,880)	(45,843)
Distribution of limited partnership income	113,849	91,403	51,982
Change in other assets and liabilities, net	(9,549)	(88,105)	(1,124)
Non-cash compensation expense	36,233	32,217	27,421
Amortization of bond premium (accrual of bond discount)	31,404	13,926	4,308
Net realized capital (gains) losses	(501,286)	(49,804)	(419,367)
Net cash provided by (used in) operating activities	2,624,588	2,240,153	1,234,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	2,329,839	1,126,309	937,871
Proceeds from fixed maturities sold - available for sale, at market value	961,050	626,378	2,400,869
Proceeds from fixed maturities sold - available for sale, at fair value	-	4,907	2,917
Proceeds from equity securities sold - at fair value	861,801	375,112	283,707
Distributions from other invested assets	126,690	243,002	185,116
Cost of fixed maturities acquired - available for sale, at market value	(5,831,618)	(4,695,090)	(3,626,139)
Cost of fixed maturities acquired - available for sale, at fair value	-	-	(4,243)
Cost of equity securities acquired - at fair value	(1,052,277)	(625,694)	(325,546)
Cost of other invested assets acquired	(430,205)	(363,101)	(323,453)
Net change in short-term investments	12,930	(425,878)	(102,302)
Net change in unsettled securities transactions	(205,690)	200,070	(30,904)
Proceeds from repayment (cost of issuance) of note receivable - affiliated	(200,000)	-	(300,000)
Net cash provided by (used in) investing activities	(3,427,480)	(3,533,985)	(902,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(35,798)	(31,803)	(27,059)
FHLB advances (repayments)	209,000	310,000	-
Cost of debt repurchase	-	(10,647)	-
Proceeds from issuance of senior notes	968,357	979,417	-
Proceeds from issuance (cost of repayment) of note payable-affiliated	-	-	(300,000)
Net cash provided by (used in) financing activities	1,141,559	1,246,967	(327,059)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,920)	14,261	1,012

Net increase (decrease) in cash	320,748	(32,604)	6,600
Cash, beginning of period	378,518	411,122	404,522
Cash, end of period	$699,266	$378,518	$411,122

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$91,228	$(173,056)	$(160,748)
Interest paid	62,194	27,670	34,928

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021, 2020 and 2019

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest Global Services, Inc. (“Global Services”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Reinsurance Company – Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. Whitney Securities, Inc., Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Specialty Underwriters Services, LLC, Everest International Assurance, Ltd. (“Everest Assurance”), Specialty Insurance Group, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Salus Systems (“Salus”) and Mt. McKinley Managers, L.L.C. All intercompany accounts and transactions have been eliminated. All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2021 presentation.

Out of Period Adjustments

For the year ended December 31, 2021, the Company recorded out of period adjustments relating to prior years that decreased net income by $46 million. The out of period adjustments are related to the accounting for certain affiliated reinsurance agreements. Had these adjustments, which were determined not to be material, been recorded in the originating periods, net income for the years ended December 31, 2020 and 2019 would have decreased by $31 million and $20 million, respectively.

The out of period adjustments also impacted previously issued interim consolidated financial statements, which were determined not to be material. Had these adjustments been recorded in the originating periods, net income for the three-months ended March 31, 2021 would have increased by $29 million; net income for the three-months ended June 30, 2021 would have decreased by $17 million and net income for the six-months ended June 30, 2021 would have increased by $12 million; and net income for the three- and nine-months ended September 30, 2021 would have decreased by $17 million and $5 million, respectively. In addition, had results for the first three quarters of 2021 been adjusted, net income for the three-months ended December 31, 2021 would have been $46 million more than that reported. Furthermore, net income for the three-months ended March 31, 2020 would have increased by $6 million; net income for the three and six-months ended June 30, 2020 would have decreased by $12 million and $6 million, respectively; and net income for the three and nine-months ended September 30, 2020 would have decreased by $12 million and $19 million, respectively.

The Company assessed the materiality of these adjustments described above on prior period financial statements and have determined that these adjustments were not material to the financial statements of any prior annual or interim period.

B. Investments.

Fixed maturity investments available for sale reflect unrealized appreciation and depreciation, as a result of changes in market value during the period, in stockholder’s equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets, since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities. The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review. The Company then assesses whether the decline in value is due to non-credit related or credit related factors. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a non-credit related decline in market value. Non-credit related declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss). If the Company intends to sell the impaired security or is more likely than not to be required to sell the security before an anticipated recovery in value, the Company records the entire impairment in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss). The amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. The Company will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

For equity securities the Company reflects changes in value as net realized capital gains and losses. Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss). Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sales of investments are determined on the basis of identified cost. For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security. For other non-publicly traded securities, investment managers’ valuation committees will estimate fair value, and in many instances, these fair values are supported with opinions from qualified independent third parties. For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs. When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. Retrospective adjustments are employed to recalculate the values of asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used as an input to the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships, rabbi trusts. Cash contributions to and cash distributions from the sweep facility were reported gross in cash flows from investing activities in the consolidated statements of cash flows. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), an affiliated entity. The fair values of the Preferred Holdings convertible preferred stock at December 31, 2021 and December 31, 2020 were determined using a pricing model.

C. Allowance for Premium Receivable and Reinsurance Recoverables.

Effective January 1, 2020, the Company adopted the Current Expected Credit Losses (CECL) methodology for estimating allowances for credit losses. The Company evaluates the recoverability of its premiums and reinsurance recoverable balances and establishes an allowance for estimated uncollectible amounts. Prior to the adoption of CECL, an allowance for doubtful accounts was estimated on the basis of periodic evaluations of balances due from third parties, considering historical collection experience, solvency and current economic conditions.

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

A portion of the Company's Commercial Lines business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are policies whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and oversight. The allowance for receivables for loss within a deductible and retrospectively-rated policy premiums is recorded within Other assets in the Consolidated Balance Sheets. The allowance is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios.

The Company records total credit loss expenses related to premiums receivable in Other underwriting expenses and records credit loss expenses related to deductibles in Incurred losses and loss adjustment expenses in the Company’s consolidated statements of operations and comprehensive income (loss).

The allowance for uncollectible reinsurance recoverable reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance recoverable comprises an allowance and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance recoverable or charge off reinsurer balances that are determined to be uncollectible.

Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverable become due, it is possible that future adjustments to the Company’s reinsurance recoverable, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.

The allowance is estimated as the amount of reinsurance recoverable exposed to loss multiplied by estimated factors for the probability of default. The reinsurance recoverable exposed is the amount of reinsurance recoverable net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance recoverable considers the current economic environment as well as macroeconomic scenarios.

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

The Company records credit loss expenses related to reinsurance recoverable in Incurred losses and loss adjustment expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Write-offs of reinsurance recoverable and any related allowance are recorded in the period in which the balance is deemed uncollectible.

Allowances are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Reinsurance recoverable, premium receivables and deductibles	$36,985	$33,370

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

E. Reserve for Losses and Loss Adjustment Expenses.

The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. Provisions are also included for certain potential liabilities, including those relating to asbestos and environmental (“A&E”) exposures, catastrophe exposures and COVID-19 exposures, for which liabilities cannot be estimated using traditional reserving techniques. See also Note 3. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability. Loss and LAE reserves are presented gross of reinsurance recoverable and incurred losses and LAE are presented net of reinsurance.

Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in estimates for such arrangements are recorded as commission expense. Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.

F. Premium Revenues.

Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts. Unearned premium reserves are established relative to the unexpired contract period. For reinsurance contracts, such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data. Reinstatement premiums represent additional premium recognized and earned at the time a loss event occurs and losses are recorded, most prevalently catastrophe related, when limits have been depleted under the original reinsurance contract and additional coverage is granted. The recognition of reinstatement premiums is based on estimates of loss and LAE, which reflects management’s judgement. Written and earned premiums and the related costs, which have not yet been reported to the Company, are estimated and accrued. Premiums are net of ceded reinsurance.

G. Prepaid Reinsurance Premiums.

Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers. Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2021 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

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

I. Foreign Currency.

The Company transacts business in numerous currencies through business units located around the world. The base transactional currency for each business unit is determined by the local currency used for most economic activity in that area. Movements in exchange rates related to foreign currency denominated monetary assets and liabilities at the business units between the original currency and the base currency are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale investments, which are excluded from net income (loss) and accumulated in stockholder’s equity, net of deferred taxes.

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

J. Segmentation.

The Company, through its subsidiaries, operates in two segments: Reinsurance and Insurance. See also Note 17.

K. Retroactive Reinsurance.

Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period. Any future loss is recognized immediately and charged against earnings.

L. Application of Recently Issued Accounting Guidance.

Reference Rate Reform - LIBOR. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, which outlines the issues surrounding the cessation of LIBOR as a reference rate for contractual debt agreements. The guidance also details the potential alternative expedients and sources available for use in determination of rates and terms for such debt agreements in order to apply appropriate accounting policy. The guidance is effective for annual reporting periods beginning after December 15, 2021. The Company has reviewed its inventory of investments, debt issuances and business contracts to evaluate the impact of elimination of LIBOR upon its financial statements and business operations. Due to the existence of modification or default provisions for use of other reference rates after the elimination of LIBOR, the Company has determined that the adoption of ASU 2020-04 did not have a material impact upon its financial statements or business operations.

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

Valuation of Financial Instruments. In June 2016, FASB issued ASU 2016-13 (and has subsequently issued related guidance and amendments in ASU 2019-11 and ASU 2019-10 in November 2019) which outline guidance on the valuation of and accounting for assets measured at amortized cost and available for sale debt securities. The new guidance requires the carrying value of assets measured at amortized cost, including reinsurance and premiums receivables to be presented as the net amount expected to be collected on the financial asset (amortized cost less an allowance for credit losses valuation account). The allowance reflects expected credit losses of the financial asset which considers available information using a combination both historical information, current market conditions and reasonable and supportable forecasts. For available-for-sale debt securities, the guidance modified the previous other than temporary impairment model, now requiring an allowance for estimated credit related losses rather than a permanent impairment, which will be limited to the amount by which fair value is below amortized cost. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020, on a modified retrospective basis. The adoption resulted in a cumulative adjustment of $0.9 million in retained earnings, net of tax, which is disclosed separately within the Consolidated Statements of Stockholder’s Equity.

Any issued guidance and pronouncements, other than those directly referenced above, are deemed by the Company to be either not applicable or immaterial to its financial statements.

2. INVESTMENTS

The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and market value of fixed maturity securities as of December 31, 2021 and 2020:

	At December 31, 2021
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Loss	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$656,742	$-	$9,303	$(3,296)	$662,749
Obligations of U.S. states and political subdivisions	558,842	(151)	29,080	(1,150)	586,621
Corporate securities	4,036,000	(19,267)	89,172	(31,000)	4,074,905
Asset-backed securities	3,464,248	(7,680)	20,732	(11,014)	3,466,286
Mortgage-backed securities
Commercial	586,441	-	20,538	(4,085)	602,894
Agency residential	1,255,186	-	15,568	(10,076)	1,260,678
Non-agency residential	4,398	-	16	(6)	4,408
Foreign government securities	677,327	-	21,658	(7,005)	691,980
Foreign corporate securities	1,494,315	(393)	34,449	(18,497)	1,509,874
Total fixed maturity securities	$12,733,499	$(27,491)	$240,516	$(86,129)	$12,860,395

	At December 31, 2020
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Loss	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$659,957	$-	$22,032	$-	$681,989
Obligations of U.S. states and political subdivisions	543,646	-	34,655	(1,255)	577,046
Corporate securities	3,316,525	(1,205)	166,072	(31,480)	3,449,912
Asset-backed securities	2,450,807	-	28,585	(5,222)	2,474,170
Mortgage-backed securities
Commercial	512,388	-	37,875	(183)	550,080
Agency residential	937,166	-	28,630	(696)	965,100
Non-agency residential	3,164	-	2	(2)	3,164
Foreign government securities	694,132	-	51,317	(3,211)	742,238
Foreign corporate securities	1,130,865	(361)	73,265	(3,903)	1,199,866
Total fixed maturity securities	$10,248,650	$(1,566)	$442,433	$(45,952)	$10,643,565

The amortized cost and market value of fixed maturity securities are shown in the following tables by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2021		At December 31, 2020
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$586,432	$583,676	$658,561	$659,622
Due after one year through five years	3,488,358	3,526,854	2,911,285	3,036,151
Due after five years through ten years	2,260,481	2,309,870	1,927,265	2,079,866
Due after ten years	1,087,955	1,105,729	848,014	875,412
Asset-backed securities	3,464,248	3,466,286	2,450,807	2,474,170
Mortgage-backed securities
Commercial	586,441	602,894	512,388	550,080
Agency residential	1,255,186	1,260,678	937,166	965,100
Non-agency residential	4,398	4,408	3,164	3,164
Total fixed maturity securities	$12,733,499	$12,860,395	$10,248,650	$10,643,565

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities and short term investments	$(242,005)	$238,634
Change in unrealized appreciation (depreciation), pre-tax	(242,005)	238,634
Deferred tax benefit (expense)	50,712	(50,086)
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$(191,293)	$188,548

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated. The amounts presented in the tables below include $15.7 million of market value and $(0.4) million of gross unrealized depreciation as of December 31, 2021 related to fixed maturity securities for which the Company has recorded an allowance for credit losses.

	Duration of Unrealized Loss at December 31, 2021 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$266,953	$(3,296)	$-	$-	$266,953	$(3,296)
Obligations of U.S. states and political subdivisions	51,094	(1,038)	2,558	(112)	53,652	(1,150)
Corporate securities	1,465,259	(24,853)	200,637	(6,147)	1,665,896	(31,000)
Asset-backed securities	1,890,876	(10,713)	37,910	(301)	1,928,786	(11,014)
Mortgage-backed securities
Commercial	138,934	(2,467)	34,967	(1,618)	173,901	(4,085)
Agency residential	698,896	(6,879)	167,923	(3,197)	866,819	(10,076)
Non-agency residential	1,401	(4)	156	(2)	1,557	(6)
Foreign government securities	200,294	(4,778)	14,612	(2,227)	214,906	(7,005)
Foreign corporate securities	676,609	(16,871)	33,057	(1,626)	709,666	(18,497)
Total fixed maturity securities	$5,390,316	$(70,899)	$491,820	$(15,230)	$5,882,136	$(86,129)

	Duration of Unrealized Loss at December 31, 2021 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$81,412	$(1,878)	$35,515	$(3,829)	$116,927	$(5,707)
Due in one year through five years	1,209,378	(18,614)	154,449	(3,418)	1,363,827	(22,032)
Due in five years through ten years	852,857	(20,678)	34,164	(1,977)	887,021	(22,655)
Due after ten years	516,562	(9,666)	26,736	(888)	543,298	(10,554)
Asset-backed securities	1,890,876	(10,713)	37,910	(301)	1,928,786	(11,014)
Mortgage-backed securities	839,231	(9,350)	203,046	(4,817)	1,042,277	(14,167)
Total fixed maturity securities	$5,390,316	$(70,899)	$491,820	$(15,230)	$5,882,136	$(86,129)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2021 were $5.9 billion and $86.1 million, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2021, did not exceed 2.1% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss comprised less than 0.4% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $70.9 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset backed securities and agency residential mortgage backed securities. Of these unrealized losses, $61.5 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $15.2 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage backed securities. Of these unrealized losses $12.3 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated. The amounts presented in the tables below include $0.1 million of market value and $(0.1) million of gross unrealized depreciation as of December 31, 2020 related to fixed maturity securities for which the Company has recorded an allowance for credit losses.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2020 were $1.2 billion and $46.0 million, respectively. The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2020, did not exceed 0.2%

of the overall market value of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $16.8 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities as well as asset backed securities. Of these unrealized losses, $12.5 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $29.2 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and foreign government securities. Of these unrealized losses $5.9 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. There was no gross unrealized depreciation for mortgage-backed securities related to sub-prime and alt-A loans. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the tables below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fixed maturities	$343,659	$305,399	$273,122
Equity securities	15,253	11,466	10,782
Short-term investments and cash	517	2,978	10,231
Other invested assets
Limited partnerships	321,050	48,899	43,316
Dividends from preferred shares of affiliate	31,032	31,032	31,031
Other	62,945	1,699	14,117
Gross investment income before adjustments	774,456	401,473	382,599
Funds held interest income (expense)	7,656	5,705	6,459
Interest income from Parent	5,952	5,154	211
Gross investment income	788,064	412,332	389,269
Investment expenses	(43,110)	(36,426)	(33,058)
Net investment income	$744,954	$375,906	$356,211

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

The Company had contractual commitments to invest up to an additional $971.9 million in limited partnerships and private placement loans at December 31, 2021. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of December 31, 2021, the market value of investments in the facility consolidated within the Company’s balance sheets was $301.1 million.

Other invested assets, at fair value, as of December 31, 2021 and December 31, 2020, were comprised of preferred shares held in Preferred Holdings, an affiliated company.

Variable Interest Entities

The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of December 31, 2021 and 2020, the Company did not hold any securities for which it is the primary beneficiary.

The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2021 and 2020 is limited to the total carrying value of $1.7 billion and $1.1 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets. As of December 31, 2021, the Company has outstanding commitments totaling $0.8 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.

In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-back securities, which includes collateralized loan obligations and are reported in fixed maturities, available-for-sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fixed maturity securities, market value:
Allowances for credit losses	$(25,924)	$(1,566)	$-
Other-than-temporary impairments	-	-	(19,643)
Gains (losses) from sales	8,186	(32,614)	7,571
Fixed maturity securities, fair value:
Gains (losses) from sales	-	(2,863)	355
Gains (losses) from fair value adjustments	-	1,944	1,808
Equity securities, fair value:
Gains (losses) from sales	24,426	(7,931)	4,144
Gains (losses) from fair value adjustments	254,122	276,093	153,728
Other invested assets	6,142	1,705	6,003
Other invested assets, fair value:
Gains (losses) from fair value adjustments	234,337	(186,102)	265,245
Short-term investment gains (losses)	(3)	1,138	156
Total net realized capital gains (losses)	$501,286	$49,804	$419,367

	Roll Forward of Allowance for Credit Losses
	Twelve Months Ended December 31, 2021
		Asset	Obligations of	Foreign
	Corporate	Backed	U.S. states and	Corporate
	Securities	Securities	political subdivisions	Securities	Total

Beginning Balance	$(1,205)	$-	$-	$(361)	$(1,566)
Credit losses on securities where credit
losses were not previously recorded	(21,178)	(4,915)	(151)	(188)	(26,432)
Increases in allowance on previously
impaired securities	(2,530)	(2,765)	-	-	(5,295)
Decreases in allowance on previously
impaired securities	-	-	-	-	-
Reduction in allowance due to disposals	5,646	-	-	156	5,802

Balance as of December 31, 2021	$(19,267)	$(7,680)	$(151)	$(393)	$(27,491)

	Roll Forward of Allowance for Credit Losses
	Twelve Months Ended December 31, 2020
		Foreign	Foreign
	Corporate	Government	Corporate
	Securities	Securities	Securities	Total

Beginning Balance	$-	$-	$-	$-
Credit losses on securities where credit
losses were not previously recorded	(21,829)	(70)	(561)	(22,460)
Increases in allowance on previously
impaired securities	(5,909)	-	(211)	(6,120)
Decreases in allowance on previously
impaired securities	1,824	-	282	2,106
Reduction in allowance due to disposals	24,709	70	129	24,908

Balance as of December 31, 2020	$(1,205)	$-	$(361)	$(1,566)

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Proceeds from sales of fixed maturity securities	$961,050	$631,285	$2,403,786
Gross gains from sales	32,664	24,177	25,076
Gross losses from sales	(24,478)	(59,654)	(17,150)

Proceeds from sales of equity securities	$861,801	$375,112	$283,707
Gross gains from sales	39,071	37,403	14,270
Gross losses from sales	(14,645)	(45,334)	(10,126)

Securities with a carrying value amount of $1.5 billion at December 31, 2021, were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3. RESERVES FOR LOSSES AND LAE

The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020	2019
Gross reserves beginning of period	$11,578,096	$10,129,462	$10,146,086
Less reinsurance recoverables	(3,951,474)	(4,215,348)	(4,697,543)
Net reserves beginning of period	7,626,622	5,914,114	5,448,543

Incurred related to:
Current year	5,381,550	4,407,795	3,784,771
Prior years	5,306	200,349	44,351
Total incurred losses and LAE	5,386,856	4,608,144	3,829,122

Paid related to:
Current year	2,373,958	1,901,971	1,885,443
Prior years	1,126,618	1,017,557	1,490,460
Total paid losses and LAE	3,500,576	2,919,528	3,375,903

Foreign exchange/translation adjustment	(42,441)	23,892	12,352

Net reserves end of period	9,470,461	7,626,622	5,914,114
Plus reinsurance recoverables	3,650,716	3,951,474	4,215,348
Gross reserves end of period	$13,121,177	$11,578,096	$10,129,462

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $5.4 billion, $4.4 billion and $3.8 billion at December 31, 2021, 2020 and 2019, respectively. The increase in current year incurred losses in 2021 compared to 2020 primarily related to an increase of $532.2 million in current year catastrophe losses and an increase of $441.6 million in current year attritional losses including the impact of a change in the Company’s reinsurance program with an affiliate. The increase in current year attritional losses was mainly due to the growth in premiums earned, partially mitigated by $154.8 million of losses related to COVID-19 in 2020 which did not recur in 2021. The increase in current year incurred losses from 2019 to 2020 was primarily due to an increase of $571.0 million in current year attritional losses primarily due to higher premiums earned and the previously mentioned $154.8 million of losses related to COVID-19 in 2020, partially offset by a $102.7 million decline in current year catastrophe losses.

Incurred prior years’ reserves increased by $5.3 million, $200.3 million and $44.4 million in 2021, 2020 and 2019 respectively. The increase for 2021 related mainly to increases in insurance casualty reserves. The increase for 2020 primarily related to higher ultimate loss estimates for long-tail casualty business in the reinsurance segment for accident years 2015 to 2018, notably general liability, professional lines, and auto liability. The reserve charge also includes actions on non-CAT property lines, primarily for the 2017 to 2019 accident years and driven by a few large losses to aggregate programs.

The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.

The information about incurred and paid claims development for the years ended December 31, 2012 to December 31, 2020 is presented as supplementary information.

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

  Reinsurance – Casualty Business

											At December 31, 2021
											Total of
											IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance										Plus Expected
	Years Ended December 31,										Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$374,264	$267,240	$174,383	$181,654	$188,478	$190,701	$190,701	$190,701	$190,701	$190,701	442	N/A
2013		177,680	223,263	221,054	227,822	217,141	217,141	217,141	217,141	217,141	469	N/A
2014			255,341	234,568	256,783	228,097	228,097	228,097	228,097	228,097	3,077	N/A
2015				208,309	248,848	237,190	237,190	237,190	237,190	237,190	9,358	N/A
2016					241,914	238,215	238,215	238,215	238,215	238,215	19,816	N/A
2017						197,617	203,379	203,379	203,379	203,379	38,680	N/A
2018							768,393	752,960	799,254	820,853	137,593	N/A
2019								974,064	1,022,213	1,022,606	449,537	N/A
2020									1,066,376	1,038,290	772,012	N/A
2021										1,348,723	931,304	N/A
										$5,545,195

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$13,205	$29,560	$59,883	$94,889	$120,798	$125,361	$149,126	$152,963	$158,734	$163,440
2013		12,437	28,105	63,619	97,298	125,905	157,967	178,119	183,897	186,205
2014			14,576	34,231	75,579	106,207	142,595	174,830	184,167	188,462
2015				15,144	37,998	84,178	145,819	169,256	186,975	195,226
2016					16,907	52,674	88,115	147,710	159,910	187,253
2017						25,901	85,219	98,032	126,846	145,370
2018							118,244	195,365	300,740	407,182
2019								149,304	243,937	369,040
2020									133,237	225,810
2021										160,388
										$2,228,375
All outstanding liabilities prior to 2012, net of reinsurance										417,209
Liabilities for claims and claim adjustment expenses, net of reinsurance										$3,734,028

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	11.9%	10.3%	13.7%	16.7%	11.0%	10.3%	7.0%	2.2%	2.0%	2.5%

  Reinsurance – Property Business

											At December 31, 2021
											Total of
											IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance										Plus Expected
	Years Ended December 31,										Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$679,785	$587,520	$523,948	$549,441	$539,374	$541,323	$526,815	$523,856	$522,297	$520,333	1,026	N/A
2013		403,975	300,432	258,467	219,064	218,494	218,393	218,393	218,393	218,393	293	N/A
2014			598,906	520,558	398,417	369,381	370,501	370,501	370,501	370,501	513	N/A
2015				556,750	362,015	336,155	336,155	336,155	336,155	336,155	1,175	N/A
2016					638,865	673,684	673,998	670,154	668,786	669,430	3,993	N/A
2017						1,272,428	1,856,678	2,025,190	2,118,950	2,171,546	5,340	N/A
2018							2,247,228	2,136,005	2,126,144	2,073,974	3,926	N/A
2019								1,752,412	1,758,026	1,685,107	130,235	N/A
2020									1,889,425	1,933,200	376,021	N/A
2021										2,172,649	1,048,869	N/A
										$12,151,287

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$149,680	$290,697	$366,373	$432,118	$450,309	$479,080	$491,667	$492,822	$494,581	$499,386
2013		134,914	166,776	180,524	195,395	203,843	211,113	214,264	215,325	216,097
2014			159,404	254,954	316,111	346,325	358,577	361,190	365,719	368,078
2015				161,394	239,320	296,683	314,114	321,199	326,643	331,154
2016					249,085	556,082	654,563	656,722	658,337	663,957
2017						808,372	1,628,572	1,991,813	2,098,073	2,157,355
2018							486,807	1,397,399	1,723,729	1,865,968
2019								704,540	1,205,478	1,461,033
2020									555,171	1,176,568
2021										638,780
										$9,378,377
All outstanding liabilities prior to 2012, net of reinsurance										154,467
Liabilities for claims and claim adjustment expenses, net of reinsurance										$2,927,377

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	33.3%	35.1%	15.6%	6.0%	2.5%	2.4%	1.7%	0.4%	0.3%	0.9%

  Insurance – Casualty Business

											At December 31, 2021
											Total of
											IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance										Plus Expected
	Years Ended December 31,										Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$212,020	$175,028	$185,368	$184,658	$188,272	$185,808	$185,808	$185,859	$186,976	$186,976	1,017	15,782
2013		256,168	228,206	230,727	224,705	194,720	194,729	194,894	195,442	195,442	1,938	21,360
2014			238,062	239,066	240,960	255,016	255,140	255,099	256,254	256,254	2,301	25,265
2015				259,199	259,516	278,169	278,168	278,338	266,805	266,805	2,538	27,044
2016					351,988	276,918	279,642	281,718	288,365	288,365	3,687	31,674
2017						304,338	237,963	238,151	237,543	237,550	3,703	35,627
2018							645,821	645,105	666,576	690,035	171,007	36,041
2019								768,835	755,941	794,498	204,649	39,219
2020									817,231	792,661	510,532	34,983
2021										1,112,359	708,987	31,679
										$4,820,945

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$15,687	$55,230	$84,407	$116,622	$133,278	$147,010	$154,410	$168,865	$171,160	$174,799
2013		17,120	68,588	101,648	129,755	149,774	167,583	182,788	189,216	193,325
2014			20,377	71,918	114,198	143,892	228,998	229,606	250,487	253,265
2015				19,962	67,995	116,979	199,529	244,473	259,190	264,189
2016					24,808	101,233	275,797	299,126	308,336	313,458
2017						22,806	151,275	156,995	216,906	233,798
2018							63,227	189,296	271,718	383,255
2019								10,609	216,399	350,310
2020									94,546	222,904
2021										200,730
										$2,590,034
All outstanding liabilities prior to 2012, net of reinsurance										28,430
Liabilities for claims and claim adjustment expenses, net of reinsurance										$2,259,340

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	10.2%	15.1%	18.9%	17.3%	13.5%	4.4%	3.2%	3.7%	1.7%	1.9%

  Insurance – Property Business

												At December 31, 2021
												Total of
												IBNR Liabilities
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of reinsurance											Plus Expected
	Years Ended December 31,											Development	Cumulative
	2012	2013	2014	2015	2016	2017	2018	2019		2020	2021	on Reported	Number of
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)		Claims	Reported Claims
(Dollars in thousands)
2012	$58,482	$47,227	$43,423	$44,867	$44,297	$44,105	$44,149	$44,098	$	$43,981	$43,981	-	N/A
2013		64,491	56,350	52,175	52,865	52,676	52,667	52,501		52,604	52,604	1	N/A
2014			67,658	70,075	67,446	66,644	66,519	66,560		66,661	66,661	1	N/A
2015				81,132	75,671	75,828	75,785	75,614		88,916	88,916	6	N/A
2016					143,312	169,794	165,081	164,068		159,296	159,299	15	N/A
2017						230,648	293,606	297,609		300,168	306,076	177	N/A
2018							376,799	373,382		377,908	377,527	159	N/A
2019								337,988		349,802	348,349	334	N/A
2020										510,496	508,786	4,771	N/A
2021											541,106	160,032	N/A
											$2,493,303

(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in thousands)
2012	$26,868	$44,407	$42,865	$44,516	$44,230	$44,040	$44,049	$44,075	$43,880	$43,916
2013		35,201	54,219	52,587	52,848	52,473	52,458	52,465	52,436	52,495
2014			40,277	66,435	66,600	65,967	66,448	66,481	66,557	66,566
2015				45,421	70,397	75,166	75,190	75,047	76,312	76,370
2016					72,262	153,113	169,128	164,453	163,284	163,711
2017						161,592	293,419	282,606	296,783	299,146
2018							236,427	342,824	368,751	375,508
2019								218,337	337,086	347,014
2020									263,475	364,032
2021										359,621
										$2,148,377
All outstanding liabilities prior to 2012, net of reinsurance										144
Liabilities for claims and claim adjustment expenses, net of reinsurance										$345,070

(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	58.5%	33.4%	3.0%	1.6%	1.6%	1.4%	0.1%	0.3%	0.1%	0.1%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

At December 31,
2021
(Dollars in thousands)
Net outstanding liabilities
Reinsurance Casualty	$3,734,028
Reinsurance Property	2,927,377
Insurance Casualty	2,259,340
Insurance Property	345,070
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	9,265,815

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	908,589
Reinsurance Property	1,010,858
Insurance Casualty	1,541,726
Insurance Property	189,544
Total reinsurance recoverable on unpaid claims	3,650,716

Unallocated claims adjustment expenses	173,945
Other	30,701
204,646

Total gross liability for unpaid claims and claim adjustment expense	$13,121,177

(Some amounts may not reconcile due to rounding.)

Reserving Methodology

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense (LAE) for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known, and adjust reserves whenever an adjustment appears warranted. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments, and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions. Insurance and reinsurance loss and LAE reserves represent the Company’s best estimate of its ultimate liability. Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Net income will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.

The detailed data required to evaluate ultimate losses for the Company’s insurance business is accumulated from its underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses in many forms depending on the type of contract and the agreed or contractual reporting requirements. Generally, pro rata contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company. This information is recorded into the Company’s records. For certain pro rata contracts, the Company may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. Experienced claims staff handles individual loss reports and supporting claim information. Based on evaluation of a claim, the Company may establish additional case reserves in addition to the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, Everest’s Underwriting, Claim, Reinsurance Accounting, and Internal Audit Departments perform various reviews of ceding companies, particularly larger ceding companies, including on-site audits of domestic ceding companies.

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

Key actuarial assumptions contain no explicit provisions for reserve uncertainty nor do we supplement the actuarially determined reserves for uncertainty.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020	2019
Gross basis:
Beginning of period reserves	$219,341	$257,921	$347,495
Incurred losses	10,861	1,540	2,071
Paid losses	(55,048)	(40,120)	(91,645)
End of period reserves	$175,154	$219,341	$257,921

Net basis:
Beginning of period reserves	$167,439	$196,574	$223,548
Incurred losses	(3,148)	(4,753)	-
Paid losses	(35,857)	(24,382)	(26,974)
End of period reserves	$128,434	$167,439	$196,574

Reinsurance Recoverables. Reinsurance recoverables for both paid and unpaid losses totaled $3.9 billion and $4.2 billion at December 31, 2021 and 2020, respectively. At December 31, 2021, $2.3 billion, or 59.2%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), an affiliated entity, and is fully collateralized by a trust agreement and $391.5 million, or 10.1%, was receivable from Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) collateralized segregated accounts. No other retrocessionaire accounted for more than 5% of reinsurance receivables.

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

The levels in the hierarchy are defined as follows:

Level 1:Inputs to the valuation methodology are observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in an active market;

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At December 31, 2021, $2.0 billion of fixed maturities, market value were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2020, $1.3 billion of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at December 31, 2021 and December 31, 2020 of $1.3 billion and $784.7 million, respectively. During the fourth quarter of 2021, the Company began to internally manage a portfolio of collateralized loan obligations included in asset-backed securities which had a fair value of $2.0 billion at December 31, 2021. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.

Equity securities denominated in U.S. currency with quoted prices in active markets for identical assets are categorized as Level 1 since the quoted prices are directly observable. Equity securities traded on foreign exchanges are categorized as Level 2 due to the added input of a foreign exchange conversion rate to determine fair or market value. The Company uses foreign currency exchange rates published by a nationally recognized source.

Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values provided by the third party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.

In addition to the valuations from investment managers, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.

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

Other invested assets, at fair value, were categorized as Level 3 at December 31, 2021 and December 31, 2020, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$662,749	$-	$662,749	$-
Obligations of U.S. States and political subdivisions	586,621	-	586,621	-
Corporate securities	4,074,905	-	3,344,980	729,925
Asset-backed securities	3,466,286	-	2,215,005	1,251,281
Mortgage-backed securities
Commercial	602,894	-	602,894	-
Agency residential	1,260,678	-	1,260,678	-
Non-agency residential	4,408	-	4,408	-
Foreign government securities	691,980	-	691,980	-
Foreign corporate securities	1,509,874	-	1,493,859	16,015
Total fixed maturities, market value	12,860,395	-	10,863,174	1,997,221

Equity securities, fair value	1,757,792	1,721,762	36,030	-
Other invested assets, fair value	2,030,816	-	-	2,030,816
		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$681,989	$-	$681,989	$-
Obligations of U.S. States and political subdivisions	577,046	-	577,046	-
Corporate securities	3,449,912	-	2,819,068	630,844
Asset-backed securities	2,474,170	-	1,851,137	623,033
Mortgage-backed securities
Commercial	550,080	-	550,080	-
Agency residential	965,100	-	965,100	-
Non-agency residential	3,164	-	3,164	-
Foreign government securities	742,238	-	742,238	-
Foreign corporate securities	1,199,866	-	1,194,167	5,699
Total fixed maturities, market value	10,643,565	-	9,383,989	1,259,576

Equity securities, fair value	1,288,767	1,222,158	66,609	-
Other invested assets, fair value	1,796,479	-	-	1,796,479

In addition, $286.6 million and $224.7 million of investments within other invested assets on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	December 31, 2021				December 31, 2020
	Corporate	Asset	Foreign		Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total	Securities	Backed Securities	Corporate	Total
Beginning balance	$630,843	$623,033	$5,700	$1,259,576	$546,939	$153,641	$1,751	$702,331
Total gains or (losses) (realized/unrealized)
Included in earnings	(11,717)	(6,469)	399	(17,787)	1,216	681	(125)	1,772
Included in other comprehensive income (loss)	4,007	(6,603)	184	(2,412)	(1,115)	11,678	147	10,710
Purchases, issuances and settlements	106,791	641,320	9,733	757,844	84,840	457,033	3,814	545,687
Transfers in and/or (out) of Level 3	-	-	-	-	(1,037)	-	113	(924)
Ending balance	$729,925	$1,251,281	$16,015	$1,997,221	$630,843	$623,033	$5,700	$1,259,576
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(16,467)	$(7,679)	$-	$(24,146)	$(539)	$-	$-	$(539)

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Fair Value
	December 31, 2021		December 31, 2020
	Foreign		Foreign
(Dollars in thousands)	Corporate	Total	Corporate	Total
Beginning balance fixed maturities at fair value	-	-	5,826	5,826
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	(919)	(919)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	(4,907)	(4,907)
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-
(Some amounts may not reconcile due to rounding.)

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for fixed maturities, market value were $(0.9) million for the year ended December 31, 2020. The transfers during 2020 related to securities that were previously priced by investment managers and were subsequently priced using a recognized pricing service as of December 31, 2020.

The net transfers to/(from) Level 3, fair value measurements using significant unobservable inputs for equity securities, fair value were ($9.9) million for 2020. The transfer of ($9.9) million during 2020, was related to preferred stock in a private entity purchased during the second quarter of 2020 which was priced at cost originally and was subsequently priced based upon the book value of the underlying private entity as of December 31, 2020. There were no such transfers during 2021.

5. SENIOR NOTES

The table below displays Holdings’ outstanding senior notes. Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2021		December 31, 2020
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$397,314	$503,840	$397,194	$528,000
3.5% Senior notes	10/7/2020	10/15/2050	1,000,000	$980,046	$1,054,520	$979,524	$1,138,100
3.125% Senior notes	10/4/2021	10/15/2052	1,000,000	$968,440	$983,140	$-	$-
			2,400,000	$2,345,800	$2,541,500	$1,376,718	$1,666,100

On October 4, 2021, Holdings issued $1.0 billion of 31 year senior notes an interest coupon rate of 3.125% which will mature on October 15, 2052. Interest is paid semi-annually on April 15th and October 15th of each year.

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in thousands)	Interest Paid	Payable Dates	2021	2020	2019
4.868% Senior notes	semi-annually	June 1/December 1	$19,472	$19,472	$19,472
3.5% Senior notes	semi-annually	April 15/October 15	$35,221	$8,115	$-
3.125% Senior notes	semi-annually	April 15/October 15	$7,635	$-	$-
			$62,328	$27,587	$19,472

6. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					December 31, 2021		December 31, 2020
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$223,774	$216,289	$223,674	$206,447

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 15, 2021 to February 14, 2022 is 2.54%.

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

The Company repurchased and retired $13.2 million of its outstanding long term subordinated notes during the year ended December 31, 2020. The Company realized a gain of $2.5 million from the repurchase of the long term subordinated notes the year ended December 2020. No repurchases of debt were made during the year ended December 31, 2021.

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million. In addition, during 2020, the Company repurchased and retired $13.2 million of these notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest expense incurred	$5,818	$7,645	$11,587

7. FEDERAL HOME LOAN BANK MEMBERSHIP

Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2021, Everest Re had admitted assets of approximately $20.2 billion which provides borrowing capacity of up to approximately $2.02 billion. As of December 31, 2021, Everest Re has $519.0 million of borrowings outstanding, with maturities in 2022 and interest payable at interest rates between 0.53% and 0.65%. Everest incurred interest expense of $1.2 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

8. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies. At December 31, 2021, the total amount on deposit in the trust account was $1.1 billion.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in thousands)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis

Series 2017-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	50,000	Aggregate
Series 2017-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	75,000	Aggregate
Series 2017-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	175,000	Aggregate
Series 2018-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	62,500	Aggregate
Series 2018-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	200,000	Aggregate
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	62,500	Aggregate
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200,000	Aggregate
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150,000	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275,000	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150,000	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275,000	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150,000	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150,000	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate

	Total available limit as of December 31, 2021			$2,325,000

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

			$2,325,000

9. LEASES

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

Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Lease expense incurred:
Operating lease cost	$23,998	$29,822

	At December 31,
(Dollars in thousands)	2021	2020
Operating lease right of use assets	$131,295	$139,835
Operating lease liabilities	149,501	155,144

	Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Operating cash flows from operating leases	$(15,905)	$(18,411)

	At December 31,
	2021	2020
Weighted average remaining operating lease term	11.8 years	12.5 years
Weighted average discount rate on operating leases	4.00%	4.02%

Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in thousands)

2022	$18,459
2023	18,192
2024	18,226
2025	15,235
2026	14,108
Thereafter	102,104
Undiscounted lease payments	186,324
Less: present value adjustment	36,823
Total operating lease liability	$149,501

On July 2, 2019, the Company entered into a lease agreement to relocate its U.S. corporate offices from Liberty Corner, New Jersey to Warren, New Jersey. The new lease, which covers approximately 315,000 square feet of office space, was effective October 1, 2019 and runs through 2036. The initial base rent payment of the lease will be approximately $650 thousand per month or $7.8 million per year. The Company relocated the existing operations and employees of the Liberty Corner, New Jersey facility to the new corporate complex as of December 2020.

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

The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current tax expense (benefit):
U.S.	$101,499	$(106,719)	$(1,684)
Foreign	7	(11)	77
Total current tax expense (benefit)	101,506	(106,730)	(1,607)
Total deferred U.S. tax expense (benefit)	90,130	138,388	136,834
Total income tax expense (benefit)	$191,636	$31,658	$135,228

A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company’s total income tax provision is as follows for the periods indicated:

(Dollars in thousands)	2021	2020	2019
Expected income tax provision at the U.S. statutory tax rate	$208,103	$80,588	$160,762
Increase (decrease) in taxes resulting from:
Tax exempt income	(3,927)	(3,598)	(3,680)
Dividend received deduction	(840)	(1,100)	(998)
Proration	1,048	1,049	1,050
Creditable foreign premium tax	(13,392)	(11,513)	(9,852)
Tax audit settlement	-	-	(1,576)
Share based compensation tax benefits formerly in APIC	(1,951)	(2,612)	(2,987)
Impact of CARES Act	-	(32,500)	-
Change in uncertain tax positions	-	-	(8,434)
Other	2,595	1,345	942
Total income tax provision	$191,636	$31,658	$135,228

(Some amounts may not reconcile due to rounding.)

A reconciliation of the beginning and ending unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2021	2020	2019
Balance at January 1	$-	$-	$8,434
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	(8,434)
Settlements with taxing authorities	-	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$-	$-

At December 31, 2021, the Company’s unrecognized tax benefits, excluding interest and penalties, that would impact the effective tax rate were $0 thousand. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2021, the Company accrued $0 thousand for the payment of interest (net of the federal benefit) and penalties. At December 31, 2021 and 2020, there were no accrued liabilities, respectively, for the payment of interest and penalties.

The Company’s 2014 through 2018 U.S. tax years are under audit by the IRS. To date, the Company has received only one notice of proposed adjustment for an immaterial amount of tax for the 2014 tax year. Also, the Company proposed affirmative beneficial income tax return adjustments to the IRS at the start of the 2014 audit.

Subsequent to the Company’s CARES Act net operating loss carryback, the Company received a tax refund of $16.3 million of recaptured foreign tax credits related to the affirmative adjustments. In addition, tax years 2019 and 2020 are open for examination by the U.S. Federal jurisdiction.

To date, the Company has not received any Information Document Requests (“IDRs”) or notices of proposed adjustment for 2015 to 2018. The Company had filed amended tax returns requesting refunds for 2015 and 2016 for $1.5 million and $4.7 million respectively.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.S. tax laws and regulations. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Loss reserves	$129,861	$96,840
Unearned premium reserve	107,724	85,028
Lease Liability	30,885	31,989
Foreign tax credits	21,787	46,109
Net unrecognized losses on benefit plans	13,395	19,636
Equity compensation	6,869	6,749
Investment impairments	6,160	1,121
Unrealized foreign currency losses	4,480	597
Uncollectible reinsurance reserve	3,142	3,142
Net operating loss	834	684
Deferred expense	679	622
Other tax credits	213	4,591
Other assets	7,355	6,559
Total deferred tax assets	333,384	303,667

Deferred tax liabilities:
Net fair value income	349,017	277,525
Deferred acquisition costs	99,395	79,994
Partnership Investments	56,699	26,119
Net unrealized investment gains	35,228	84,869
Right of use asset	27,111	28,822
Bond market discount	3,087	2,257
Benefit plan asset	1,667	1,765
Other liabilities	7,253	5,056
Total deferred tax liabilities	579,457	506,407

Net deferred tax assets/(liabilities)	$(246,073)	$(202,740)

Due to the passage of the CARES Act in 2020, which allowed for a five-year carryback of NOLs, as of December 31, 2020 the Company no longer has a Consolidated U.S. NOL carryforward. Without the Consolidated U.S. NOL carryforward, the Company was able to utilize a significant amount of U.S. Foreign Tax Credits (“FTCs”) in both 2019 and 2020. As a result, its FTC carryforwards were significantly reduced at December 31, 2020 to only $46.1 million. The remaining FTC carryforwards as of December 31, 2021 begin to expire in 2028 related to our branch basket.

Tax effected U.S. Separate Return Limitation Year NOLs of $0.8 million begin to expire in 2037.

The Company follows ASU 2016-09 in regards to the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share based compensation awards between the grant date and settlement (vesting/exercising) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per ASU 2016-09, the Company recorded excess tax benefits of $2.0 million, $2.6 million and $3.0 million related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2021, 2020 and 2019, respectively.

ASU 2016-09 does not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $0.4 million, $0.4 million and $0.4 million in 2021, 2020 and 2019, respectively.

11. REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverables balances. The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance recoverable include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance recoverable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses. The Company may hold partial collateral, including letters of credit and funds held, under these agreements. See also Note 1C, Note 3 and Note 8.

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

See Note 1C for discussion of allowance on reinsurance recoverables.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Written premiums:
Direct	$3,300,459	$2,698,100	$2,449,198
Assumed	6,030,568	5,258,938	4,603,866
Ceded	(1,611,587)	(1,318,338)	(1,278,115)
Net written premiums	$7,719,441	$6,638,700	$5,774,949

Premiums earned:
Direct	$2,981,927	$2,591,613	$2,255,388
Assumed	5,740,688	5,183,399	4,427,006
Ceded	(1,544,024)	(1,368,436)	(1,193,359)
Net premiums earned	$7,178,592	$6,406,576	$5,489,035

Incurred losses and LAE:
Direct	$2,042,814	$1,784,616	$1,401,251
Assumed	3,871,643	3,576,252	2,913,987
Ceded	(527,601)	(752,724)	(486,116)
Net incurred losses and LAE	$5,386,856	$4,608,144	$3,829,122

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

On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970.0 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500.0 million of adverse development coverage on the subject loss reserves. As of December 31, 2021, and December 31, 2020, the Company has a reinsurance recoverable of $856.4 million and $886.4 million, respectively, recorded on its balance sheet due from Bermuda Re.

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada, Everest Ireland and Lloyd’s syndicate 2786 for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Ceded written premiums	$303,235	$133,137	$100,347
Ceded earned premiums	299,711	132,016	101,681
Ceded losses and LAE	(58,992)	109,830	(51,454)

Assumed written premiums	4,820	-	-
Assumed earned premiums	3,799	249	248
Assumed losses and LAE	79	144	89

Everest International & Canada	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Ceded written premiums	$-	$-	$-
Ceded earned premiums	-	-	-
Ceded losses and LAE	(15)	(503)	324

Assumed written premiums	-	1	-
Assumed earned premiums	-	(7)	-
Assumed losses and LAE	10,723	(2,102)	3,024

Ireland Re	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Assumed written premiums	$15,947	$-	$-
Assumed earned premiums	14,973	-	-
Assumed losses and LAE	64,074	-	-

Ireland Insurance	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Assumed written premiums	$8,508	$5,499	$2,712
Assumed earned premiums	5,831	3,901	1,615
Assumed losses and LAE	3,052	2,256	810

Lloyd's Syndicate 2786	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Assumed written premiums	$583	$(3,592)	$(11,470)
Assumed earned premiums	585	(3,375)	(18,650)
Assumed losses and LAE	872	(2,636)	8,355

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

Mt. Logan Re Segregated Accounts	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Ceded written premiums	$286,049	$263,487	$240,721
Ceded earned premiums	280,048	265,381	235,500
Ceded losses and LAE	194,167	175,087	171,900
Assumed written premiums	-	-	-
Assumed earned premiums	-	-	-
Assumed losses and LAE	-	-	-

12. COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2021			December 31, 2020			December 31, 2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(253,601)	53,294	$(200,307)	$206,159	(43,078)	$163,080	$222,884	(46,971)	$175,913
URA(D) on securities - OTTI	-	-	-	-	-	-	(546)	115	(431)
Reclassification of net realized losses (gains) included in net income (loss)	11,596	(2,582)	9,014	32,475	(7,007)	25,468	6,068	(988)	5,080
Foreign currency translation adjustments	(11,064)	2,330	(8,734)	18,277	(3,815)	14,461	21,708	(4,555)	17,153
Benefit plan actuarial net gain (loss)	7,912	(1,662)	6,251	(7,107)	1,492	(5,615)	(15,938)	3,347	(12,591)
Reclassification of amortization of net gain (loss) included in net income (loss)	21,807	(4,580)	17,227	7,974	(1,674)	6,300	6,902	(1,449)	5,453
Total other comprehensive income (loss)	$(223,350)	$46,800	$(176,549)	$257,778	$(54,082)	$203,694	$241,078	$(50,501)	$190,577

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

			Affected line item within the
	Years Ended December 31,		statements of operations and
AOCI component	2021	2020	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$11,596	$32,475	Other net realized capital gains (losses)
	(2,582)	(7,007)	Income tax expense (benefit)
	$9,014	$25,468	Net income (loss)
Benefit plan net gain (loss)	$21,807	$7,974	Other underwriting expenses
	(4,580)	(1,674)	Income tax expense (benefit)
	$17,227	$6,300	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance of URA (D) on securities	$313,161	$124,612
Current period change in URA (D) of investments - temporary	(191,293)	188,548
Ending balance of URA (D) on securities	121,869	313,161
Beginning balance of foreign currency translation adjustments	28,727	14,267
Current period change in foreign currency translation adjustments	(8,734)	14,461
Ending balance of foreign currency translation adjustments	19,992	28,727
Beginning balance of benefit plan net gain (loss)	(73,870)	(74,556)
Current period change in benefit plan net gain (loss)	23,478	685
Ending balance of benefit plan net gain (loss)	(50,392)	(73,870)
Ending balance of accumulated other comprehensive income (loss)	$91,469	$268,018

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Company contributions	$3,821	$6,825	$4,750

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Pension expense	$3,388	$8,429	$10,042

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$404,471	$355,356
Service cost	10,637	9,522
Interest cost	8,253	10,112
Actuarial (gain)/loss	(8,587)	43,595
Curtailment	-	-
Benefits paid	(12,147)	(14,115)
Projected benefit obligation at end of year	402,626	404,471

Change in plan assets:
Fair value of plan assets at beginning of year	354,464	301,467
Actual return on plan assets	31,166	60,286
Actual contributions during the year	3,821	6,825
Benefits paid	(12,147)	(14,115)
Fair value of plan assets at end of year	377,303	354,464

Funded status at end of year	$(25,323)	$(50,007)

(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(1,469)	(2,197)
Other liabilities (due beyond one year)	(23,854)	(47,810)
Net amount recognized in the consolidated balance sheets	$(25,323)	$(50,007)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Accumulated income (loss)	$(67,729)	$(91,979)
Accumulated other comprehensive income (loss)	$(67,729)	$(91,979)

(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Other comprehensive income (loss) at December 31, prior year	$(91,979)	$(97,466)
Net gain (loss) arising during period	15,298	(4,090)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	8,953	9,576
Curtailment loss recognized	-	-
Other comprehensive income (loss) at December 31, current year	$(67,729)	$(91,979)

(Some amounts may not reconcile due to rounding.)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Service cost	$10,637	$9,522	$8,255
Interest cost	8,253	10,112	11,712
Expected return on assets	(24,454)	(20,781)	(17,968)
Amortization of actuarial loss from earlier periods	8,489	8,551	7,635
Settlement	464	1,025	408
Net periodic benefit cost	$3,388	$8,429	$10,042

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(24,251)	(5,486)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$(20,863)	$2,943

(Some amounts may not reconcile due to rounding.)

The weighted average discount rates used to determine net periodic benefit cost for 2021, 2020 and 2019 were 2.55%, 3.28% and 4.27%, respectively. The rate of compensation increase used to determine the net periodic benefit cost for 2021, 2020 and 2019 was 4.00%. The expected long-term rate of return on plan assets was 7.00% for 2021, 2020 and 2019 based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for years end 2021, 2020 and 2019 were 2.86%, 2.55% and 3.28%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Qualified Plan	$339,360	$336,027
Non-qualified Plan	12,190	16,258
Total	$351,550	$352,285

(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Qualified Plan
Projected benefit obligation	$390,437	$388,213
Fair value of plan assets	377,303	354,464
Non-qualified Plan
Projected benefit obligation	$12,190	$16,258
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Qualified Plan
Accumulated benefit obligation	$-	$-
Fair value of plan assets	-	-
Non-qualified Plan
Accumulated benefit obligation	$12,189	$16,258
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2022	$16,662
2023	12,639
2024	13,565
2025	14,550
2026	15,439
Next 5 years	95,005

Plan assets consist of shares in investment trusts with 76%, 22%, 1% and 1% of the underlying assets consisting of equity securities, fixed maturities, limited partnerships and cash, respectively. The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$2,540	$2,540	$-	$-
Mutual funds, fair value
Fixed income (b)	84,663	84,663	-	-
Equities (c)	287,382	287,382	-	-
Total	$374,585	$374,585	$-	$-

(Some amounts may not reconcile due to rounding.)

  (a)This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.

(b)This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 70% in U.S. securities and 30% in international securities.

(c)This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 50% in U.S. equities and 50% in international equities.

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

(a)This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.

(b)This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 70% in U.S. securities and 30% in international securities.

(c)This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 50% in U.S. equities and 50% in international equities.

In addition, $2.6 million and $4.6 million of investments which were recorded as part of the qualified plan assets at December 31, 2021 and 2020, respectively, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.

No contributions were made to the qualified pension benefit plan for the years ended December 31, 2021 and 2020.

Defined Contribution Plans.

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age. These contributions will be 100% vested after three years. The Company incurred expenses related to these plans of $14.8 million, $14.4 million and $10.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. .

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each international office maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. In the current year, the contributions as a percentage of salary for the international offices ranged from 7.7% to 9.8%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company incurred expenses related to these plans of $0.6 million, $0.8 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Post-Retirement Plan.

The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010. This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage. The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the post-retirement benefit expense during the period of the employee’s service. A medical cost trend rate of 6.50% in 2021 was assumed to decrease gradually to 4.75% in 2030 and then remain at that level. The Company incurred expenses of $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$35,098	$29,376
Service cost	1,096	1,066
Interest cost	641	845
Amendments	-	-
Actuarial (gain)/loss	(6,044)	4,042
Benefits paid	(267)	(232)
Benefit obligation at end of year	30,523	35,098

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	267	232
Benefits paid	(267)	(232)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(30,523)	$(35,098)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Other liabilities (due within one year)	$(682)	$(613)
Other liabilities (due beyond one year)	(29,840)	(34,484)
Net amount recognized in the consolidated balance sheets	$(30,523)	$(35,098)

(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
Accumulated income (loss)	$2,191	$(3,854)
Accumulated prior service credit (cost)	1,750	2,327
Accumulated other comprehensive income (loss)	$3,941	$(1,527)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Other comprehensive income (loss) at December 31, prior year	$(1,527)	$3,092
Net gain (loss) arising during period	6,044	(4,042)
Prior Service credit (cost) arising during period	-	-
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	-	-
Prior service cost	(577)	(577)
Other comprehensive income (loss) at December 31, current year	$3,941	$(1,527)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Service cost	$1,096	$1,066	$983
Interest cost	641	845	980
Prior service credit recognition	(577)	(577)	(577)
Net gain recognition	-	-	(155)
Net periodic cost	$1,161	$1,334	$1,231

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	(5,468)	4,619

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$(4,307)	$5,953

(Some amounts may not reconcile due to rounding.)

The weighted average discount rates used to determine net periodic benefit cost for 2021, 2020 and 2019 were 2.55%, 3.28% and 4.27%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2021, 2020 and 2019 were 2.86%, 2.55% and 3.28%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2022	$683
2023	779
2024	831
2025	974
2026	1,084
Next 5 years	7,252

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

Dividend Restrictions.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2021, Everest Re has $571.7 million available for payment of dividends in 2022 without the need for prior regulatory approval.

Statutory Financial Information.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $5.7 billion and $5.3 billion at December 31, 2021 and 2020, respectively. The statutory net income of Everest Re was $263.7 million, $595.1 million and $363.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in thousands)	2021	2020
Regulatory targeted capital	$2,960,047	$2,489,772
Actual capital	$5,717,114	$5,276,003

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

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in thousands)	2021	2020
The Prudential	$138,285	$140,773
Unaffiliated life insurance company	34,847	35,128

16. RELATED-PARTY TRANSACTIONS

Group

Group entered into a $300.0 million long term note agreement with Everest Re as of December 17, 2019. The note will pay interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. This transaction is presented as a Note Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. The Company recognized interest income related to this long term note of $5.1 million and $5.2 million for years ended December 31, 2021 and 2020, respectively.

Group entered into a $200.0 million long term note agreement with Everest Re as of August 5, 2021. The note will pay interest annually at a rate of 1.00% and is scheduled to mature in August, 2030. The Company recognized interest income related to this long term note of $0.8 million for the year ended December 31, 2021.

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

In December, 2015, Holdings transferred the 9,719,971 Common Shares of Group, which it held as other invested assets, at fair value, valued at $1.8 billion, to Preferred Holdings in exchange for 1,773.214 preferred shares of Preferred Holdings with a $1.0 million par value and 1.75% annual dividend rate. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group.

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

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Dividends received on preferred stock of affiliate	$31,032	$31,032	$31,032

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

The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Expenses incurred	$133,353	$124,486	$107,851

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Year Ended December 31, 2021
(Dollars in thousands)	Reinsurance	Insurance	Total
Gross written premiums	$6,028,206	$3,302,821	$9,331,027
Net written premiums	5,264,652	2,454,789	7,719,441

Premiums earned	$4,948,706	$2,229,885	$7,178,592
Incurred losses and LAE	3,761,051	1,625,805	5,386,856
Commission and brokerage	1,250,145	262,357	1,512,502
Other underwriting expenses	143,106	310,958	454,064
Underwriting gain (loss)	$(205,596)	$30,765	$(174,830)

Net investment income			744,954
Net realized capital gains (losses)			501,286
Corporate expenses			(33,334)
Interest, fee and bond issue cost amortization expense			(69,974)
Other income (expense)			23,383
Income (loss) before taxes			$991,485

	Year Ended December 31, 2020
(Dollars in thousands)	Reinsurance	Insurance	Total
Gross written premiums	$5,265,698	$2,691,340	$7,957,038
Net written premiums	4,632,265	2,006,435	6,638,700

Premiums earned	$4,484,693	$1,921,883	$6,406,576
Incurred losses and LAE	3,209,160	1,398,984	4,608,144
Commission and brokerage	1,119,966	253,389	1,373,355
Other underwriting expenses	119,320	281,713	401,033
Underwriting gain (loss)	$36,247	$(12,203)	$24,044

Net investment income			375,906
Net realized capital gains (losses)			49,804
Corporate expenses			(15,985)
Interest, fee and bond issue cost amortization expense			(35,659)
Other income (expense)			(14,579)
Income (loss) before taxes			$383,531

	Year Ended December 31, 2019
(Dollars in thousands)	Reinsurance	Insurance	Total
Gross written premiums	$4,600,373	$2,452,691	$7,053,064
Net written premiums	3,923,799	1,851,150	5,774,949

Premiums earned	$3,796,136	$1,692,899	$5,489,035
Incurred losses and LAE	2,692,680	1,136,442	3,829,122
Commission and brokerage	1,027,286	242,767	1,270,053
Other underwriting expenses	110,032	240,869	350,901
Underwriting gain (loss)	$(33,862)	$72,821	$38,959

Net investment income			356,211
Net realized capital gains (losses)			419,367
Corporate expenses			(13,063)
Interest, fee and bond issue cost amortization expense			(34,931)
Other income (expense)			(1,589)
Income (loss) before taxes			$764,955

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

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Canada gross written premiums	$251,560	$320,665	$214,594

No other country represented more than 5% of the Company’s revenues.

Approximately 19.3%, 20.1% and 25.8% of the Company’s gross written premiums in 2021, 2020 and 2019, respectively, were sourced through the Company’s largest intermediary.

18. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report.

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2021

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$656,742	$662,749	$662,749
State, municipalities and political subdivisions	558,842	586,621	586,621
Foreign government securities	677,327	691,980	691,980
Foreign corporate securities	1,494,315	1,509,874	1,509,874
Public utilities	109,283	112,506	112,506
All other corporate bonds	6,976,219	7,018,541	7,018,541
Mortgage - backed securities
Commercial	586,441	602,894	602,894
Agency residential	1,255,186	1,260,678	1,260,678
Non-agency residential	4,398	4,408	4,408
Redeemable preferred stock	414,746	410,144	410,144
Total fixed maturities-available for sale	12,733,499	12,860,395	12,860,395
Equity securities at fair value(1)	1,290,861	1,757,792	1,757,792
Short-term investments	695,935	695,886	695,886
Other invested assets	1,674,639	1,674,639	1,674,639
Other invested assets, at fair value (1)	1,773,214	2,030,816	2,030,816
Cash	699,266	699,266	699,266
Total investments and cash	$18,867,414	$19,718,794	$19,718,794

(Some amounts may not reconcile due to rounding.)

(1) Original cost does not reflect adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share amounts and par value per share)	2021	2020
ASSETS:
Fixed maturities - available for sale	$147,310	$-
(amortized cost: 2021, $147,970; 2020, $0)
Equity securities - at fair value	678,539	311,009
Other invested assets	241,520	146,968
Other invested assets, at fair value	2,030,816	1,796,479
Short-term investments	5,401	9,985
Cash	284	10,482
Total investments and cash	3,103,870	2,274,923
Investment in subsidiaries, at equity in the underlying net assets	6,370,660	6,115,130
Note receivable - affiliated	470,000	-
Accrued investment income	4,759	87
Advances to affiliates	203	165
Other assets	(1,867)	(104)
TOTAL ASSETS	$9,947,625	$8,390,201

LIABILITIES:
Senior notes	$2,345,800	$1,376,718
Long term notes	223,774	223,674
Accrued interest on debt and borrowings	17,144	10,388
Income taxes	316,899	362,393
Due to affiliates	5,494	1,835
Other liabilities	467	880
Total liabilities	$2,909,578	$1,975,888

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2021 and 2020)	-	-
Additional paid-in capital	1,101,527	1,101,092
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $24,279 at 2021 and $71,080 at 2020	91,469	268,018
Retained earnings	5,845,051	5,045,203
Total stockholder's equity	7,038,047	6,414,313
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,947,625	$8,390,201

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
REVENUES:
Net investment income	$70,339	$26,021	$34,970
Net investment income - Affiliated	2,970	320	412
Net realized capital gains (losses)	328,584	(73,338)	274,110
Other income (expense)	498	3,105	524
Net income (loss) of subsidiaries	551,370	393,552	370,084
Total revenues	953,762	349,659	680,100

EXPENSES:
Interest expense	68,728	35,508	34,931
Corporate expense	17,602	9,392	6,810
Total expenses	86,330	44,900	41,741

INCOME (LOSS) BEFORE TAXES	867,432	304,760	638,359
Income tax expense (benefit)	67,583	(47,113)	8,632

NET INCOME (LOSS)	$799,849	$351,873	$629,727

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(200,307)	163,080	175,482
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	9,014	25,468	5,080
Total URA(D) on securities arising during the period	(191,293)	188,548	180,562

Foreign currency translation adjustments	(8,734)	14,461	17,153

Benefit plan actuarial net gain (loss) for the period	6,251	(5,615)	(12,591)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	17,227	6,300	5,453
Total benefit plan net gain (loss) for the period	23,478	685	(7,138)
Total other comprehensive income (loss), net of tax	(176,549)	203,694	190,577

COMPREHENSIVE INCOME (LOSS)	$623,300	$555,567	$820,304

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$799,849	$351,873	$629,727
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(551,370)	(393,552)	(370,084)
Dividends received from subsidiary	-	-	300,000
Increase (decrease) in income taxes	(45,355)	119,331	40,695
Change in equity adjustments in limited partnerships	(32,802)	8,491	2,468
Change in other assets and liabilities, net	39,852	20,179	(16,615)
Amortization of bond premium (accrual of bond discount)	301	63	13
Net realized capital losses (gains)	(328,584)	73,338	(274,110)
Net cash provided by (used in) operating activities	(118,109)	179,722	312,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	87,973	(949,464)	15,174
Proceeds from fixed maturities matured/called - available for sale, at market value	-	1,750	-
Proceeds from fixed maturities sold - available for sale, at market value	-	-	12,000
Proceeds from equity maturities sold - at fair value	242,996	61,883	18,905
Distributions from other invested assets	2,014,483	1,113,176	389,200
Cost of fixed maturities acquired - available for sale, at market value	(147,970)	-	-
Cost of equity securities acquired - at fair value	(516,279)	(184,542)	(32,597)
Cost of other invested assets acquired	(2,076,233)	(1,211,726)	(388,598)
Net change in short-term investments	4,584	10,529	(16,403)
Proceeds from repayment (cost of issuance) of note receivable (payable), affiliated	(470,000)	10,000	(10,000)
Net cash provided by (used in) investing activities	(860,446)	(1,148,394)	(12,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	968,357	979,417	-
Cost of debt repurchase	-	(10,647)	-
Proceeds from issuance (cost of repayment) for note payable, affiliated	-	-	(300,000)
Net cash provided by (used in) financing activities	968,357	968,770	(300,000)

Net increase (decrease) in cash	(10,198)	98	(225)
Cash, beginning of period	10,482	10,384	10,609
Cash, end of period	$284	$10,482	$10,384

See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

1)The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of Everest Reinsurance Holdings, Inc. and its Subsidiaries.

2)The Senior Notes and Long-Term Subordinated Notes presented in Notes 5 and 6 are direct obligations of the Registrant.

3)Effective October 21, 2021, Everest Reinsurance Holdings, Inc. entered into a $470.0 million long term promissory note with Everest Reinsurance Company, a subsidiary entity. The promissory note has an interest rate of 3.25% payable annually and is scheduled to mature on October 21, 2051.

4)Effective February 19, 2019, Everest Reinsurance Holdings, Inc. entered into a $10.0 million long term promissory note with Everest Indemnity Insurance Company, an affiliated entity. The note was scheduled to mature on February 19, 2049 but was repaid in September 2020.

5)In December, 2015, Holdings transferred the 9,719,971 Common Shares of Group, which it held as other invested assets, at fair value, valued at $1.8 billion, to Preferred Holdings, an affiliated entity and subsidiary of Group, in exchange for 1,773.214 preferred shares of Preferred Holdings with a $1.0 million par value and 1.75% annual dividend rate. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group.

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Segments		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
As of and for the year ended December 31, 2021
Reinsurance	$314,784	$8,829,380	$1,426,730	$4,948,706	$501,287	$3,761,051	$1,250,145	$143,106	$5,264,652
Insurance	157,147	4,291,797	1,566,148	2,229,885	243,667	1,625,805	262,357	310,958	2,454,789
Total	$471,931	$13,121,177	$2,992,878	$7,178,592	$744,954	$5,386,856	$1,512,502	$454,064	$7,719,441

As of and for the year ended December 31, 2020
Reinsurance	$169,346	$7,896,076	$1,127,815	$4,484,693	$254,671	$3,209,160	$1,119,966	$119,320	$4,632,265
Insurance	210,361	3,682,020	1,257,359	1,921,883	121,235	1,398,984	253,389	281,713	2,006,435
Total	$379,707	$11,578,096	$2,385,174	$6,406,576	$375,906	$4,608,144	$1,373,355	$401,033	$6,638,700

As of and for the year ended December 31, 2019
Reinsurance	$182,531	$7,138,800	$1,069,829	$3,796,136	$249,073	$2,692,680	$1,027,286	$110,032	$3,923,799
Insurance	205,707	2,990,662	1,129,103	1,692,899	107,138	1,136,442	242,767	240,869	1,851,150
Total	$388,238	$10,129,462	$2,198,932	$5,489,035	$356,211	$3,829,122	$1,270,053	$350,901	$5,774,949

(Some amounts may not reconcile due to rounding.)

SCHEDULE IV - REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2021
Total property and liability
insurance premiums earned	$2,981,927	$1,544,024	$5,740,688	$7,178,592	$80.0%

December 31, 2020
Total property and liability
insurance premiums earned	$2,591,613	$1,368,436	$5,183,399	$6,406,576	$80.9%

December 31, 2019
Total property and liability
insurance premiums earned	$2,255,387	$1,193,359	$4,427,006	$5,489,034	$80.7%