Form 10-Q
period 2022-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2022-05-12
CIK 914748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

YES ☐NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2022
Common Shares, $0.01 par value	1,000

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.

Table of Contents

Form 10-Q

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts and par value per share)	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS:
Fixed maturities – available for sale, (amortized cost: 2022, $13,182,332; 2021, $12,733,499, allowances for credit losses: 2022, $(29,140); 2021, $(27,491))	$12,811,657	$12,860,395
Equity securities, at fair value	1,731,774	1,757,792
Short-term investments (cost: 2022, $573,473; 2021, $695,935)	573,473	695,886
Other invested assets	1,689,961	1,674,639
Other invested assets, at fair value	1,946,197	2,030,816
Cash	787,481	699,266
Total investments and cash	19,540,543	19,718,794
Note receivable - affiliated	500,000	500,000
Accrued investment income	98,956	89,966
Premiums receivable	1,618,574	1,719,961
Reinsurance recoverables - unaffiliated	1,622,579	1,569,328
Reinsurance recoverables - affiliated	2,117,624	2,298,769
Funds held by reinsureds	300,214	299,204
Deferred acquisition costs	451,952	471,931
Prepaid reinsurance premiums	418,775	431,055
Other assets	636,311	595,970
TOTAL ASSETS	$27,305,528	27,694,978

LIABILITIES:
Reserve for losses and loss adjustment expenses	$13,403,565	$13,121,177
Unearned premium reserve	2,947,792	2,992,878
Funds held under reinsurance treaties	34,512	48,410
Other net payable to reinsurers	399,471	391,577
Losses in course of payment	138,570	272,592
Income taxes	129,948	246,348
Senior notes	2,346,147	2,345,800
Long term notes	223,799	223,774
Borrowings from FHLB	519,000	519,000
Accrued interest on debt and borrowings	38,843	17,348
Unsettled securities payable	47,518	15,196
Other liabilities	430,355	462,831
Total liabilities	20,659,520	20,656,931
Commitments and Contingencies (Note 6)	(nil)	(nil)

STOCKHOLDER'S EQUITY:
Common shares, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2022 and 2021)	-	-
Additional paid-in capital	1,101,640	1,101,527
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) $(79,871) at 2022 and $24,279 at 2021	(301,735)	91,469
Retained earnings	5,846,103	5,845,051
Total stockholder's equity	6,646,008	7,038,047
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$27,305,528	$27,694,978

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
	(unaudited)
REVENUES:
Premiums earned	$1,828,592	$1,696,900
Net investment income	156,134	147,723
Net gains (losses) on investments:
Credit allowances on fixed maturity securities	(1,649)	(7,142)
Gains (losses) from fair value adjustments	(215,421)	130,629
Net realized gains (losses) from dispositions	(9,517)	11,524
Total net gains (losses) on investments	(226,587)	135,011
Other income (expense)	(9,397)	3,979
Total revenues	1,748,742	1,983,613

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,225,690	1,354,084
Commission, brokerage, taxes and fees	384,630	349,854
Other underwriting expenses	117,755	109,795
Corporate expenses	5,766	4,581
Interest, fees and bond issue cost amortization expense	24,078	15,534
Total claims and expenses	1,757,919	1,833,848

INCOME (LOSS) BEFORE TAXES	(9,177)	149,765
Income tax expense (benefit)	(10,229)	30,322

NET INCOME (LOSS)	$1,052	$119,443

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(394,279)	(109,858)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2,255	1,490
Total URA(D) on securities arising during the period	(392,024)	(108,368)

Foreign currency translation adjustments	(1,939)	2,262
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	758	2,043
Total benefit plan net gain (loss) for the period	758	2,043
Total other comprehensive income (loss), net of tax	(393,205)	(104,063)

COMPREHENSIVE INCOME (LOSS)	$(392,153)	$15,380

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands, except share amounts)	2022	2021
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, January 1	1,000	1,000
Balance, March 31	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, January 1	$1,101,527	$1,101,092
Share-based compensation plans	113	108
Balance, March 31	1,101,640	1,101,200

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, January 1	91,469	268,018
Net increase (decrease) during the period	(393,205)	(104,063)
Balance, March 31	(301,735)	163,955

RETAINED EARNINGS:
Balance, January 1	5,845,051	5,045,203
Net income (loss)	1,052	119,443
Balance, March 31	5,846,103	5,164,646

TOTAL STOCKHOLDER'S EQUITY, March 31	$6,646,008	$6,429,801

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,052	$119,443
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	100,613	(20,229)
Decrease (increase) in funds held by reinsureds, net	(15,006)	(9,734)
Decrease (increase) in reinsurance recoverables	126,897	70,548
Decrease (increase) in income taxes	(12,263)	28,199
Decrease (increase) in prepaid reinsurance premiums	12,266	404
Increase (decrease) in reserve for losses and loss adjustment expenses	287,533	528,078
Increase (decrease) in unearned premiums	(44,708)	68,743
Increase (decrease) in other net payable to reinsurers	7,902	80,245
Increase (decrease) in losses in course of payment	(133,786)	(19,876)
Change in equity adjustments in limited partnerships	(52,915)	(54,558)
Distribution of limited partnership income	39,589	11,015
Change in other assets and liabilities, net	(31,102)	(25,992)
Non-cash compensation expense	9,792	9,004
Amortization of bond premium (accrual of bond discount)	8,217	6,823
Net (gains) losses on investments	226,587	(135,011)
Net cash provided by (used in) operating activities	530,668	657,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	518,038	492,943
Proceeds from fixed maturities sold - available for sale	266,665	76,628
Proceeds from equity securities sold - at fair value	81,975	281,313
Proceeds from distributions and sales of other invested assets	75,895	32,201
Cost of fixed maturities acquired - available for sale	(1,253,493)	(1,140,719)
Cost of equity securities acquired - at fair value	(195,026)	(174,877)
Cost of other invested assets acquired	(74,708)	(51,719)
Net change in short-term investments	122,545	87,694
Net change in unsettled securities transactions	29,268	(99,747)
Net cash provided by (used in) investing activities	(428,842)	(496,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(9,679)	(8,896)
Net cash provided by (used in) financing activities	(9,679)	(8,896)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,932)	(11,760)

Net increase (decrease) in cash	88,215	140,163
Cash, beginning of period	699,266	378,518
Cash, end of period	$787,481	$518,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$1,916	$2,001
Interest paid	2,210	1,775

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2022, and 2021

1. GENERAL

Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”), which is a direct subsidiary of Everest Re Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally. As used in this document, “Company” means Holdings and its subsidiaries. “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company and its subsidiaries, a subsidiary of Holdings (unless the context otherwise requires).

2. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021, 2020 and 2019, included in the Company’s most recent Form 10-K filing.

The Company consolidates the results of operations and financial position of all voting interest entities ("VOE") in which the Company has a controlling financial interest and all variable interest entities ("VIE") in which the Company is considered to be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the facts and circumstances surrounding each entity.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2022 presentation.

Application of Recently Issued Accounting Standard Changes.

The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2022. The Company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company’s consolidated financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no new material accounting standards issued in the three months ended March 31, 2022, that impacted Holdings.

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

3. INVESTMENTS

The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation, gross unrealized depreciation and market value of available for sale, fixed maturity securities as of the dates indicated:

	At March 31, 2022
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$614,399	$-	$2,885	$(18,958)	$598,326
Obligations of U.S. states and political subdivisions	560,375	(151)	9,538	(10,574)	559,188
Corporate securities	4,139,112	(20,049)	31,529	(161,092)	3,989,500
Asset-backed securities	3,902,584	(7,680)	12,954	(50,893)	3,856,965
Mortgage-backed securities
Commercial	560,337	-	2,092	(19,495)	542,934
Agency residential	1,219,867	-	2,080	(65,354)	1,156,593
Non-agency residential	3,828	-	-	(78)	3,750
Foreign government securities	663,651	-	8,220	(23,112)	648,759
Foreign corporate securities	1,518,179	(1,260)	9,482	(70,759)	1,455,642
Total fixed maturity securities	$13,182,332	$(29,140)	$78,780	$(420,315)	$12,811,657

	At December 31, 2021
	Amortized	Allowances for	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Credit Losses	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$656,742	$-	$9,303	$(3,296)	$662,749
Obligations of U.S. states and political subdivisions	558,842	(151)	29,080	(1,150)	586,621
Corporate securities	4,036,000	(19,267)	89,172	(31,000)	4,074,905
Asset-backed securities	3,464,248	(7,680)	20,732	(11,014)	3,466,286
Mortgage-backed securities
Commercial	586,441	-	20,538	(4,085)	602,894
Agency residential	1,255,186	-	15,568	(10,076)	1,260,678
Non-agency residential	4,398	-	16	(6)	4,408
Foreign government securities	677,327	-	21,658	(7,005)	691,980
Foreign corporate securities	1,494,315	(393)	34,449	(18,497)	1,509,874
Total fixed maturity securities	$12,733,499	$(27,491)	$240,516	$(86,129)	$12,860,395

The amortized cost and market value of fixed maturity securities are shown in the following tables by contractual maturity. Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2022		At December 31, 2021
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$531,594	$528,253	$586,432	$583,676
Due after one year through five years	3,581,700	3,492,586	3,488,358	3,526,854
Due after five years through ten years	2,212,469	2,120,957	2,260,481	2,309,870
Due after ten years	1,169,953	1,109,619	1,087,955	1,105,729
Asset-backed securities	3,902,584	3,856,965	3,464,248	3,466,286
Mortgage-backed securities
Commercial	560,337	542,934	586,441	602,894
Agency residential	1,219,867	1,156,593	1,255,186	1,260,678
Non-agency residential	3,828	3,750	4,398	4,408
Total fixed maturity securities	$13,182,332	$12,811,657	$12,733,499	$12,860,395

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods as indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities and short-term investments	$(495,874)	$(137,150)
Change in unrealized appreciation (depreciation), pre-tax	(495,874)	(137,150)
Deferred tax benefit (expense)	103,850	28,782
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$(392,024)	$(108,368)

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2022 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$330,675	$(17,107)	$26,943	$(1,851)	$357,618	$(18,958)
Obligations of U.S. states and political subdivisions	135,080	(8,844)	12,751	(1,682)	147,831	(10,526)
Corporate securities	2,118,003	(123,492)	445,862	(36,858)	2,563,865	(160,350)
Asset-backed securities	2,960,529	(48,767)	24,846	(2,126)	2,985,375	(50,893)
Mortgage-backed securities
Commercial	374,658	(18,526)	7,679	(969)	382,337	(19,495)
Agency residential	645,068	(40,906)	291,443	(24,448)	936,511	(65,354)
Non-agency residential	3,750	(78)	-	-	3,750	(78)
Foreign government securities	408,626	(17,159)	58,514	(5,953)	467,140	(23,112)
Foreign corporate securities	919,482	(60,962)	121,714	(9,796)	1,041,196	(70,758)
Total	7,895,871	(335,841)	989,752	(83,683)	8,885,623	(419,524)
Securities where an allowance for credit losses was recorded	18,569	(791)	-	-	18,569	(791)
Total fixed maturity securities	$7,914,440	$(336,632)	$989,752	$(83,683)	$8,904,192	$(420,315)

	Duration of Unrealized Loss at March 31, 2022 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Depreciation	Value	Depreciation	Value	Depreciation
Fixed maturity securities
Due in one year or less	$74,178	$(1,054)	$40,190	$(4,159)	$114,368	$(5,213)
Due in one year through five years	1,833,163	(80,465)	350,078	(18,791)	2,183,241	(99,256)
Due in five years through ten years	1,249,123	(79,621)	238,368	(27,751)	1,487,491	(107,372)
Due after ten years	755,402	(66,424)	37,148	(5,439)	792,550	(71,863)
Asset-backed securities	2,960,529	(48,767)	24,846	(2,126)	2,985,375	(50,893)
Mortgage-backed securities	1,023,476	(59,510)	299,122	(25,417)	1,322,598	(84,927)
Total	7,895,871	(335,841)	989,752	(83,683)	8,885,623	(419,524)
Securities where an allowance for credit losses was recorded	18,569	(791)	-	-	18,569	(791)
Total fixed maturity securities	$7,914,440	$(336,632)	$989,752	$(83,683)	$8,904,192	$(420,315)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2022 were $8.9 billion and $420.3 million, respectively. The market value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at March 31, 2022, did not exceed 2.8% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss position at March 31, 2022, comprised less than 0.6% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $336.6 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset backed securities and agency residential mortgage backed securities. Of these unrealized losses, $299.7 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $83.7 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage-backed securities. Of these unrealized losses $77.1 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2022, the unrealized losses are due to changes in interest rates and non-issuer specific credit spreads and are not credit related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2021 were $5.9 billion and $86.1 million, respectively. The market value of securities for the issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2021, did not exceed 2.1% of the overall market value of the Company’s fixed maturity securities. The market value of the securities for the issuer with the second largest unrealized loss comprised less than 0.4% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $70.9 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset backed securities and agency residential mortgage backed securities. Of these unrealized losses, $61.5 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $15.2 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage backed securities. Of these unrealized losses $12.3 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the tables below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Fixed maturities	$94,431	$85,121
Equity securities	4,146	2,923
Short-term investments and cash	215	153
Other invested assets
Limited partnerships	43,522	52,151
Dividends from preferred shares of affiliate	7,758	7,758
Other	11,831	6,019
Gross investment income before adjustments	161,903	154,125
Funds held interest income (expense)	2,823	3,489
Interest income from Parent	1,768	1,268
Gross investment income	166,494	158,882
Investment expenses	(10,360)	(11,159)
Net investment income	$156,134	$147,723

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

The Company had contractual commitments to invest up to an additional $985.6 million in limited partnerships and private placement loan securities at March 31, 2022. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2026.

The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of March 31, 2022, the market value of investments in the facility consolidated within the Company’s balance sheets was $502.4 million.

Other invested assets, at fair value, as of March 31, 2022 and December 31, 2021, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group.

Variable Interest Entities

The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of March 31, 2022 and December 31, 2021, the Company did not hold any securities for which it is the primary beneficiary.

The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2022 and December 31, 2021 is limited to the total carrying value of $1.7 billion and $1.7 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets. As of March 31, 2022, the Company has outstanding commitments totaling $0.7 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.

In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations and are reported in fixed maturities, available-for-sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Fixed maturity securities:
Allowances for credit losses	$(1,649)	$(7,142)
Net realized gains (losses) from dispositions	(5,089)	3,927
Equity securities, fair value:
Net realized gains (losses) from dispositions	(8,268)	6,238
Gains (losses) from fair value adjustments	(130,802)	37,551
Other invested assets	3,919	1,346
Other invested assets, fair value:
Gains (losses) from fair value adjustments	(84,619)	93,078
Short-term investment gains (losses)	(79)	13
Total net gains (losses) on investments	$(226,587)	$135,011

	Roll Forward of Allowance for Credit Losses
	Three Months Ended March 31, 2022
		Asset	Obligations of U.S. states and political subdivisions	Foreign
	Corporate	Backed		Corporate
	Securities	Securities		Securities	Total
Beginning Balance	$(19,267)	$(7,680)	$(151)	$(393)	$(27,491)
Credit losses on securities where credit
losses were not previously recorded	(1,929)	-	-	(969)	(2,898)
Increases in allowance on previously
impaired securities	-	-	-	-	-
Decreases in allowance on previously
impaired securities	-	-	-	-	-
Reduction in allowance due to disposals	1,147	-	-	102	1,249

Balance as of March 31, 2022	$(20,049)	$(7,680)	$(151)	$(1,260)	$(29,140)

	Roll Forward of Allowance for Credit Losses
	Three Months Ended March 31, 2021
		Asset	Foreign
	Corporate	Backed	Corporate
	Securities	Securities	Securities	Total

Beginning Balance	$(1,205)	$-	$(361)	$(1,566)
Credit losses on securities where credit
losses were not previously recorded	(2,383)	(4,915)	-	(7,298)
Increases in allowance on previously
impaired securities	-	-	-	-
Decreases in allowance on previously
impaired securities	-	-	-	-
Reduction in allowance due to disposals	-	-	156	156

Balance as of March 31, 2021	$(3,588)	$(4,915)	$(205)	$(8,708)

The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Proceeds from sales of fixed maturity securities	$266,665	$76,628
Gross gains from dispositions	3,155	6,349
Gross losses from dispositions	(8,244)	(2,422)

Proceeds from sales of equity securities	$81,975	$281,313
Gross gains from dispositions	3,508	12,304
Gross losses from dispositions	(11,776)	(6,066)

4. RESERVES FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Gross reserves beginning of period	$13,121,177	$11,578,096
Less reinsurance recoverables on unpaid losses	(3,650,716)	(3,951,474)
Net reserves beginning of period	9,470,461	7,626,622
Incurred related to:
Current year	1,218,941	1,338,891
Prior years	6,749	15,193
Total incurred losses and LAE	1,225,690	1,354,084
Paid related to:
Current year	248,452	168,407
Prior years	675,926	527,470
Total paid losses and LAE	924,378	695,877

Foreign exchange/translation adjustment	6,507	(6,819)

Net reserves end of period	9,778,280	8,278,010
Plus reinsurance recoverables on unpaid losses	3,625,285	3,829,356
Gross reserves end of period	$13,403,565	$12,107,366

(Some amounts may not reconcile due to rounding.)

Current year incurred losses were $1.2 billion and $1.3 billion for the three months ended March 31, 2022 and 2021, respectively. Gross and net reserves increased for the three months ended March 31, 2022, reflecting an increase in underlying exposure due to premium growth, partially offset by a reduction of $180.0 million in current year catastrophe losses. Prior year incurred losses were primarily driven by development on prior year catastrophe losses.

5. FAIR VALUE

GAAP guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use fair value measures for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement, with Level 1 being the highest priority and Level 3 being the lowest priority.

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

The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At March 31, 2022, $2.1 billion of fixed maturities, market value were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2021, $2.0 billion of fixed maturities, market value were fair valued using unobservable inputs.

The Company internally manages a public equity portfolio which had a fair value at March 31, 2022 and December 31, 2021 of $1.4 billion and $1.3 billion, respectively. During the fourth quarter of 2021, the Company began to internally manage a portfolio of collateralized loan obligations included in asset-backed securities which had a fair value of $2.1 billion and $2.0 billion at March 31, 2022 and December 31, 2021, respectively. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.

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

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$598,326	$-	$598,326	$-
Obligations of U.S. states and political subdivisions	559,188	-	559,188	-
Corporate securities	3,989,500	-	3,274,844	714,656
Asset-backed securities	3,856,965	-	2,468,274	1,388,691
Mortgage-backed securities
Commercial	542,934	-	537,044	5,890
Agency residential	1,156,593	-	1,156,593	-
Non-agency residential	3,750	-	3,750	-
Foreign government securities	648,759	-	648,759	-
Foreign corporate securities	1,455,642	-	1,439,716	15,926
Total fixed maturities, market value	12,811,657	-	10,686,494	2,125,163

Equity securities, fair value	1,731,774	1,693,098	38,676	-
Other invested assets, fair value	1,946,197	-	-	1,946,197

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$662,749	$-	$662,749	$-
Obligations of U.S. states and political subdivisions	586,621	-	586,621	-
Corporate securities	4,074,905	-	3,344,980	729,925
Asset-backed securities	3,466,286	-	2,215,005	1,251,281
Mortgage-backed securities
Commercial	602,894	-	602,894	-
Agency residential	1,260,678	-	1,260,678	-
Non-agency residential	4,408	-	4,408	-
Foreign government securities	691,980	-	691,980	-
Foreign corporate securities	1,509,874	-	1,493,859	16,015
Total fixed maturities, market value	12,860,395	-	10,863,174	1,997,221

Equity securities, fair value	1,757,792	1,721,762	36,030	-
Other invested assets, fair value	2,030,816	-	-	2,030,816

In addition, $299.6 million and $286.6 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, are not included within the fair value hierarchy tables as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2022
	Corporate	Asset		Foreign
(Dollars in thousands)	Securities	Backed Securities	CMBS	Corporate	Total
Beginning balance	$729,925	$1,251,281	$-	$16,015	$1,997,221
Total gains or (losses) (realized/unrealized)
Included in earnings	1,429	102	-	13	1,544
Included in other comprehensive income (loss)	(4,167)	(28,788)	(23)	(61)	(33,039)
Purchases, issuances and settlements	(12,531)	166,096	5,913	(41)	159,437
Transfers in and/or (out) of Level 3	-	-	-	-	-
Ending balance	$714,656	$1,388,691	$5,890	$15,926	$2,125,163
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$318	$-	$-	$-	$318

(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities, Market Value
	Three Months Ended March 31, 2021
	Corporate	Asset	Foreign
(Dollars in thousands)	Securities	Backed Securities	Corporate	Total
Beginning balance	$630,843	$623,033	$5,700	$1,259,576
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,788)	(4,168)	2	(5,954)
Included in other comprehensive income (loss)	2,835	(3,135)	49	(251)
Purchases, issuances and settlements	2,003	169,630	(153)	171,480
Transfers in and/or (out) of Level 3	-	-	-	-
Ending balance	$633,893	$785,360	$5,598	$1,424,851
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

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

The war in the Ukraine is ongoing and an evolving event. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals by numerous countries, including the United States. The significant political and economic uncertainty surrounding the war and associated sanctions have impacted economic and investment markets both within Russia and around the world. To the best of our knowledge at this time, the Company has limited financial exposure related to the Russian invasion of the Ukraine. However, given the ongoing nature of the war and the high degree of uncertainty around both exposures and coverage, a reasonable estimation of potential loss is not credible at this time.

7. COMPREHENSIVE INCOME (LOSS)

The following tables present the components of comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(498,693)	104,414	$(394,279)
Reclassification of net realized losses (gains) included in net income (loss)	2,818	(563)	2,255
Foreign currency translation adjustments	(2,440)	501	(1,939)
Reclassification of amortization of net gain (loss) included in net income (loss)	960	(202)	758
Total other comprehensive income (loss)	$(497,355)	$104,150	$(393,205)

(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2021
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(139,019)	29,161	$(109,858)
Reclassification of net realized losses (gains) included in net income (loss)	1,870	(379)	1,490
Foreign currency translation adjustments	2,856	(594)	2,262
Reclassification of amortization of net gain (loss) included in net income (loss)	2,586	(543)	2,043
Total other comprehensive income (loss)	$(131,708)	$27,645	$(104,063)

(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended		Affected line item within the
	March 31,		statements of operations and
AOCI component	2022	2021	comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$2,818	$1,870	Other net gains (losses) on investments
	(563)	(379)	Income tax expense (benefit)
	$2,255	$1,490	Net income (loss)
Benefit plan net gain (loss)	$960	$2,586	Other underwriting expenses
	(202)	(543)	Income tax expense (benefit)
	$758	$2,043	Net income (loss)

(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Beginning balance of URA (D) on securities	$121,869	$313,161
Current period change in URA (D) of investments - non-credit related	(392,024)	(108,368)
Ending balance of URA (D) on securities	(270,155)	204,793

Beginning balance of foreign currency translation adjustments	19,992	28,727
Current period change in foreign currency translation adjustments	(1,939)	2,262
Ending balance of foreign currency translation adjustments	18,053	30,989

Beginning balance of benefit plan net gain (loss)	(50,392)	(73,870)
Current period change in benefit plan net gain (loss)	758	2,043
Ending balance of benefit plan net gain (loss)	(49,634)	(71,827)

Ending balance of accumulated other comprehensive income (loss)	$(301,735)	$163,955

8. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS

A subsidiary of the Company, Everest Reinsurance company (“Everest Re”), has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies. At March 31, 2022, the total amount on deposit in the trust account was $567.4 million.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in thousands)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis

Series 2017-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	50,000	Aggregate
Series 2017-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	75,000	Aggregate
Series 2017-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/13/2017	4/13/2022	175,000	Aggregate
Series 2018-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	62,500	Aggregate
Series 2018-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/6/2022	200,000	Aggregate
Series 2018-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	62,500	Aggregate
Series 2018-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/30/2018	5/5/2023	200,000	Aggregate
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150,000	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275,000	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150,000	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275,000	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150,000	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85,000	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150,000	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90,000	Aggregate

	Total available limit as of March 31, 2022			$2,325,000

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

				March 31, 2022		December 31, 2021
				Consolidated		Consolidated
			Principal	Balance Sheet	Market	Balance Sheet	Market
(Dollars in thousands)	Date Issued	Date Due	Amounts	Amount	Value	Amount	Value
4.868% Senior notes	06/05/2014	06/01/2044	400,000	$397,343	$437,148	$397,314	$503,840
3.5% Senior notes	10/07/2020	10/15/2050	1,000,000	$980,178	$895,420	$980,046	$1,054,520
3.125% Senior notes	10/04/2021	10/15/2052	1,000,000	$968,626	$832,780	$968,440	$983,140
			2,400,000	$2,346,147	$2,165,348	$2,345,800	$2,541,500

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Interest expense incurred 4.868% Senior notes	$4,868	$4,868
Interest expense incurred 3.5% Senior notes	$8,807	$8,805
Interest expense incurred 3.125% Senior notes	$7,913	$-
	$21,588	$13,673

10. LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes. Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					March 31, 2022		December 31, 2021
		Original			Consolidated		Consolidated
		Principal	Maturity Date		Balance	Market	Balance	Market
(Dollars in thousands)	Date Issued	Amount	Scheduled	Final	Sheet Amount	Value	Sheet Amount	Value
Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$223,799	$208,685	$223,774	$216,289

During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 15, 2022 to May 15, 2022 is 2.89%.

Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes. The Company’s 4.868% senior notes, due on June 1, 2044, are the Company’s long term indebtedness that ranks senior to the long term subordinated notes.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Interest expense incurred	$1,530	$1,462

11. FEDERAL HOME LOAN BANK MEMBERSHIP

Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2022, Everest Re had admitted assets of approximately $20.4 billion which provides borrowing capacity of up to approximately $2.0 billion. As of March 31, 2022, Everest Re has $519.0 million of borrowings outstanding, with maturities in November and December 2022 and interest payable at interest rates between 0.53% and 0.65%. Everest Re incurred interest expense of $0.7 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in thousands)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$1,379,671	$825,337	$2,205,008	$1,420,082	$713,252	$2,133,334
Net written premiums	1,185,341	610,868	1,796,209	1,208,813	556,530	1,765,343

Premiums earned	$1,209,313	$619,279	$1,828,592	$1,177,170	$519,730	$1,696,900
Incurred losses and LAE	820,471	405,219	1,225,690	970,318	383,766	1,354,084
Commission and brokerage	315,329	69,300	384,630	290,556	59,298	349,854
Other underwriting expenses	30,974	86,782	117,755	36,289	73,505	109,795
Underwriting gain (loss)	$42,539	$57,978	$100,517	$(119,994)	$3,161	$(116,833)

Net investment income			156,134			147,723
Net gains (losses) on investments			(226,587)			135,011
Corporate expense			(5,766)			(4,581)
Interest, fee and bond issue cost amortization expense			(24,078)			(15,534)
Other income (expense)			(9,397)			3,979
Income (loss) before taxes			$(9,177)			$149,765

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Canada gross written premiums	$67,765	$34,330

No other country represented more than 5% of the Company’s revenues.

13. RELATED-PARTY TRANSACTIONS

Parent

Group entered into a $300.0 million long term note agreement with Everest Re as of December 17, 2019. The note pays interest annually at a rate of 1.69% and is scheduled to mature in December, 2028. The Company recognized interest income related to this long term note of $1.3 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

Group entered into a $200.0 million long term note agreement with Everest Re as of August 5, 2021. The note pays interest annually at a rate of 1.00% and is scheduled to mature in August, 2030. The Company recognized interest income related to this long term note of $0.5 million and $0 million for the three months ended March 31, 2022 and 2021, respectively.

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

Holdings has reported the preferred shares in Preferred Holdings, as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). The following table presents the dividends received on the preferred shares of Preferred Holdings and on the Parent shares that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Dividends received on preferred stock of affiliate	$7,758	$7,758

Affiliates

The Company has engaged in reinsurance transactions with Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Reinsurance Company (Ireland) dac (“Ireland Re”), Everest Insurance (Ireland) dac (“Ireland Insurance”), Everest International Reinsurance Ltd. (“Everest International”), Everest Insurance Company of Canada (“Everest Canada”), Lloyd’s Syndicate 2786 and Mt. Logan Re, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

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

Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract (“stop loss agreement”) with Bermuda Re. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreement was most recently renewed effective January 1, 2022.

Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021, subject to renewal thereafter. The contract provides Bermuda Re (UK Branch), with up to £100.0 million of reinsurance coverage for each catastrophe occurrence above £40.0 million. Bermuda Re (UK Branch) paid Everest Re £3.5 million for this coverage. This contract was most recently renewed effective January 1, 2022.

Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective February 1, 2021 through January 31, 2022, subject to renewal thereafter. The contract provides Ireland Re with up to €145.0 million of reinsurance coverage for each catastrophe occurrence above €16.0 million. Ireland Re paid Everest Re €9.8 million for this coverage. This contract was most recently renewed effective February 1, 2022.

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

On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior. As a result of the LPT agreement, the

Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970.0 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500.0 million of adverse development coverage on the subject loss reserves. As of March 31, 2022, and December 31, 2021, the Company has a reinsurance recoverable of $853.9 million and $856.4 million, respectively, recorded on its balance sheet due from Bermuda Re.

The following tables summarize the premiums and losses ceded by the Company to Bermuda Re and Everest International, respectively, and premiums and losses assumed by the Company from Everest Canada, Everest Ireland and Lloyd’s syndicate 2786 for the periods indicated:

	Three Months Ended
Bermuda Re	March 31,
(Dollars in thousands)	2022	2021
Ceded written premiums	$92,439	$70,853
Ceded earned premiums	92,438	70,877
Ceded losses and LAE	(1,845)	(30,104)

Assumed written premiums	2,257	-
Assumed earned premiums	3,439	61
Assumed losses and LAE	(194)	25

	Three Months Ended
Everest International & Canada	March 31,
(Dollars in thousands)	2022	2021
Assumed written premiums	-	-
Assumed earned premiums	-	-
Assumed losses and LAE	8,055	59

	Three Months Ended
Ireland Re	March 31,
(Dollars in thousands)	2022	2021
Assumed written premiums	$2,302	$2,923
Assumed earned premiums	2,512	1,948
Assumed losses and LAE	2,441	-

	Three Months Ended
Ireland Insurance	March 31,
(Dollars in thousands)	2022	2021
Assumed written premiums	$1,959	$1,301
Assumed earned premiums	1,640	1,262
Assumed losses and LAE	6,391	698

	Three Months Ended
Lloyd's Syndicate 2786	March 31,
(Dollars in thousands)	2022	2021
Assumed written premiums	$(7)	$599
Assumed earned premiums	(7)	529
Assumed losses and LAE	254	(1,582)

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts and assumed by the Company from Mt. Logan Re segregated accounts.

	Three Months Ended
Mt. Logan Re Segregated Accounts	March 31,
(Dollars in thousands)	2022	2021
Ceded written premiums	$40,665	$81,371
Ceded earned premiums	42,484	65,988
Ceded losses and LAE	36,764	72,994

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

Prior to the pandemic, there was a growing industry consensus that there was some firming of (re)insurance rates for the areas impacted by the recent catastrophes. The increased frequency of catastrophe losses that continued to be experienced in 2022 and throughout 2021 appears to be further pressuring the increase of rates. As business activity continues to regain strength, rates also appear to be firming in most lines of business, particularly in the casualty lines that had seen significant losses such as excess casualty and directors’ and officers’ liability. Other casualty lines are experiencing modest rate increase, while some lines such as workers’ compensation were experiencing softer market conditions. It is too early to tell what the impact on pricing conditions will be, but it is likely to change depending on the line of business and geography.

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

The war in the Ukraine is ongoing and an evolving event. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals by numerous countries, including the United States. The significant political and economic uncertainty surrounding the war and associated sanctions have impacted economic and investment markets both within Russia and around the world. To the best of our knowledge at this time, the Company has limited financial exposure related to the Russian invasion of the Ukraine. However, given the ongoing nature of the war and the high degree of uncertainty around both exposures and coverage, a reasonable estimation of potential loss is not credible at this time.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2022	2021	(Decrease)
Gross written premiums	$2,205.0	$2,133.3	3.4%
Net written premiums	1,796.2	1,765.3	1.7%

REVENUES:
Premiums earned	$1,828.6	$1,696.9	7.8%
Net investment income	156.1	147.7	5.7%
Net gains (losses) on investments	(226.6)	135.0	NM
Other income (expense)	(9.4)	4.0	NM
Total revenues	1,748.7	1,983.6	-11.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,225.7	1,354.1	-9.5%
Commission, brokerage, taxes and fees	384.6	349.9	9.9%
Other underwriting expenses	117.8	109.8	7.3%
Corporate expense	5.8	4.6	25.9%
Interest, fee and bond issue cost amortization expense	24.1	15.5	55.0%
Total claims and expenses	1,757.9	1,833.8	-4.1%

INCOME (LOSS) BEFORE TAXES	(9.2)	149.8	-106.1%
Income tax expense (benefit)	(10.2)	30.3	-133.7%
NET INCOME (LOSS)	$1.1	$119.4	-99.1%

RATIOS:			Point Change
Loss ratio	67.0%	79.8%	(12.8)
Commission and brokerage ratio	21.0%	20.6%	0.4
Other underwriting expense ratio	6.4%	6.5%	(0.1)
Combined ratio	94.5%	106.9%	(12.4)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions)	2022	2021	(Decrease)
Balance sheet data:
Total investments and cash	$19,540.5	$19,718.8	-0.9%
Total assets	27,305.5	27,695.0	-1.4%
Loss and loss adjustment expense reserves	13,403.6	13,121.2	2.2%
Total debt	3,088.9	3,088.6	0.0%
Total liabilities	20,659.5	20,656.9	0.0%
Stockholder's equity	6,646.0	7,038.0	-5.6%

(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.

Premiums. Gross written premiums increased by 3.4% to $2.2 billion for the three months ended March 31, 2022, compared to $2.1 billion for the three months ended March 31, 2021, reflecting a $112.1 million, or 15.7%, increase in our Insurance business and a $40.4 million, or 2.8%, decrease in our reinsurance business. The rise in insurance premiums was primarily due to increases in specialty casualty business and other specialty business. The decrease in reinsurance premiums was mainly due to a decline property pro rata business.

Net written premiums increased by 1.7% to $1.80 billion for the three months ended March 31, 2022, compared to $1.77 billion for the three months ended March 31, 2021, which is consistent with the change in gross written premiums. Premiums earned increased by 7.8% to $1.8 billion for the three months ended March 31, 2022, compared to $1.7 billion for the three months ended March 31, 2021. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period. Accordingly, the significant increases in gross written premiums from pro rata business during the latter half of 2021 contributed to the current quarter percentage increase in net earned premiums.

Other Income (Expense). We recorded other expense of $9.4 million and other income of $4.0 million for the three months ended March 31, 2022 and 2021, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.

Net Investment Income. Refer to Consolidated Investments Results Section below.

Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2022
Attritional	$1,138.5	62.3%		$-	0.0%		$1,138.5	62.3%
Catastrophes	80.5	4.4%		6.7	0.4%		87.2	4.8%
Total	$1,218.9	66.7%		$6.7	0.4%		$1,225.7	67.0%
2021
Attritional	$1,078.4	63.6%		$(1.0)	-0.1%		$1,077.4	63.5%
Catastrophes	260.5	15.4%		16.2	1.0%		276.7	16.4%
Total	$1,338.9	79.0%		$15.2	0.9%		$1,354.1	79.8%
Variance 2022/2021
Attritional	$60.1	(1.3)	pts	$1.0	0.1	pts	$61.1	(1.2)	pts
Catastrophes	(180.0)	(11.0)	pts	(9.4)	(0.6)	pts	(189.5)	(11.6)	pts
Total	$(119.9)	(12.3)	pts	$(8.4)	(0.5)	pts	$(128.4)	(12.8)	pts

Incurred losses and LAE decreased by 9.5% to $1.2 billion for the three months ended March 31, 2022 compared to $1.4 billion for the three months ended March 31, 2021, primarily due to a decline of $180.0 million in current year catastrophe losses, partially offset by an increase of $60.1 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $80.5 million for the three months ended March 31, 2022 related to 2022 Australia floods ($70.5 million) and the 2022 March U.S. storms ($10.0 million). The current year catastrophe losses of $260.5 million for the three months ended March 31, 2021 related to Texas winter storms ($253.0 million), and the 2021 Australia floods ($7.5 million).

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $384.6 million for the three months ended March 31, 2022 compared to $349.9 million for the three months ended March 31, 2021. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses increased to $117.8 million for the three months ended March 31, 2022 compared to $109.8 million for the three months ended March 31, 2021. The increases were mainly due to the impact of increase in premiums earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $5.8 million from $4.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase was mainly due to higher compensation costs from increased staff count.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $24.1 million and $15.5 million for the three months ended March 31, 2022 and 2021, respectively. The variance in expense was primarily due to the issuance of $1.0 billion of senior notes in October 2021. Interest expense was also impacted by the movements in the floating interest rate related to the long term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 2.89% as of March 31, 2022.

Income Tax Expense (Benefit). We had income tax benefit of $10.2 million and income tax expense of $30.3 million for the three months ended March 31, 2022 and 2021, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.

Net Income (Loss).

Our net income was $1.1 million and $119.4 million, for the three months ended March 31, 2022 and 2021 respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.

Our combined ratio decreased by 12.4 points to 94.5% for the three months ended March 31, 2022, compared to 106.9% for the three months ended March 31, 2021. The loss ratio component decreased 12.8 points for the three months ended March 31, 2022 over the same period last year mainly due to a decline of $180.0 million in current year catastrophe losses. The commission and brokerage ratio components increased slightly to 21.0% for the three months ended March 31, 2022 compared to 20.6% for the three months ended March 31, 2021 mainly due to changes in the mix of business. The other underwriting expense ratios decreased slightly to 6.4% for the three months ended March 31, 2022 compared to 6.5% for the three months ended March 31, 2021.

Stockholder's Equity.

Stockholder’s equity decreased by $392.0 million to $6.6 billion at March 31, 2022 from $7.0 billion at December 31, 2021, principally as a result of $392.0 million of net unrealized depreciation on investments, net of tax and $1.9 million of net foreign currency translation adjustments, partially offset by $1.1 million of net income and $0.8 million of net benefit plan obligation adjustments, net of tax. The movement in the unrealized depreciation on investments was driven by the change in interest rates on the Company’s fixed maturity portfolio.

Consolidated Investment Results

Net Investment Income.

Net investment income increased to $156.1 million for the three months ended March 31, 2022 compared to $147.7 million for the three months ended March 31, 2021. The increase was primarily the result of increases in income from fixed maturity securities and other alternative investments, partially offset by a decline in income from limited partnerships. The limited partnership income primarily reflects increases in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2022	2021
Fixed maturities	$94.4	$85.1
Equity securities	4.2	2.9
Short-term investments and cash	0.2	0.1
Other invested assets
Limited partnerships	43.5	52.2
Dividends from preferred shares of affiliate	7.8	7.8
Other	11.8	6.0
Gross investment income before adjustments	161.9	154.1
Funds held interest income (expense)	2.8	3.5
Interest income from Parent	1.8	1.3
Gross investment income	166.5	158.9
Investment expenses	10.4	11.2
Net investment income	$156.1	$147.7

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated.

	Three Months Ended
	March 31,
	2022	2021
Annualized pre-tax yield on average cash and invested assets	3.3%	3.8%
Annualized after-tax yield on average cash and invested assets	2.6%	3.1%

Net Gains (Losses) on Investments.

The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities
Gains	$3.2	$6.3	$(3.2)
Losses	(8.2)	(2.4)	(5.8)
Total	(5.1)	3.9	(9.0)
Equity securities, fair value
Gains	3.5	12.3	(8.8)
Losses	(11.8)	(6.1)	(5.7)
Total	(8.3)	6.2	(14.5)
Other invested assets
Gains	4.3	1.4	2.9
Losses	(0.3)	(0.1)	(0.2)
Total	3.9	1.3	2.6
Short Term Investments:
Gains	-	-	-
Losses	(0.1)	-	(0.1)
Total	(0.1)	-	(0.1)
Total net realized gains (losses) from dispositions
Gains	10.9	20.1	(9.1)
Losses	(20.5)	(8.6)	(11.9)
Total	(9.6)	11.5	(21.0)

Allowances for credit losses:	(1.6)	(7.1)	5.5

Gains (losses) from fair value adjustments:
Equity securities, fair value	(130.8)	37.6	(168.4)
Other invested assets, fair value	(84.6)	93.1	(177.7)
Total	(215.4)	130.6	(346.0)

Total net gains (losses) on investments	$(226.6)	$135.0	$(361.6)

(Some amounts may not reconcile due to rounding.)

Net gains (losses) on investments during the three months ended March 31, 2022 primarily relate to net losses from fair value adjustments on equity securities in the amount of $130.8 million as a result of equity market declines during the first quarter of 2022 and net losses of $84.6 million from fair value adjustments on other invested assets.

Segment Results.

The Company manages its reinsurance and insurance operations as autonomous units and key strategic decisions are based on the aggregate operating results and projections for these segments of business.

The Reinsurance operation writes risks on a worldwide basis in property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States as well as through branches in Canada and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the United States.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

Reinsurance.

The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	Variance	% Change
Gross written premiums	$1,379.7	$1,420.1	$(40.4)	-2.8%
Net written premiums	1,185.3	1,208.8	(23.5)	-1.9%

Premiums earned	$1,209.3	$1,177.2	$32.1	2.7%
Incurred losses and LAE	820.5	970.3	(149.8)	-15.4%
Commission and brokerage	315.3	290.6	24.8	8.5%
Other underwriting expenses	31.0	36.3	(5.3)	-14.6%
Underwriting gain (loss)	$42.5	$(120.0)	$162.5	135.5%

				Point Chg
Loss ratio	67.8%	82.4%		(14.6)
Commission and brokerage ratio	26.1%	24.7%		1.4
Other underwriting ratio	2.6%	3.1%		(0.5)
Combined ratio	96.5%	110.2%		(13.7)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums decreased by 2.8% to $1.38 billion for the three months ended March 31, 2022 from $1.42 billion for the three months ended March 31, 2021 primarily due to a decline in property pro rata business. Net written premiums decreased by 1.9% to $1.19 billion for the three months ended March 31, 2022 compared to $1.21 billion for the three months ended March 31, 2021, which is consistent with the change in gross written premiums. Premiums earned increased 2.7% to $1.21 billion for the three months ended March 31, 2022 compared to $1.18 billion for the three months ended March 31, 2021. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period. Accordingly, the increases in gross written premiums from pro rata business during the latter half of 2021 contributed to the current quarter percentage increase in net earned premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2022
Attritional	$737.6	61.0%		$0.4	0.0%		$738.0	61.0%
Catastrophes	75.5	6.2%		7.0	0.6%		82.5	6.8%
Total segment	$813.1	67.2%		$7.4	0.6%		$820.5	67.8%
2021
Attritional	$741.8	63.0%		$-	0.0%		$741.8	63.0%
Catastrophes	213.0	18.1%		15.5	1.3%		228.5	19.4%
Total segment	$954.8	81.1%		$15.5	1.3%		$970.3	82.4%
Variance 2022/2021
Attritional	$(4.2)	(2.0)	pts	$0.4	-	pts	$(3.8)	(2.0)	pts
Catastrophes	(137.5)	(11.9)	pts	(8.5)	(0.7)	pts	(146.0)	(12.6)	pts
Total segment	$(141.7)	(13.9)	pts	$(8.1)	(0.7)	pts	$(149.8)	(14.6)	pts

Incurred losses decreased by 15.4% to $820.5 million for the three months ended March 31, 2022, compared to $970.3 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease of $137.5 million in current year catastrophe losses. The current year catastrophe losses of $75.5 million for the three months ended March 31, 2022 related primarily to 2022 Australia floods ($70.5 million) and the 2022 March U.S. storms ($5.0 million). The $213.0 million of current year catastrophe losses for the three months ended March 31, 2021 related to Texas winter storms ($205.5 million), and the 2021 Australia floods ($7.5 million).

Segment Expenses. Commission and brokerage expenses increased to $315.3 million for the three months ended March 31, 2022 compared to $290.6 million for the three months ended March 31, 2021. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Segment other underwriting expenses decreased to $31.0 million for the three months ended March 31, 2022 from $36.3 million for the three months ended March 31, 2021. The decrease was mainly due to was mainly due to lower variable compensation expenses.

Insurance.

The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	Variance	% Change
Gross written premiums	$825.3	$713.3	$112.1	15.7%
Net written premiums	610.9	556.5	54.3	9.8%

Premiums earned	$619.3	$519.7	$99.5	19.2%
Incurred losses and LAE	405.2	383.8	21.5	5.6%
Commission and brokerage	69.3	59.3	10.0	16.9%
Other underwriting expenses	86.8	73.5	13.3	18.1%
Underwriting gain (loss)	$58.0	$3.2	$54.8	NM

				Point Chg
Loss ratio	65.4%	73.8%		(8.4)
Commission and brokerage ratio	11.2%	11.4%		(0.2)
Other underwriting ratio	14.0%	14.1%		(0.1)
Combined ratio	90.6%	99.4%		(8.8)

(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 15.7% to $825.3 million for the three months ended March 31, 2022 compared to $713.3 million for the three months ended March 31, 2021. The rise in gross written premiums was primarily due to increases in specialty casualty business and other specialty business. Net written premiums increased by 9.8% to $610.9 million for the three months ended March 31, 2022 compared to $556.5 million for the three months ended March 31, 2021. The difference between the change in net earned premiums compared to the change in gross written premiums is due to varying utilization of reinsurance. Premiums earned increased 19.2% to $619.3 million for the three months ended March 31, 2022 compared to $519.7 million for the three months ended March 31, 2021. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period. Accordingly, the significant increases in gross written premiums during the latter half of 2021 contributed to the current quarter percentage increase in net earned premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2022
Attritional	$400.9	64.7%		$(0.4)	-0.1%		$400.5	64.7%
Catastrophes	5.0	0.8%		(0.3)	0.0%		4.7	0.8%
Total segment	$405.9	65.5%		$(0.7)	-0.1%		$405.2	65.4%
2021
Attritional	$336.6	64.8%		$(1.0)	-0.2%		$335.6	64.6%
Catastrophes	47.5	9.1%		0.7	0.1%		48.2	9.3%
Total segment	$384.1	73.9%		$(0.3)	-0.1%		$383.8	73.8%
Variance 2022/2021
Attritional	$64.3	(0.1)	pts	$0.6	0.1	pts	$64.9	0.1	pts
Catastrophes	(42.5)	(8.3)	pts	(0.9)	(0.1)	pts	(43.4)	(8.5)	pts
Total segment	$21.8	(8.4)	pts	$(0.3)	-	pts	$21.5	(8.4)	pts

Incurred losses and LAE increased by 5.6% to $405.2 million for the three months ended March 31, 2022 compared to $383.8 million for the three months ended March 31, 2021, mainly due to an increase of $64.3 million in current year attritional losses which is primarily related to the impact of the increase in premiums earned, partially offset by a decrease of $42.5 million in current year catastrophe losses. The $5.0 million of current year catastrophe losses for the three months ended March 31, 2022, related to the 2022 March U.S. storms. The $47.5 million of current year catastrophe losses for the three months ended March 31, 2021, related to Texas winter storms.

Segment Expenses. Commission and brokerage increased to $69.3 million for the three months ended March 31, 2022 compared to $59.3 million for the three months ended March 31, 2021. The increase was mainly due to the impact of the increase in premiums earned.

Segment other underwriting expenses increased to $86.8 million for the three months ended March 31, 2022 compared to $73.5 million for the three months ended March 31, 2021. The increase was mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

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

Interest Rate Risk. Our $19.5 billion investment portfolio, at March 31, 2022, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1.7 billion of mortgage-backed securities in the $12.8 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $573.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2022
(Dollars in millions)	-200	-100	-	100	200
Total Market/Fair Value	$14,125.2	$13,755.2	$13,385.1	$13,015.1	$12,645.1
Market/Fair Value Change from Base (%)	5.5%	2.8%	0.0%	-2.8%	-5.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$584.6	$292.3	$-	$(292.3)	$(584.6)

We had $13.4 billion and $13.1 billion of gross reserves for losses and LAE as of March 31, 2022 and December 31, 2021, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2022
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,385.4	$1,558.6	$1,731.8	$1,905.0	$2,078.1
After-tax Change in Fair/Market Value	(273.6)	(136.8)	-	136.8	273.6

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

Dated: May 12, 2022