Form 10-Q
period 2022-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2022-08-11
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE

COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑

Quarterly Report Pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
June 30, 2022
☐

Transition Report

Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
Commission file number
1-14527
EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware
22-3263609
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
100 Everest Way
Warren
,
New Jersey
07059

(
908
)
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
Class At August 1, 2022
Common Shares, $0.01 par value
1,000
The Registrant

meets the

conditions set

forth

in General

Instruction

H (1)(a)

and (b)

of Form

10-Q and

is therefore

filing this
form with the reduced disclosure format permitted by General Instruction

H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q
Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2022 (unaudited)

and December 31,
2021 1
Consolidated Statements of Operations

and Comprehensive Income (Loss) for
the three and six months ended June 30, 2022 and 2021 (unaudited) 2
Consolidated Statements of Changes

in Stockholder’s Equity for the three

and
six months ended June 30, 2022 and 2021 (unaudited) 3
Consolidated Statements of Cash

Flows for the six months ended June 30, 2022
and 2021 (unaudited) 4
Notes to Consolidated Interim

Financial Statements (unaudited)
5
Item 2.
Management’s Discussion and Analysis of

Financial Condition and Results of
Operation 30
Item 3.
Quantitative and Qualitative

Disclosures About Market Risk
45
Item 4. Controls and Procedures 46
PART II
OTHER INFORMATION
Item 1. Legal Proceedings 46
Item 1A. Risk Factors 46
Item 2.
Unregistered Sales of Equity

Securities and Use of Proceeds
46
Item 3. Defaults Upon Senior Securities 46
Item 4. Mine Safety Disclosures 46
Item 5. Other Information 47
Item 6. Exhibits 47

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

BALANCE SHEETS
(Dollars in thousands, except share amounts and par value per share)
June 30, 2022 December 31, 2021
(unaudited)
ASSETS:

Fixed maturities - available for

sale, at fair value
$
12,873,421
$
12,860,395
(amortized cost: 2022, $
13,754,572
; 2021, $
12,733,499
, allowances for credit losses:

2022, ($
27,274
); 2021, ($
27,491
))
Fixed maturities - held to maturity,

at amortized cost, net of credit

allowances

71,390
-
(fair value: 2022, $
71,245
, credit allowances: 2022, ($
366
))
Equity securities, at fair value
1,249,310
1,757,792
Short-term investments (cost:

2022, $230,929; 2021, $695,935)
230,929
695,886
Other invested assets
1,791,521
1,674,639
Other invested assets, at fair value
1,791,539
2,030,816
Cash
843,746
699,266
Total investments

and cash
18,851,856
19,718,794
Notes receivable - affiliated
715,000
500,000
Accrued investment income
119,010
89,966
Premiums receivable
1,707,740
1,719,961
Reinsurance recoverables

- unaffiliated
1,660,791
1,569,328
Reinsurance recoverables

- affiliated
2,096,416
2,298,769
Funds held by reinsureds
299,030
299,204
Deferred acquisition costs
438,412
471,931
Prepaid reinsurance premiums
474,936
431,055
Income tax asset, net

106,686
-
Other assets
638,134
595,970
TOTAL ASSETS
$
27,108,011
$
27,694,978
LIABILITIES:
Reserve for losses and loss adjustment

expenses
$
13,738,357
$
13,121,177
Unearned premium reserve
3,042,059
2,992,878
Funds held under reinsurance treaties
42,230
48,410
Other net payable to reinsurers
425,910
391,577
Losses in course of payment
97,508
272,592
Income tax liability, net

-
246,348
Senior notes
2,346,495
2,345,800
Long term notes
223,824
223,774
Borrowings from FHLB
519,000
519,000
Accrued interest on debt and borrowings
16,664
17,348
Unsettled securities payable
56,336
15,196
Other liabilities
453,217
462,831

Total liabilities
20,961,600
20,656,931
Commitments and Contingencies (Note 6)
(nil) (nil)
STOCKHOLDER'S EQUITY:
Common stock, par value: $
0.01
;
3,000

shares authorized;

1,000

shares issued and outstanding

(2022 and 2021)
- -
Additional paid-in capital
1,101,750
1,101,527
Accumulated other comprehensive income

(loss), net of deferred income

tax expense (benefit) of ($
189,705
) at 2022 and $
24,279

at 2021
(715,759)
91,469
Retained earnings
5,760,420
5,845,051
Total stockholder's

equity
6,146,411
7,038,047
TOTAL LIABILITIES

AND STOCKHOLDER'S EQUITY
$
27,108,011
$
27,694,978
The accompanying notes are an integral

part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
(unaudited) (unaudited)
REVENUES:
Premiums earned

$
1,954,229
$
1,766,555
$
3,782,821
$
3,463,455
Net investment income
176,499
248,135
332,633
395,858
Net gains (losses) on investments:
Credit allowances on fixed maturity securities
1,500
(15,075)
(149)
(22,217)
Gains (losses) from fair value adjustments
(340,523)
191,376
(555,944)
322,005
Net realized gains (losses) from dispositions
(39,250)
7,462
(48,767)
18,986
Total net gains (losses) on investments
(378,273)
183,763
(604,860)
318,774
Other income (expense)
493
(1,867)
(8,904)
2,112
Total revenues
1,752,948
2,196,586
3,501,690
4,180,199
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses

1,303,937
1,095,618
2,529,627
2,449,702
Commission, brokerage, taxes and fees
408,663
386,848
793,293
736,702
Other underwriting expenses

120,263
109,930
238,018
219,725
Corporate expenses
5,886
7,618
11,652
12,199
Interest, fees and bond issue cost amortization expense
24,398
15,537
48,476
31,071
Total claims and expenses
1,863,147
1,615,551
3,621,066
3,449,399
INCOME (LOSS) BEFORE TAXES

(110,199)
581,035
(119,376)
730,800
Income tax expense (benefit)

(24,516)
115,228
(34,745)
145,550
NET INCOME (LOSS)

$
(85,683)
$
465,807
$
(84,631)
$
585,250
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
(411,103)
43,410
(805,382)
(66,448)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)
6,171
6,442
8,426
7,932
Total URA(D) on securities arising during the period
(404,932)
49,852
(796,956)
(58,516)
Foreign currency translation adjustments
(9,849)
13,985
(11,788)
16,247
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)
758
2,043
1,515
4,086
Total benefit plan net gain (loss) for the period
758
2,043
1,515
4,086
Total other comprehensive income (loss), net of tax
(414,023)
65,880
(807,228)
(38,183)
COMPREHENSIVE INCOME (LOSS)

$
(499,706)
$
531,687
$
(891,859)
$
547,067
The accompanying notes are an integral

part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF

CHANGES IN STOCKHOLDER’S EQUITY
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands, except share amounts)
2022 2021 2022 2021
(unaudited) (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period
1,000
1,000
1,000
1,000
Balance, end of period
1,000
1,000
1,000
1,000
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period $
1,101,640
$
1,101,200
$
1,101,527
$
1,101,092
Share-based compensation plans
110
116
223
224
Balance, end of period
1,101,750
1,101,316
1,101,750
1,101,316
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period
(301,735)
163,955
91,469
268,018
Net increase (decrease) during the period
(414,023)
65,880
(807,228)
(38,183)
Balance, end of period
(715,759)
229,835
(715,759)
229,835
RETAINED EARNINGS:
Balance, beginning of period
5,846,103
5,164,646
5,845,051
5,045,203
Net income (loss)

(85,683)
465,807
(84,631)
585,250
Balance, end of period
5,760,420
5,630,453
5,760,420
5,630,453
TOTAL STOCKHOLDER'S

EQUITY, END OF PERIOD
$
6,146,411
$
6,961,604
$
6,146,411
$
6,961,604
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF CASH FLOWS
Six Months Ended
June 30,
(Dollars in thousands) 2022 2021
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)

$
(84,631)
$
585,250
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable
9,684
(233,770)
Decrease (increase) in funds held by reinsureds, net
(6,320)
(21,256)
Decrease (increase) in reinsurance recoverables
105,327
226,291
Decrease (increase) in income taxes

(139,313)
116,483
Decrease (increase) in prepaid reinsurance premiums
(44,429)
(40,542)
Increase (decrease) in reserve for losses and loss adjustment expenses
636,696
807,984
Increase (decrease) in unearned premiums
51,183
272,722
Increase (decrease) in other net payable to reinsurers
35,068
66,461
Increase (decrease) in losses in course of payment
(174,622)
39,117
Change in equity adjustments in limited partnerships
(109,613)
(201,379)
Distribution of limited partnership income
48,802
27,905
Change in other assets and liabilities, net
(19,372)
(88,949)
Non-cash compensation expense
19,766
18,406
Amortization of bond premium (accrual of bond discount)
14,784
15,535
Net (gains) losses on investments
604,860
(318,774)
Net cash provided by (used in) operating activities
947,870
1,271,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale
875,642
1,153,258
Proceeds from fixed maturities sold - available for sale
511,218
242,072
Proceeds from fixed maturities matured/called/repaid - held to maturity
333
-
Proceeds from equity securities sold - at fair value
425,380
346,088
Proceeds from distributions and sales of other invested assets
98,653
70,811
Cost of fixed maturities acquired - available for sale
(2,464,587)
(2,401,534)
Cost of fixed maturities acquired - held to maturity
(72,061)
-
Cost of equity securities acquired - at fair value
(271,842)
(358,790)
Cost of other invested assets acquired
(153,486)
(210,373)
Net change in short-term investments
465,116
205,323
Net change in unsettled securities transactions
28,647
(129,026)
Proceeds from repayment (cost of issuance) of note receivable - affiliated
(215,000)
-
Net cash provided by (used in) investing activities
(771,987)
(1,082,171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense
(19,543)
(18,182)
Net cash provided by (used in) financing activities
(19,543)
(18,182)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
(11,860)
(3,903)
Net increase (decrease) in cash
144,480
167,228
Cash, beginning of period
699,266
378,518
Cash, end of period $
843,746
$
545,746
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered) $
104,325
$
28,859
Interest paid
48,414
31,520
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)
For the Three and Six Months Ended June 30, 2022, and

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

as of June

30, 2022 and

December 31, 2021

and
for the three and

six months ended June

30, 2022 and 2021

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

June 30, 2022

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

Application of Recently Issued Accounting

Standard Changes.

The

Company

did

not

adopt

any

new

accounting

standards

that

had

a

material

impact

during

the

three

and

six
months ended June 30, 2022. The Company

assessed the adoption impacts of recently issued

accounting standards
by

the

Financial

Accounting

Standards

Board

on

the

Company’s

consolidated

financial

statements

as

well

as
material

updates

to

previous

assessments,

if any,

from

the Company’s

Annual

Report

on

Form

10-K for

the

year
ended December 31, 2021.

There were no

new material accounting

standards issued

in the six months

ended June
30, 2022, that impacted Holdings.
Any

issued

guidance

and

pronouncements,

other

than

those

directly

referenced

above,

are

deemed

by

the
Company to be either not applicable or immaterial to

its financial statements.

3.

INVESTMENTS
The

following

tables

show

amortized

cost,

allowance

for

credit

losses,

gross

unrealized

appreciation,

gross
unrealized

depreciation

and

fair

value

of

available

for

sale,

fixed

maturity

securities

available

for

sale

as

of

the
dates indicated:

At June 30, 2022
Amortized
Allowances for

Unrealized Unrealized Fair
(Dollars in thousands)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations

$
615,312
$ - $
618
$
(26,187)
$
589,743
Obligations of U.S. states and political

subdivisions
528,830
(151)
3,951
(24,349)
508,281
Corporate securities
4,355,517
(25,584)
15,127
(337,377)
4,007,683
Asset-backed securities
3,928,582
-
679
(177,890)
3,751,371
Mortgage-backed securities
Commercial
566,417
- -
(41,999)
524,418
Agency residential
1,522,073
-
185
(112,358)
1,409,900
Non-agency residential
3,536
- -
(143)
3,393
Foreign government securities
697,135
-
6,339
(38,860)
664,614
Foreign corporate securities
1,537,170
(1,539)
4,439
(126,052)
1,414,018
Total fixed maturity securities – available for sale $
13,754,572
$
(27,274)
$
31,338
$
(885,215)
$
12,873,421
At December 31, 2021
Amortized Allowances for Unrealized Unrealized Fair
(Dollars in thousands)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations

$
656,742
$ - $
9,303
$
(3,296)
$
662,749
Obligations of U.S. states and political

subdivisions
558,842
(151)
29,080
(1,150)
586,621
Corporate securities
4,036,000
(19,267)
89,172
(31,000)
4,074,905
Asset-backed securities
3,464,248
(7,680)
20,732
(11,014)
3,466,286
Mortgage-backed securities
Commercial
586,441
-
20,538
(4,085)
602,894
Agency residential
1,255,186
-
15,568
(10,076)
1,260,678
Non-agency residential
4,398
-
16
(6)
4,408
Foreign government securities
677,327
-
21,658
(7,005)
691,980
Foreign corporate securities
1,494,315
(393)
34,449
(18,497)
1,509,874
Total fixed maturity securities – available for sale $
12,733,499
$
(27,491)
$
240,516
$
(86,129)
$
12,860,395

The amortized cost

and fair value of

fixed maturity securities

available for sale

are shown in the following

tables by
contractual maturity.

Mortgage-backed securities

are generally

more likely to

be prepaid than other

fixed maturity
securities.

As

the

stated

maturity

of

such

securities

may

not

be

indicative

of

actual

maturities,

the

totals

for
mortgage-backed and asset-backed

securities are shown separately.

At June 30, 2022 At December 31, 2021
Amortized Fair Amortized Fair
(Dollars in thousands)
Cost Value Cost Value
Fixed maturity securities – available for sale
Due in one year or less $
550,584
$
545,751
$
586,432
$
583,676
Due after one year through five years
3,688,680
3,513,385
3,488,358
3,526,854
Due after five years through ten years
2,134,269
1,933,772
2,260,481
2,309,870
Due after ten years
1,360,431
1,191,431
1,087,955
1,105,729
Asset-backed securities
3,928,582
3,751,371
3,464,248
3,466,286
Mortgage-backed securities
Commercial
566,417
524,418
586,441
602,894
Agency residential
1,522,073
1,409,900
1,255,186
1,260,678
Non-agency residential
3,536
3,393
4,398
4,408
Total fixed maturity securities $
13,754,572
$
12,873,421
$
12,733,499
$
12,860,395
During the second

quarter of 2022,

the Company

purchased fixed

maturity securities

classified as

held to maturity
with

an

amortized

cost

of

$
71.8

million

and

a

fair

value

of

$
71.2

million

as

of

June

30,

2022.

Fixed

maturity
securities held to maturity

consist of debt securities

for which the Company

has both the positive intent

and ability
to

hold

to

maturity

or

redemption

and

are

reported

at

amortized

cost,

net

of

the

current

expected

credit

loss
allowance.

Interest

income

for

fixed

maturity

securities

held

to

maturity

is

determined

in

the

same

manner

as
interest income for fixed

maturity securities available for

sale.
These fixed

maturity securities

held to

maturity are

comprised of

asset-backed

securities, with

an amortized

cost
of $
62.8

million,

gross

unrealized

appreciation

of $
0.1

million,

gross

unrealized

depreciation

of $
0.2

million,

and
fair value of $
62.4

million, and corporate

securities, with an amortized

cost of $
9.0

million, unrealized appreciation
of

$
0.0

million,

unrealized

depreciation

of

$
0.1

million,

and

fair

value

of

$
8.8

million,

as

of

June

30,

2022.

The
contractual maturity

of the corporate securities

held to maturity is
5 years

as of June 30, 2022. The stated

maturity
of asset-backed securities held to maturity

may not be indicative of actual maturities.
The Company evaluated

fixed maturity securities

classified as held to maturity

for current expected

credit losses as
of June

30, 2022

utilizing risk

characteristics

of each

security,

including credit

rating,

remaining time

to

maturity,
adjusted

for prepayment

considerations,

and subordination

level, and

applying default

and recovery

rates,

which
include the incorporation

of historical credit loss

experience and macroeconomic

forecasts, to

develop an estimate
of current

expected

credit

losses. These

fixed

maturities classified

as held

to maturity

are of

a high

credit quality
and are

all rated

investment

grade as

of June

30, 2022.

The allowance

for credit

losses expected

to be

recognized
over the

remaining life

of the

fixed maturity

securities classified

as held

to maturity

is $
0.4

million as

of June

30,
2022.

The

changes

in

net

unrealized

appreciation

(depreciation)

for

the

Company’s

available

for

sale

and

short

term
investments are derived

from the following sources for

the periods as indicated:
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities, available for sale and short-term investments $
(512,342)
$
63,124
$
(1,008,216)
$
(74,026)
Change in unrealized appreciation (depreciation), pre-tax
(512,342)
63,124
(1,008,216)
(74,026)
Deferred tax benefit (expense)

107,410
(13,272)
211,260
15,510
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity

$
(404,932)
$
49,852
$
(796,956)
$
(58,516)
The

tables

below

display

the

aggregate

fair

value

and

gross

unrealized

depreciation

of

fixed

maturity

securities
available

for

sale, by

security type

and contractual

maturity,

in each

case subdivided

according

to

length

of time
that individual securities had been in a continuous unrealized loss position for the periods indicated:

Duration of Unrealized Loss at June 30, 2022 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities -

available for sale
U.S. Treasury securities and

obligations of U.S. government

agencies and corporations
$
520,687
$
(23,947)
$
26,566
$
(2,240)
$
547,253
$
(26,187)
Obligations of U.S. states and

political subdivisions
207,489
(21,199)
15,223
(3,102)
222,712
(24,301)
Corporate securities
2,907,008
(282,978)
411,811
(53,735)
3,318,819
(336,713)
Asset-backed securities
3,518,224
(177,153)
9,307
(737)
3,527,531
(177,890)
Mortgage-backed securities
Commercial
515,599
(40,620)
8,818
(1,379)
524,417
(41,999)
Agency residential
1,130,396
(77,988)
266,332
(34,370)
1,396,728
(112,358)
Non-agency residential
3,393
(143)
- -
3,393
(143)
Foreign government securities
475,696
(29,114)
66,955
(9,746)
542,651
(38,860)
Foreign corporate securities
1,102,644
(109,378)
132,205
(16,531)
1,234,849
(125,909)
Total

10,381,136
(762,520)
937,217
(121,840)
11,318,353
(884,360)
Securities where an allowance for
credit losses was recorded
7,054
(855)
- -
7,054
(855)
Total fixed maturity securities $
10,388,190
$
(763,375)
$
937,217
$
(121,840)
$
11,325,407
$
(885,215)

Duration of Unrealized Loss at June 30, 2022 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities - available for sale
Due in one year or less $
342,251
$
(2,566)
$
39,994
$
(3,187)
$
382,245
$
(5,753)
Due in one year through five years
2,518,832
(149,344)
315,227
(23,856)
2,834,059
(173,200)
Due in five years through ten years
1,401,318
(158,998)
248,982
(46,474)
1,650,300
(205,472)
Due after ten years
951,123
(155,708)
48,557
(11,837)
999,680
(167,545)
Asset-backed securities
3,518,224
(177,153)
9,307
(737)
3,527,531
(177,890)
Mortgage-backed securities
1,649,388
(118,751)
275,150
(35,749)
1,924,538
(154,500)
Total

10,381,136
(762,520)
937,217
(121,840)
11,318,353
(884,360)
Securities where an allowance for credit
losses was recorded
7,054
(855)
- -
7,054
(855)
Total fixed maturity securities $
10,388,190
$
(763,375)
$
937,217
$
(121,840)
$
11,325,407
$
(885,215)
The

aggregate

fair

value

and

gross

unrealized

losses

related

to

fixed

maturity

securities

available

for

sale

in

an
unrealized

loss

position

at

June

30,

2022

were

$
11.3

billion

and

$
885.2

million,

respectively.

The

fair

value

of
securities for

the single

issuer

(the United

States

government)

whose securities

comprised

the largest

unrealized
loss

position

at

June

30,

2022,

did

not

exceed
4.3
%

of

the

overall

fair

value

of

the

Company’s

fixed

maturity
securities available

for

sale.

The fair

value

of the

securities

for

the issuer

with the

second

largest

unrealized

loss
position at June 30, 2022,

comprised less than
2.2
% of the Company’s

fixed maturity securities available

for sale. In
addition,

as indicated

on the

above

table,

there

was

no significant

concentration

of unrealized

losses

in any

one
market

sector.

The

$
763.4

million

of

unrealized

losses

related

to

fixed

maturity

securities

available

for

sale

that
have been

in an

unrealized

loss position

for less

than one

year were

generally

comprised of

domestic and

foreign
corporate

securities,

asset

backed

securities

and

agency

residential

mortgage

backed

securities.

Of

these
unrealized

losses,

$
662.6

million

were

related

to

securities

that

were

rated

investment

grade

by

at

least

one
nationally

recognized

rating

agency.

The

$
121.8

million

of

unrealized

losses

related

to

fixed

maturity

securities
available

for sale

in an

unrealized

loss position

for more

than one

year related

primarily to

domestic and

foreign
corporate

securities

as

well

as

agency

residential

mortgage-backed

securities.

Of

these

unrealized

losses

$
114.2
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

of June 30,

2022, the unrealized

losses are due

to changes in

interest rates

and non-
issuer

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

fair

value

and

gross

unrealized

depreciation

of

fixed

maturity

securities
available

for

sale, by

security type

and contractual

maturity,

in each

case subdivided

according

to

length

of time
that individual securities

had been in a

continuous unrealized

loss position for

the periods indicated.

The amounts
presented in

the tables below include

$
15.7

million of fair value

and $(
0.4
) million of gross

unrealized depreciation
as of December 31, 2021 related

to fixed maturity securities

available for sale

for which the Company

has recorded
an allowance for credit losses.

Duration of Unrealized Loss at December 31, 2021 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities -

available for sale
U.S. Treasury securities and

obligations of U.S. government

agencies and corporations
$
266,953
$
(3,296)
$ - $ - $
266,953
$
(3,296)
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
Total fixed maturity securities $
5,390,316
$
(70,899)
$
491,820
$
(15,230)
$
5,882,136
$
(86,129)
Duration of Unrealized Loss at December 31, 2021 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities - available for
sale
Due in one year or less $
81,412
$
(1,878)
$
35,515
$
(3,829)
$
116,927
$
(5,707)
Due in one year through five years
1,209,378
(18,614)
154,449
(3,418)
1,363,827
(22,032)
Due in five years through ten years
852,857
(20,678)
34,164
(1,977)
887,021
(22,655)
Due after ten years
516,562
(9,666)
26,736
(888)
543,298
(10,554)
Asset-backed securities
1,890,876
(10,713)
37,910
(301)
1,928,786
(11,014)
Mortgage-backed securities
839,231
(9,350)
203,046
(4,817)
1,042,277
(14,167)
Total fixed maturity securities $
5,390,316
$
(70,899)
$
491,820
$
(15,230)
$
5,882,136
$
(86,129)
The

aggregate

fair

value

and

gross

unrealized

losses

related

to

investments

in

an

unrealized

loss

position

at
December 31, 2021

were $
5.9

billion and $
86.1

million, respectively.

The fair value

of securities for

the issuer (the
United States

government)

whose securities

comprised the

largest unrealized

loss position

at December

31, 2021,
did not

exceed
2.1
% of the

overall

fair value

of the

Company’s

fixed maturity

securities available

for sale.

The fair
value

of

the

securities

for

the

issuer

with

the

second

largest

unrealized

loss

comprised

less

than
0.4
%

of

the
Company’s

fixed

maturity

securities available

for

sale. In

addition, as

indicated

on the

above

table,

there

was

no
significant

concentration

of

unrealized

losses

in

any

one

market

sector.

The

$
70.9

million

of

unrealized

losses
related

to

fixed

maturity

securities

that

have

been

in

an

unrealized

loss

position

for

less

than

one

year

were
generally

comprised

of

domestic

and

foreign

corporate

securities,

foreign

government

securities,

asset

backed
securities

and

agency

residential

mortgage

backed

securities.

Of

these

unrealized

losses,

$
61.5

million

were
related

to

securities

that

were

rated

investment

grade

by

at

least

one

nationally

recognized

rating

agency.

The
$
15.2

million of unrealized losses related

to fixed maturity securities available

for sale in an unrealized loss

position

for more than

one year related

primarily to domestic

and foreign corporate

securities as well

as agency residential
mortgage

backed

securities.

Of

these

unrealized

losses

$
12.3

million

were

related

to

securities

that

were

rated
investment grade by

at least one nationally recognized

rating agency.

In all instances, there were no projected

cash
flow shortfalls to recover the

full book value of the investments

and the related interest

obligations. The mortgage-
backed securities still have

excess credit coverage

and are current on interest

and principal payments.

The components of net investment

income are presented in the tables

below for the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Fixed maturities $
115,510
$
91,895
$
209,941
$
177,016
Equity securities
4,600
3,385
8,746
6,308
Short-term investments and cash
635
83
850
236
Other invested assets
Limited partnerships
45,244
126,407
88,766
178,558
Dividends from preferred shares of affiliate
7,758
7,758
15,516
15,516
Other

13,991
25,856
25,822
31,875
Gross investment income before adjustments
187,738
255,384
349,641
409,509
Funds held interest income (expense)
525
2,732
3,348
6,221
Interest income from Parent
1,800
1,281
3,568
2,549
Gross investment income

190,063
259,397
356,557
418,279
Investment expenses
(13,564)
(11,262)
(23,924)
(22,421)
Net investment income $
176,499
$
248,135
$
332,633
$
395,858
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

$
983.5

million

in

limited

partnerships
and

private

placement

loan

securities

at

June

30,

2022.

These

commitments

will

be

funded

when

called

in
accordance

with

the

partnership

and

loan

agreements,

which

have

investment

periods

that

expire,

unless
extended, through
2026
.
The Company participates in

a private placement liquidity sweep

facility (“the facility”). The primary purpose of the
facility is to

enhance the Company’s

return on its

short-term investments

and cash positions.

The facility invests

in
high quality,

short-duration securities

and permits daily liquidity.

The Company consolidates

its participation in

the
facility.

As of June 30, 2022,

the fair value

of investments

in the facility consolidated

within the Company’s

balance
sheets was $
262.3

million.

Other

invested

assets,

at

fair

value,

as

of

June

30,

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

June

30,

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

as of June 30, 2022 and December

31,
2021 is limited to the

total carrying value of $
1.8

billion and $
1.7

billion, respectively,

which are included in general
and

limited

partnerships

and

other

alternative

investments

in

Other

Invested

Assets

in

the

Company's
Consolidated Balance Sheets.

As of June 30, 2022, the

Company has outstanding

commitments totaling

$
0.8

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

maturities

available-for-sale

and

fixed

maturities

held

to

maturity.

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

the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Fixed maturity securities:
Allowances for credit losses $
1,500
$
(15,075)
$
(149)
$
(22,217)
Net realized gains (losses) from dispositions
(9,875)
4,128
(14,964)
8,055
Equity securities, fair value:
Net realized gains (losses) from dispositions
(30,009)
585
(38,277)
6,823
Gains (losses) from fair value adjustments
(185,865)
103,824
(316,667)
141,375
Other invested assets
583
2,748
4,502
4,094
Other invested assets, fair value:
Gains (losses) from fair value adjustments
(154,658)
87,552
(239,277)
180,630
Short-term investment gains (losses)
51
1
(28)
14
Total net gains (losses) on investments $
(378,273)
$
183,763
$
(604,860)
$
318,774

Roll Forward of Allowance for Credit Losses – Fixed maturities,

available for sale
Three Months Ended June 30, 2022 Six Months Ended June 30, 2022
Asset
Obligations of U.S.
states and
political
subdivisions
Foreign Asset
Obligations of
U.S. states and
political
subdivisions
Foreign
Corporate Backed Corporate Corporate Backed Corporate
Securities Securities Securities Total Securities Securities Securities Total
Beginning Balance $
(20,049)
$
(7,680)
$
(151)
$
(1,260)
$
(29,140)
$
(19,267)
$
(7,680)
$
(151)
$
(393)
$
(27,491)
Credit losses on securities where credit
losses were not previously recorded
(4,888)
- -
(172)
(5,060)
(6,817)
- -
(1,141)
(7,958)
Increases in allowance on previously
impaired securities
(653)
- -
(107)
(760)
(653)
- -
(107)
(760)
Decreases in allowance on previously

impaired securities
- - - - - - - - - -
Reduction in allowance due to disposals
6
7,680
- -
7,686
1,153
7,680
-
102
8,935
Balance as of June 30, 2022
$
(25,584)
$ - $
(151)
$
(1,539)
$
(27,274)
$
(25,584)
$ - $
(151)
$
(1,539)
$
(27,274)
Roll Forward of Allowance

for Credit Losses – Fixed maturities,

available for sale
Three Months Ended June 30, 2021 Six Months Ended June 30, 2021
Asset Foreign Asset Foreign
Corporate Backed Corporate Corporate Backed Corporate
Securities Securities Securities Total Securities Securities Securities Total
Beginning Balance $
(3,588)
$
(4,915)
$
(205)
$
(8,708)
$
(1,205)
$ - $
(361)
$
(1,566)
Credit losses on securities where credit
losses were not previously recorded
(13,538)
-
(188)
(13,726)
(15,921)
(4,915)
(188)
(21,024)
Increases in allowance on previously
impaired securities
(1,468)
- -
(1,468)
(1,468)
- -
(1,468)
Decreases in allowance on previously

impaired securities - - - - - - - -
Reduction in allowance due to disposals
119
- -
119
119
-
156
275
Balance as of June 30, 2021 $
(18,475)
$
(4,915)
$
(393)
$
(23,783)
$
(18,475)
$
(4,915)
$
(393)
$
(23,783)
The proceeds and split between gross

gains and losses from dispositions of fixed

maturity and equity securities, are
presented in the table below for

the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Proceeds from sales of fixed maturity securities, available for sale $
244,553
$
165,443
$
511,218
$
242,072
Gross gains from dispositions
3,119
8,850
6,274
15,199
Gross losses from dispositions
(12,994)
(4,722)
(21,238)
(7,144)
Proceeds from sales of equity securities $
343,405
$
64,775
$
425,380
$
346,088
Gross gains from dispositions
4,126
2,633
7,634
14,937
Gross losses from dispositions
(34,135)
(2,048)
(45,911)
(8,114)

4.

RESERVES FOR LOSSES, LAE

AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized

for the periods indicated:

Six Months Ended June 30,
(Dollars in thousands)
2022 2021
Gross reserves beginning of period $
13,121,177
$
11,578,096
Less reinsurance recoverables on unpaid losses
(3,650,716)
(3,951,474)
Net reserves beginning of period
9,470,461
7,626,622
Incurred related to:
Current year
2,520,596
2,450,567
Prior years
9,031
(865)
Total incurred losses and LAE
2,529,627
2,449,702
Paid related to:
Current year

775,023
550,907
Prior years
1,063,144
903,025
Total paid losses and LAE
1,838,167
1,453,932
Foreign exchange/translation adjustment

(16,668)
9,986
Net reserves end of period
10,145,252
8,632,376
Plus reinsurance recoverables on unpaid losses
3,593,105
3,772,228
Gross reserves end of period $
13,738,357
$
12,404,604
(Some amounts may not reconcile due to rounding.)
Current

year incurred

losses were

$
2.5

billion and

$
2.5

billion for

the six

months

ended June

30, 2022

and 2021,
respectively.

Gross

and

net

reserves

increased

for

the

six

months

ended

June

30,

2022, reflecting

an

increase

in
underlying

exposure

due

to

premium

growth

and

the

impact

of

$
24.6

million

of

incurred

losses

related

to

the
Ukraine/Russia

war,

partially offset

by a

reduction of

$
150.0

million in

current

year catastrophe

losses. Prior

year
incurred development of $
9.0

million is primarily driven by unfavorable

movement on prior year catastrophes.
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

The

Company

has

recorded

$
24.6
million

of

incurred

underwriting

losses

related

to

the

Ukraine

and

Russia

conflict

for

the

three

and

six

months
ended June 30, 2022.

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
Level 1

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

The investment

asset managers

do not make

any changes to

prices received from

either the pricing

services or the
investment

brokers.

In

addition,

the

investment

asset

managers

have

procedures

in

place

to

review

the
reasonableness

of the

prices from

the service

providers

and may

request verification

of the

prices. The

Company
also

continually

performs

quantitative

and

qualitative

analysis

of

prices,

including

but

not

limited

to

initial

and
ongoing

review

of

pricing

methodologies,

review

of

prices

obtained

from

pricing

services

and

third

party
investment

asset managers,

review of

pricing statistics

and trends,

and comparison

of prices

for certain

securities
with a

secondary price

source for

reasonableness. No

material variances

were noted

during these

price validation
procedures.

In limited

situations,

where

financial

markets

are

inactive

or

illiquid,

the

Company

may

use its

own
assumptions

about

future

cash

flows

and

risk-adjusted

discount

rates

to

determine

fair

value.

At

June

30,

2022,
$
2.2

billion of

fixed

maturities

were fair

valued

using unobservable

inputs. The

majority of

these

fixed

maturities
were valued

by investment

managers’

valuation

committees

and many

of these

fair values

were substantiated

by
valuations

from independent

third

parties.

The Company

has

procedures

in place

to

evaluate

these independent
third party

valuations.

At December

31, 2021,

$
2.0

billion of

fixed maturities

were fair

valued using

unobservable
inputs.

The

Company

internally

manages

a

public

equity

portfolio

which

had

a

fair

value

at

June

30,

2022

and
December 31,

2021

of

$
896.9

million

and

$
1.3

billion,

respectively.

During

the

fourth

quarter

of

2021,

the
Company

began

to

internally

manage

a

portfolio

of

collateralized

loan

obligations

included

in

asset-backed
securities available

for sale,

which had

a fair

value of

$
2.1

billion and

$
2.0

billion at

June 30,

2022 and

December
31, 2021,

respectively.

All prices

for

these securities

were obtained

from publicly

published sources

or nationally
recognized pricing vendors.

Equity

securities

denominated

in

U.S.

currency

with

quoted

prices

in

active

markets

for

identical

assets

are
categorized

as

Level

1

since

the

quoted

prices

are

directly

observable.

Equity

securities

traded

on

foreign
exchanges

are categorized

as Level

2 due

to the

added input

of a

foreign

exchange

conversion

rate

to determine
fair value. The Company uses foreign

currency exchange rates

published by nationally recognized sources.
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
●
U.S. Treasury

securities and obligations

of U.S. government

agencies and corporations

are primarily comprised
of U.S. Treasury

bonds and the fair value is based

on observable market inputs

such as quoted prices, reported
trades, quoted prices for similar issuances

or benchmark yields;
●
Obligations

of U.S.

states

and political

subdivisions are

comprised of

state

and municipal

bond issuances

and
the fair values

are based

on observable

market inputs

such as quoted

market prices,

quoted prices

for similar
securities, benchmark yields and credit spreads;
●
Corporate

securities

are

primarily

comprised

of U.S.

corporate

and

public utility

bond

issuances

and the

fair
values

are

based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar
securities, benchmark yields and credit spreads;
●
Asset-backed

and

mortgage-backed

securities

fair

values

are

based

on

observable

inputs

such

as

quoted
prices,

reported

trades,

quoted

prices

for

similar

issuances

or

benchmark

yields and

cash

flow models

using
observable inputs such as prepayment speeds,

collateral performance and default

spreads;
●
Foreign government

securities are

comprised of

global non-U.S.

sovereign

bond issuances

and the

fair values
are based

on observable

market inputs

such as

quoted market

prices, quoted

prices for

similar securities

and
models

with

observable

inputs

such

as

benchmark

yields

and

credit

spreads

and

then,

where

applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source;
●
Foreign corporate

securities are comprised of

global non-U.S. corporate

bond issuances and the fair

values are
based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar

securities

and
models

with

observable

inputs

such

as

benchmark

yields

and

credit

spreads

and

then,

where

applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source.

The following

table presents

the fair

value measurement

levels for

all assets,

which the

Company has

recorded at
fair value as of the period indicated:

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in thousands)
June 30, 2022 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations
$
589,743
$ - $
589,743
$ -
Obligations of U.S. states and political subdivisions
508,281
-
508,281
-
Corporate securities
4,007,683
-
3,145,256
862,427
Asset-backed securities
3,751,371
-
2,495,974
1,255,397
Mortgage-backed securities
Commercial
524,418
-
518,727
5,691
Agency residential
1,409,900
-
1,409,900
-
Non-agency residential
3,393
-
3,393
-
Foreign government securities
664,614
-
664,614
-
Foreign corporate securities
1,414,018
-
1,374,057
39,961
Total fixed maturities, available for sale
12,873,421
-
10,709,945
2,163,476
Equity securities, fair value
1,249,310
1,226,921
22,389
-
Other invested assets, fair value
1,791,539
- -
1,791,539
Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in thousands)
December 31, 2021 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations
$
662,749
$ - $
662,749
$ -
Obligations of U.S. states and political subdivisions
586,621
-
586,621
-
Corporate securities
4,074,905
-
3,344,980
729,925
Asset-backed securities
3,466,286
-
2,215,005
1,251,281
Mortgage-backed securities
Commercial
602,894
-
602,894
-
Agency residential
1,260,678
-
1,260,678
-
Non-agency residential
4,408
-
4,408
-
Foreign government securities
691,980
-
691,980
-
Foreign corporate securities
1,509,874
-
1,493,859
16,015
Total fixed maturities, available for sale
12,860,395
-
10,863,174
1,997,221
Equity securities, fair value
1,757,792
1,721,762
36,030
-
Other invested assets, fair value
2,030,816
- -
2,030,816

In

addition,

$
297.2

million

and

$
286.6

million

of

investments

within

other

invested

assets

on

the

consolidated
balance

sheets

as

of

June

30,

2022

and

December

31,

2021,

respectively,

are

not

included

within

the

fair

value
hierarchy tables as

the assets are measured at NAV

as a practical expedient to determine

fair value.

The

following

tables

present

the

activity

under

Level

3,

fair

value

measurements

using

significant

unobservable
inputs for fixed maturities available

for sale, for the periods indicated:

Total Fixed Maturities, Available for Sale
Three Months Ended June 30, 2022 Six Months Ended June 30, 2022
Corporate Asset Backed Foreign Corporate Asset Backed Foreign
(Dollars in thousands) Securities Securities CMBS Corporate Total Securities Securities CMBS Corporate Total
Beginning balance fixed maturities $
714,656
$
1,388,691
$
5,890
$
15,926
$
2,125,163
$
729,925
$
1,251,281
$ - $
16,015
$
1,997,221
Total gains or (losses) (realized/unrealized)
Included in earnings
(4,534)
35
-
16
(4,483)
(3,105)
137
-
29
(2,939)
Included in other comprehensive

income (loss)
(3,003)
(47,202)
(199)
(3,747)
(54,151)
(7,170)
(75,990)
(222)
(3,808)
(87,190)
Purchases, issuances and settlements
27,750
61,565
-
7,632
96,947
15,219
227,661
5,913
7,591
256,384
Transfers in (out) of Level 3 and reclassification of
securities in/(out) investment categories

127,558
(147,692)
-
20,134
-
127,558
(147,692)
-
20,134
-
Ending balance $
862,427
$
1,255,397
$
5,691
$
39,961
$
2,163,476
$
862,427
$
1,255,397
$
5,691
$
39,961
$
2,163,476
The amount of total gains or losses for the

period included in earnings (or changes in

net assets) attributable to the change in

unrealized gains or losses relating to

assets still held at the reporting date
$
(5,261)
$
7,679
$ - $ - $
2,418
$
(4,943)
$
7,679
$ - $ - $
2,736
(Some amounts may not reconcile due to rounding.)
Total Fixed Maturities,

Available for Sale
Three Months Ended June 30, 2021 Six Months Ended June 30, 2021
Corporate Asset Backed Foreign Corporate Asset Backed Foreign
(Dollars in thousands) Securities Securities Corporate Total Securities Securities Corporate Total
Beginning balance fixed maturities $
633,893
$
785,360
$
5,598
$
1,424,851
$
630,843
$
623,033
$
5,700
$
1,259,576
Total gains or (losses) (realized/unrealized)
Included in earnings
(13,762)
206
138
(13,418)
(15,550)
(3,962)
140
(19,372)
Included in other comprehensive income (loss)
4,583
7,610
(85)
12,108
7,418
4,475
(36)
11,857
Purchases, issuances and settlements
10,209
22,100
(765)
31,544
12,212
191,730
(918)
203,024
Transfers in (out) of Level

3 and reclassification of
securities in/(out) investment categories

- - - - - - - -
Ending balance $
634,923
$
815,276
$
4,886
$
1,455,085
$
634,923
$
815,276
$
4,886
$
1,455,085
The amount of total gains or losses for the

period included in earnings (or changes in

net assets) attributable to the change in

unrealized gains or losses relating to

assets still held at the reporting date
$
(17,279)
$
(4,915)
$ - $
(22,194)
$
(17,279)
$
(4,915)
$ - $
(22,194)
(Some amounts may not reconcile due to rounding.)

The Company’s

fixed maturity

securities held

to maturity

are recorded

at amortized

cost net

of credit

allowances,
with a carrying

value of

$
71.4

million and a

fair value

of $
71.2

million as

of June 30,

2022. The fair

values of

these
securities

are

determined

in

a

similar

manner

as

the

Company’s

fixed

maturity

securities

available

for

sale

as
described

above.

The

fair

values

of

these

securities

incorporate

the

use

of

significant

unobservable

inputs

and
therefore are classified as Level

3 within the fair value hierarchy

as of June 30, 2022.
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

reinsurance agreements,

the Company is not a
party to any other material litigation

or arbitration.
7.

COMPREHENSIVE INCOME (LOSS)
The following

tables

present

the

components

of comprehensive

income

(loss)

in

the

consolidated

statements

of
operations and comprehensive income

(loss) for the periods indicated:

Three Months Ended

June 30, 2022
Six Months Ended

June 30, 2022
(Dollars in thousands)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation) ("URA(D)")
on securities - non-credit related $
(520,134)
109,031
$
(411,103)
$
(1,018,827)
213,445
$
(805,382)
Reclassification of net realized losses (gains)
included in net income (loss)
7,793
(1,622)
6,171
10,611
(2,185)
8,426
Foreign currency translation adjustments
(12,475)
2,626
(9,849)
(14,915)
3,127
(11,788)
Reclassification of amortization of net gain (loss)
included in net income (loss)
959
(202)
758
1,919
(404)
1,515
Total other comprehensive income (loss) $
(523,857)
$
109,833
$
(414,023)
$
(1,021,212)
$
213,983
$
(807,228)
(Some amounts may not reconcile due to rounding)

Three Months Ended
June 30, 2021
Six Months Ended
June 30, 2021
(Dollars in thousands)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation) ("URA(D)")
on securities - non-credit related $
54,925
(11,515)
$
43,410
$
(84,094)
17,646
$
(66,448)
Reclassification of net realized losses (gains)
included in net income (loss)
8,198
(1,757)
6,442
10,068
(2,136)
7,932
Foreign currency translation adjustments
17,712
(3,727)
13,985
20,568
(4,321)
16,247
Reclassification of amortization of net gain (loss)
included in net income (loss)
2,586
(543)
2,043
5,172
(1,086)
4,086
Total other comprehensive income (loss) $
83,421
$
(17,542)
$
65,880
$
(48,286)
$
10,103
$
(38,183)
(Some amounts may not reconcile due to rounding)
The following table presents details

of the amounts reclassified from AOCI for

the periods indicated:

Three Months Ended Six Months Ended Affected line item within the
June 30, June 30,
statements of operations and

AOCI component 2022 2021 2022 2021 comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities $
7,793
$
8,198
$
10,611
$
10,068
Other net gains (losses) on investments
(1,622)
(1,757)
(2,185)
(2,136)
Income tax expense (benefit)
$
6,171
$
6,442
$
8,426
$
7,932
Net income (loss)
Benefit plan net gain (loss) $
959
$
2,586
$
1,919
$
5,172
Other underwriting expenses
(202)
(543)
(404)
(1,086)
Income tax expense (benefit)
$
758
$
2,043
$
1,515
$
4,086
Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents

the components of accumulated

other comprehensive income

(loss), net of tax,

in the
consolidated balance sheets for

the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)

2022 2021 2022 2021
Beginning balance of URA (D) on securities $
(270,155)
$
204,793
$
121,869
$
313,161
Current period change in URA (D) of investments - non-credit related
(404,932)
49,852
(796,956)
(58,516)
Ending balance of URA (D) on securities
(675,087)
254,645
(675,087)
254,645
Beginning balance of foreign currency translation adjustments
18,053
30,989
19,992
28,727
Current period change in foreign currency translation adjustments
(9,849)
13,985
(11,788)
16,247
Ending balance of foreign currency translation adjustments

8,204
44,974
8,204
44,974
Beginning balance of benefit plan net gain (loss)
(49,634)
(71,827)
(50,392)
(73,870)
Current period change in benefit plan net gain (loss)
758
2,043
1,515
4,086
Ending balance of benefit plan net gain (loss)
(48,876)
(69,784)
(48,876)
(69,784)
Ending balance of accumulated other comprehensive income (loss) $
(715,759)
$
229,835
$
(715,759)
$
229,835

8.

COLLATERALIZED REINSURANCE

AND TRUST AGREEMENTS

A

subsidiary

of

the

Company,

Everest

Reinsurance

company

(“Everest

Re”),

has

established

a

trust

agreement,
which

effectively

uses

Everest

Re’s

investments

as

collateral,

as

security

for

assumed

losses

payable

to

non-
affiliated ceding companies. At

June 30, 2022, the total amount on deposit in the trust

account was $
554.1

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
90,000
Aggregate
Series 2021-1 Class C-2
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/20/2026
90,000
Aggregate
Series 2022-1 Class A
US, Canada, Puerto Rico – Named Storm and Earthquake Events
6/22/2022
6/22/2025
300,000
Aggregate
Total available limit

as of June 30, 2022
$
2,062,500
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

(Dollars in thousands)
Note Series Issue Date Maturity Date Amount
Series 2018-1 Class A-2
4/30/2018
5/5/2023
62,500
Series 2018-1 Class B-2
4/30/2018
5/5/2023
200,000
Series 2019-1 Class A-1
12/12/2019
12/19/2023
150,000
Series 2019-1 Class B-1
12/12/2019
12/19/2023
275,000
Series 2019-1 Class A-2
12/12/2019
12/19/2024
150,000
Series 2019-1 Class B-2
12/12/2019
12/19/2024
275,000
Series 2021-1 Class A-1
4/8/2021
4/21/2025
150,000
Series 2021-1 Class B-1
4/8/2021
4/21/2025
85,000
Series 2021-1 Class C-1
4/8/2021
4/21/2025
85,000
Series 2021-1 Class A-2
4/8/2021
4/20/2026
150,000
Series 2021-1 Class B-2
4/8/2021
4/20/2026
90,000
Series 2021-1 Class C-2
4/8/2021
4/20/2026
90,000
Series 2022-1 Class A
6/22/2022
6/22/2025
300,000
$
2,062,500
9.

SENIOR NOTES
The table

below displays

Holdings’ outstanding

senior notes.

Fair value

is based on

quoted market

prices, but

due
to limited trading activity,

these senior notes are considered Level

2 in the fair value hierarchy.

June 30, 2022 December 31, 2021
Consolidated Consolidated
Principal

Balance Sheet Fair Balance Sheet Fair
(Dollars in thousands)
Date Issued Date Due Amounts Amount Value Amount Value
4.868
% Senior notes 06/05/2014 06/01/2044
400,000
$
397,373
$
374,212
$
397,314
$
503,840
3.5
% Senior notes 10/07/2020
10/15/2050
1,000,000
$
980,310
$
769,220
$
980,046
$
1,054,520
3.125
% Senior notes 10/04/2021
10/15/2052
1,000,000
$
968,811
$
701,820
$
968,440
$
983,140
2,400,000
$
2,346,495
$
1,845,252
$
2,345,800
$
2,541,500
Interest expense incurred in

connection with these senior notes is as follows

for the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Interest expense incurred
4.868
% Senior notes $
4,868
$
4,868
$
9,736
$
9,736
Interest expense incurred
3.5
% Senior notes $
8,807
$
8,805
$
17,614
$
17,610
Interest expense incurred
3.125
% Senior notes $
7,827
$ - $
15,741
$ -
$
21,502
$
13,673
$
43,090
$
27,346

10.

LONG TERM SUBORDINATED

NOTES
The table

below

displays

Holdings’

outstanding

fixed

to

floating

rate

long

term

subordinated

notes.

Fair

value

is
based on

quoted market

prices, but due

to limited

trading activity,

these subordinated

notes are

considered Level
2 in the fair value hierarchy.

June 30, 2022 December 31, 2021
Original Consolidated Consolidated
Principal Maturity Date Balance Fair Balance Fair
(Dollars in thousands)
Date Issued Amount Scheduled Final Sheet Amount Value Sheet Amount Value
Long term subordinated notes 04/26/2007 $
400,000
05/15/2037 05/01/2067 $
223,824
$
189,012
$
223,774
$
216,289
During the

fixed

rate

interest

period from
May 3, 2007

through
May 14, 2017
, interest

was

at

the annual

rate

of
6.6
%, payable

semi-annually

in arrears

on November 15

and May

15 of

each year,

commencing on
November 15,
2007
.

During the floating

rate interest

period from May

15, 2017 through

maturity,

interest will be

based on the 3
month

LIBOR

plus
238.5

basis

points,

reset

quarterly,

payable

quarterly

in

arrears

on

February 15,

May 15,
August 15 and November

15 of each year,

subject to Holdings’

right to defer

interest on
one

or more occasions

for
up

to
ten consecutive years
.

Deferred

interest

will

accumulate

interest

at

the

applicable

rate

compounded
quarterly

for

periods

from

and

including

May 15,

2017.

The

reset

quarterly

interest

rate

for

May

16,

2022

to
August 14, 2022 is
3.80
%.

Holdings may

redeem the

long term

subordinated

notes on

or after
May 15, 2017
, in

whole or

in part

at
100
% of
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

The

Company’s
4.868
%

senior
notes, due

on
June 1, 2044
,
3.5
% senior

notes due

on
October 15, 2050

and
3.125
% senior

notes due

on
October
15, 2052

are the Company’s

long term indebtedness that rank senior

to the long term subordinated notes.
Interest

expense

incurred

in

connection

with

these

long

term

subordinated

notes

is

as

follows

for

the

periods
indicated:
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Interest expense incurred $
1,927
$
1,460
$
3,458
$
2,922
11.

FEDERAL HOME LOAN BANK MEMBERSHIP
Everest

Re

is

a

member

of

the

Federal

Home

Loan

Bank

of

New

York

(“FHLBNY”),

which

allows

Everest

Re

to
borrow

up

to
10
%

of

its

statutory

admitted

assets.

As

of

June

30,

2022,

Everest

Re

had

admitted

assets

of
approximately

$
20.8

billion which

provides

borrowing capacity

of up

to approximately

$
2.1

billion. As

of June

30,
2022, Everest

Re has

$
519.0

million of

borrowings outstanding,

with maturities

in November

and December

2022
and

interest

payable

at

interest

rates

between
0.53
%

and
0.65
%.

Everest

Re

incurred

interest

expense

of

$
0.8
million

and

$
0.3

million

for

the

three

months

ended

June

30,

2022

and

2021,

respectively.

Everest

Re

incurred
interest

expense

of $
1.5

million and

$
0.6

million for

the six

months

ended June

30, 2022

and 2021,

respectively.
The

FHLBNY

membership

agreement

requires

that
4.5
%

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

Three Months Ended June 30, 2022 Six Months Ended June 30, 2022
(Dollars in thousands)
Reinsurance Insurance
Total

Reinsurance Insurance
Total

Gross written premiums $
1,394,004
$
1,042,883
$
2,436,887
$
2,773,675
$
1,868,220
$
4,641,895
Net written premiums
1,245,074
749,551
1,994,625
2,430,415
1,360,419
3,790,834
Premiums earned $
1,294,903
$
659,326
$
1,954,229
$
2,504,217
$
1,278,605
$
3,782,821
Incurred losses and LAE
875,402
428,536
1,303,937
1,695,872
833,755
2,529,627
Commission and brokerage
331,917
76,747
408,663
647,246
146,047
793,293
Other underwriting expenses
32,451
87,812
120,263
63,425
174,594
238,018
Underwriting gain (loss) $
55,134
$
66,232
$
121,366
$
97,674
$
124,209
$
221,883
Net investment income
176,499
332,633
Net gains (losses) on investments
(378,273)
(604,860)
Corporate expense
(5,886)
(11,652)
Interest, fee and bond

issue cost amortization expense
(24,398)
(48,476)
Other income (expense)

493
(8,904)
Income (loss) before taxes $
(110,199)
$
(119,376)

Three Months Ended June 30, 2021 Six Months Ended June 30, 2021
(Dollars in thousands)
Reinsurance Insurance
Total

Reinsurance Insurance
Total

Gross written premiums $
1,439,254
$
877,776
$
2,317,030
$
2,859,337
$
1,591,028
$
4,450,365
Net written premiums
1,291,229
637,106
1,928,335
2,500,042
1,193,636
3,693,678
Premiums earned $
1,232,157
$
534,398
$
1,766,555
$
2,409,327
$
1,054,128
$
3,463,455
Incurred losses and LAE
739,440
356,177
1,095,618
1,709,757
739,944
2,449,702
Commission and brokerage
324,989
61,859
386,848
615,545
121,157
736,702
Other underwriting expenses
32,999
76,932
109,930
69,288
150,437
219,725
Underwriting gain (loss) $
134,729
$
39,430
$
174,159
$
14,737
$
42,590
$
57,327
Net investment income
248,135
395,858
Net gains (losses) on investments
183,763
318,774
Corporate expense
(7,618)
(12,199)
Interest, fee and bond

issue cost amortization expense
(15,537)
(31,071)
Other income (expense)

(1,867)
2,112
Income (loss) before taxes $
581,035
$
730,800
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
U.S., in which the Company writes business,

for the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Canada gross written premiums $
80,714
$
68,955
$
148,479
$
103,285
No other country represented

more than
5
% of the Company’s revenues.

13.

RELATED-PARTY

TRANSACTIONS
Parent
Group entered

into a $
300.0

million long term note

agreement with Everest

Re as of December

17, 2019. The note
pays interest

annually at

a rate of
1.69
% and is

scheduled to mature

in December,

2028. The Company

recognized
interest income related

to this long term note

of $
1.3

million and $
1.3

million for the three months

ended June 30,
2022 and

2021, respectively

and $
2.5

million and

$
2.5

million for

the six

months

ended June

30, 2022

and 2021,
respectively.

Group entered into a

$
200.0

million long term note agreement

with Everest Re

as of August 5, 2021. The note pays
interest annually

at a rate

of
1.00
% and is

scheduled to

mature in

August, 2030.

The Company

recognized interest
income related to

this long term note

of $
0.5

million and $
0

million for the

three months ended

June 30, 2022 and
2021, respectively and $
1.0

million and $
0

million for the six months ended June 30, 2022 and 2021, respectively.

Group entered

into

a $
215.0

million long

term note

agreement

with Holdings

as of

June 29,

2022. The

note pays
interest annually at a rate

of
3.11
% and is scheduled to mature in June, 2052.

Group’s

Board

of

Directors

approved

an

amended

share

repurchase

program

authorizing

Group

and/or

its
subsidiary

Holdings

to purchase

Group’s

common shares

through

open market

transactions,

privately

negotiated
transactions

or

both.

The

most

recent

amendment

from

the

Board,

approved

on

May

22,

2020,

increased

the
cumulative number of shares that may

be repurchased under the program to
32.0

million shares.

Holdings had

purchased and

held
9,719,971

Common Shares

of Group,

which were

purchased in

the open market
between February 2007 and March 2011.
In December,

2015, Holdings

transferred

the
9,719,971

Common Shares

of Group,

which it

held as

other invested
assets,

at

fair

value,

valued

at

$
1.8

billion,

to

Preferred

Holdings

in

exchange

for
1,773.214

preferred

shares

of
Preferred

Holdings with

a $
1.0

million par

value and
1.75
% annual

dividend rate.

After the

exchange,

Holdings no
longer holds any shares or has any

ownership interest in Group.

Holdings

has

reported

the

preferred

shares

in

Preferred

Holdings,

as

other

invested

assets,

fair

value,

in

the
consolidated

balance

sheets

with

changes

in

fair

value

re-measurement

recorded

in

net

gains

(losses)

on
investments

in

the

consolidated

statements

of operations

and

comprehensive

income

(loss).

The following

table
presents

the dividends

received on

the preferred

shares

of Preferred

Holdings and

on the

Parent

shares

that are
reported as net investment

income in the consolidated

statements of

operations and comprehensive

income (loss)
for the period indicated.

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Dividends received on preferred stock of affiliate $
7,758
$
7,758
$
15,516
$
15,516
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

(Dollars in thousands)
Single

Percent Assuming Occurrence Aggregate
Coverage Period Ceding Company
Ceded

Company Type of Business Limit
Limit

01/01/2010-12/31/2010
Everest Re
44.0
%
Bermuda Re
property / casualty business
150,000
325,000
01/01/2011-12/31/2011
Everest Re
50.0
%
Bermuda Re
property / casualty business
150,000
300,000
01/01/2012-12/31/2014
Everest Re
50.0
%
Bermuda Re
property / casualty business
100,000
200,000
01/01/2015-12/31/2016
Everest Re
50.0
%
Bermuda Re
property / casualty business
162,500
325,000
01/01/2017-12/31/2017
Everest Re
60.0
%
Bermuda Re
property / casualty business
219,000
438,000
01/01/2010-12/31/2010
Everest Re- Canadian Branch
60.0
%
Bermuda Re
property business
350,000
(1)
-
01/01/2011-12/31/2011
Everest Re- Canadian Branch
60.0
%
Bermuda Re
property business
350,000
(1)
-
01/01/2012-12/31/2012
Everest Re- Canadian Branch
75.0
%
Bermuda Re
property / casualty business
206,250
(1)
412,500
(1)
01/01/2013-12/31/2013
Everest Re- Canadian Branch
75.0
%
Bermuda Re
property / casualty business
150,000
(1)
412,500
(1)
01/01/2014-12/31/2017
Everest Re- Canadian Branch
75.0
%
Bermuda Re
property / casualty business
262,500
(1)
412,500
(1)
01/01/2012-12/31/2017
Everest Canada
80.0
%
Everest Re- Canadian
Branch

property business
- -
01/01/2020
Everest International Assurance
100.0
%
Bermuda Re
life business
- -
(1)
Amounts shown are Canadian dollars.
Effective

January 1, 2018,

Everest

Re entered

into a

twelve

month whole

account aggregate

stop loss

reinsurance
contract

(“stop

loss

agreement”)

with

Bermuda

Re.

The

stop

loss

agreement

provides

coverage

for

ultimate

net

losses

on

applicable

net

earned

premiums

above

a

retention

level,

subject

to

certain

other

coverage

limits

and
conditions.

The stop loss agreement was most

recently renewed effective

January 1, 2022.

Everest

Re entered

into a

catastrophe

excess of

loss reinsurance

contract

with Bermuda

Re (UK

Branch), effective
January 1, 2021 through December

31, 2021, subject to renewal

thereafter.

The contract provides

Bermuda Re (UK
Branch),

with up

to £
100.0

million of

reinsurance

coverage

for each

catastrophe

occurrence

above

£
40.0

million.

Bermuda Re

(UK Branch)

paid Everest

Re £
3.5

million for

this coverage.

This contract

was most

recently renewed
effective January 1, 2022.
Everest

Re

entered

into

a

catastrophe

excess

of

loss

reinsurance

contract

with

Ireland

Re,

effective

February

1,
2021 through

January 31,

2022, subject

to renewal

thereafter.

The contract

provides Ireland

Re with up

to €
145.0
million of

reinsurance

coverage

for

each catastrophe

occurrence

above

€
16.0

million. Ireland

Re paid

Everest

Re
€
9.8

million for this coverage.

This contract was most recently

renewed effective February

1, 2022.
The

table

below

represents

loss

portfolio

transfer

(“LPT”)

reinsurance

agreements

whereby

net

insurance
exposures and reserves were

transferred to an

affiliate.

(Dollars in thousands)
Effective Transferring Assuming
% of Business or

Covered Period

Date
Company

Company Amount of Transfer of Transfer
10/01/2001
Everest Re (Belgium Branch)
Bermuda Re
100
%
All years
10/01/2008
Everest Re
Bermuda Re
$
747,022
01/01/2002-12/31/2007
12/31/2017
Everest Re
Bermuda Re
$
970,000
All years
On December 31,

2017, the

Company entered

into a

LPT agreement

with Bermuda

Re. The

LPT agreement

covers
subject

loss

reserves

of

$
2.3

billion

for

accident

years

2017

and

prior.

As

a

result

of

the

LPT

agreement,

the
Company

transferred

$
1.0

billion

of

cash

and

fixed

maturity

securities

and

transferred

$
970.0

million

of

loss
reserves

to

Bermuda

Re.

As

part

of the

LPT

agreement,

Bermuda

Re

will

provide

an

additional

$
500.0

million

of
adverse

development

coverage

on

the

subject

loss

reserves.

As

of

June

30,

2022,

and

December

31,

2021,

the
Company has a

reinsurance recoverable

of $
854.0

million and $
856.4

million, respectively,

recorded on

its balance
sheet due from Bermuda Re.
The

following

tables

summarize

the

premiums

and

losses

ceded

by

the

Company

to

Bermuda

Re

and

Everest
International,

respectively,

and

premiums

and

losses

assumed

by

the

Company

from

Everest

Canada,

Everest
Ireland and Lloyd’s

syndicate 2786 for the periods

indicated:

Three Months Ended Six Months Ended
Bermuda Re June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Ceded written premiums $
91,385
$
74,948
$
183,823
$
145,801
Ceded earned premiums
91,370
73,799
183,807
144,676
Ceded losses and LAE
2,955
20,990
1,111
(9,114)
Assumed written premiums
1,065
-
3,323
-
Assumed earned premiums
1,065
62
4,504
123
Assumed losses and LAE
3
40
(191)
66

Three Months Ended Six Months Ended
Everest International & Canada June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Assumed written premiums - - - -
Assumed earned premiums - - - -
Assumed losses and LAE
45
7
(1,824)
66
Three Months Ended Six Months Ended
Ireland Re June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Assumed written premiums $
2,037
$
2,978
$
4,338
$
5,901
Assumed earned premiums
2,037
2,978
4,549
4,927
Assumed losses and LAE - -
2,441
-
Three Months Ended Six Months Ended
Ireland Insurance June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Assumed written premiums $
1,905
$
1,489
$
3,864
$
2,790
Assumed earned premiums
2,338
1,252
3,978
2,514
Assumed losses and LAE
(4,784)
308
1,608
1,005
Three Months Ended Six Months Ended
Lloyd's Syndicate 2786 June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Assumed written premiums $
(250)
$
73
$
(257)
$
672
Assumed earned premiums
(250)
112
(257)
641
Assumed losses and LAE
132
1,796
387
214
The

following

table

summarizes

the

premiums

and

losses

that

are

ceded

by

the

Company

to

Mt.

Logan

Re
segregated accounts and

assumed by the Company from Mt. Logan

Re segregated accounts.

Three Months Ended Six Months Ended
Mt. Logan Re Segregated Accounts June 30, June 30,
(Dollars in thousands)
2022 2021 2022 2021
Ceded written premiums $
21,760
$
46,571
$
62,426
$
127,943
Ceded earned premiums
29,171
60,117
71,655
126,105
Ceded losses and LAE

22,884
21,613
59,648
94,607
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

The

Company

has

recorded

$24.6
million

of incurred

underwriting

losses

related

to

the

Ukraine

and

Russia

conflict

as of

the

three

and six

months
ended June 30, 2022.

Financial Summary.
We

monitor

and

evaluate

our

overall

performance

based

upon

financial

results.

The

following

table

displays

a
summary of the consolidated net income (loss), ratios

and stockholder’s equity for

the periods indicated:

Three Months Ended

Percentage

Six Months Ended

Percentage

June 30, Increase/ June 30, Increase/
(Dollars in millions)
2022 2021
(Decrease)
2022 2021
(Decrease)
Gross written premiums $ 2,436.9 $ 2,317.1 5.2% $ 4,641.9 $ 4,450.4 4.3%
Net written premiums 1,994.6 1,928.4 3.4% 3,790.8 3,693.7 2.6%
REVENUES:
Premiums earned $ 1,954.2 $ 1,766.6 10.6% $ 3,782.8 $ 3,463.5 9.2%
Net investment income 176.5 248.1 -28.9% 332.6 395.9 -16.0%
Net gains (losses) on investments (378.3) 183.8 NM (604.9) 318.8 NM
Other income (expense) 0.5 (1.9) NM (8.9) 2.1 NM
Total revenues 1,753.0 2,196.5 -20.2% 3,501.7 4,180.2 -16.2%
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses 1,303.9 1,095.6 19.0% 2,529.6 2,449.7 3.3%
Commission, brokerage, taxes and fees 408.7 386.8 5.6% 793.3 736.7 7.7%
Other underwriting expenses 120.3 109.9 9.4% 238.0 219.7 8.3%
Corporate expense 5.9 7.6 -22.7% 11.7 12.2 -4.5%
Interest, fee and bond issue cost amortization expense 24.4 15.6 56.5% 48.5 31.1 56.0%
Total claims and expenses 1,863.1 1,615.5 15.3% 3,621.1 3,449.4 5.0%
INCOME (LOSS) BEFORE TAXES (110.2) 581.0 -119.0% (119.4) 730.8 -116.3%
Income tax expense (benefit) (24.5) 115.3 -121.3% (34.7) 145.6 -123.9%
NET INCOME (LOSS)

$ (85.7) $ 465.8 -118.4% $ (84.6) $ 585.3 -114.5%
RATIOS:
Point
Change
Point
Change
Loss ratio 66.7% 62.0% 4.7 66.9% 70.7% (3.8)
Commission and brokerage ratio 20.9% 21.9% (1.0) 21.0% 21.3% (0.3)
Other underwriting expense ratio 6.2% 6.2% - 6.3% 6.3% -
Combined ratio 93.8% 90.1% 3.7 94.1% 98.3% (4.2)
At At

Percentage

June 30, December 31, Increase/
(Dollars in millions)
2022 2021
(Decrease)
Balance sheet data:
Total investments and cash $ 18,851.9 $ 19,718.8 -4.4%
Total assets 27,108.0 27,695.0 -2.1%
Loss and loss adjustment expense reserves 13,738.4 13,121.2 4.7%
Total debt 3,089.3 3,088.6 0.0%
Total liabilities 20,961.6 20,656.9 1.5%
Stockholder's equity 6,146.4 7,038.0 -12.7%
(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.
Premiums.

Gross written

premiums increased

by 5.2%

to $2.4

billion for

the three

months

ended June

30, 2022,
compared to $2.3

billion for the

three months

ended June 30,

2021, reflecting a

$165.1 million, or

18.8%, increase
in our Insurance

business and a

$45.3 million, or

3.1%, decrease

in our reinsurance

business. The

rise in insurance
premiums

was

primarily

due

to

increases

across

most

lines

of

business,

notably

specialty

casualty

business,
professional

liability business and

other specialty

business. The decrease

in reinsurance

premiums was

mainly due
to

a

decline

property

pro

rata

business.

Gross

written

premiums

increased

by

4.3%

to

$4.6

billion

for

the

six
months ended June

30, 2022, compared to

$4.5 billion for the

six months ended June

30, 2021, reflecting a

$277.2
million,

or

17.4%,

increase

in

our

Insurance

business

and

a

$85.7

million,

or

3.0%,

decrease

in

our

reinsurance
business. The rise in insurance

premiums was primarily due

to increases in most

lines of business, notably specialty
casualty

business,

professional

liability

business

and

other

specialty

business.

The

decrease

in

reinsurance
premiums was mainly due to a decline property pro

rata business.
Net written

premiums

increased

by 3.4%

to $2.0

billion for

the three

months

ended June

30, 2022,

compared

to
$1.9

billion

for

the

three

months

ended

June

30,

2021

and

increased

by

2.6%

to

$3.8

billion

for

the

six

months
ended June

30, 2022,

compared to

$3.7 billion

for the

six months

ended June

30, 2021.

The percentage

increases
in net written

premiums are

consistent

with the percentage

changes

in gross written

premiums. Premiums

earned
increased

by

10.6%

to

$2.0

billion

for

the

three

months

ended

June

30,

2022,

compared

to

$1.8

billion

for

the
three months

ended June

30, 2021

and increased

by 9.2%

to $3.8

billion for

the six

months ended

June 30,

2022,
compared to

$3.5 billion

for the

six months

ended June

30, 2021.

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

income

of

$0.5

million

and

other

expense

of

$1.9

million

for

the
three months

ended June

30, 2022

and 2021,

respectively.

We

recorded

other expense

of $8.9

million and

other
income of

$2.1 million

for the

six months

ended June

30, 2022

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

Three Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,236.6 63.3% $ - 0.0% $ 1,236.6 63.3%
Catastrophes 65.0 3.3% 2.3 0.1% 67.3 3.4%
Total $ 1,301.7 66.6% $ 2.3 0.1% $ 1,303.9 66.7%
2021
Attritional $ 1,076.7 60.9% $ (0.5) 0.0% $ 1,076.2 60.9%
Catastrophes 35.0 2.0% (15.6) -0.9% 19.4 1.1%
Total $ 1,111.7 62.9% $ (16.1) -0.9% $ 1,095.6 62.0%
Variance 2022/2021
Attritional $ 160.0 2.4 pts $ 0.5 - pts $ 160.5 2.4 pts
Catastrophes 30.0 1.3 pts 17.8 1.0 pts 47.9 2.3 pts
Total $ 190.0 3.7 pts $ 18.3 1.0 pts $ 208.3 4.7 pts
Six Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 2,375.1 62.8% $ - 0.0% $ 2,375.1 62.7%
Catastrophes 145.5 3.8% 9.0 0.2% 154.5 4.0%
Total $ 2,520.6 66.6% $ 9.0 0.2% $ 2,529.6 66.9%
2021
Attritional $ 2,155.1 62.2% $ (1.5) 0.0% $ 2,153.6 62.2%
Catastrophes 295.5 8.5% 0.6 0.0% 296.1 8.5%
Total $ 2,450.6 70.7% $ (0.9) 0.0% $ 2,449.7 70.7%
Variance 2022/2021
Attritional $ 220.0 0.6 pts $ 1.5 - pts $ 221.5 0.6 pts
Catastrophes (150.0) (4.7) pts 8.4 0.2 pts (141.6) (4.5) pts
Total $ 70.0 (4.1) pts $ 9.9 0.2 pts $ 79.9 (3.8) pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and

LAE increased by

19.0% to $1.3 billion

for the three

months ended June

30, 2022 compared

to
$1.1 billion

for

the

three

months

ended

June 30,

2021, primarily

due

to

an

increase

of $160.0

million

in

current
year attritional

losses and

an increase

of $30.0

million in

current year

catastrophe

losses. The

increase in

current
year

attritional

losses

was

mainly

due

to

the

impact

of

the

increase

in

premiums

earned

and

$24.6

million

of
attritional

losses incurred

due to

the Ukraine/Russia

war.

The current

year catastrophe

losses of

$65.0 million

for
the three months

ended June 30,

2022 mainly related

to 2022

South Africa

flood ($37.5 million),

the 2022 Canada
derecho ($16.0 million) and the 2022 2
nd

quarter U.S. storms

($12.0 million). The current year

catastrophe losses

of
$35.0 million for

the three

months ended

June 30, 2021

related to

Tropical

Storm Claudette,

Texas

winter storms,
and the Victoria Australia floods.
Incurred losses and LAE

increased by 3.3% to $2.5

billion for the six months

ended June 30, 2022 compared

to $2.4
billion

for

the

six

months

ended

June

30,

2021,

primarily

due

to

an

increase

of

$220.0

million

in

current

year
attritional

losses, partially

offset by

a decline

of $150.0

million in

current year

catastrophe

losses.

The increase

in
current year

attritional losses

was mainly

due to the

impact of

the increase

in premiums

earned and $24.6

million

of attritional

losses incurred

due to

the Ukraine/Russia

war.

The current

year catastrophe

losses of

$145.5 million
for

the six

months

ended June

30,

2022 related

to

2022 Australia

floods ($71.4

million),

2022 South

Africa

flood
($37.5

million),

the

2022

Canada

derecho

($16.0

million),

2022

2
nd

quarter

U.S.

storms

($12.0

million),

and

the
2022

March

U.S.

storms

($8.6

million).

The

current

year

catastrophe

losses

of

$295.5

million

for

the

six

months
ended

June

30,

2021

primarily

related

to

the

Texas

winter

storms

($263.0

million),

with

the

remaining

losses
emanating from Tropical

Storm Claudette, Victoria Australia

floods and the 2021 Australia floods.
Commission,

Brokerage,

Taxes

and Fees.

Commission,

brokerage,

taxes

and

fees

increased

to

$408.7 million

for
the

three

months

ended

June

30,

2022

compared

to

$386.8

million

for

the

three

months

ended

June

30,

2021.
Commission,

brokerage,

taxes

and

fees

increased

to

$793.3

million

for

the

six

months

ended

June

30,

2022
compared to

$736.7 million for

the six months

ended June 30,

2021. The increase

s

were mainly

due to the

impact
of the increase in premiums earned and changes

in the mix of business.
Other

Underwriting

Expenses.

Other

underwriting

expenses

increased

to

$120.3

million

for

the

three

months
ended June

30, 2022

compared

to $109.9

million for

the three

months

ended June

30, 2021.

Other underwriting
expenses increased

to $238.0

million for

the six

months ended

June 30,

2022 compared

to $219.7

million for

the
six months ended June

30, 2021. The increases were

mainly due to the

impact of increase in premiums

earned and
costs incurred to support the expansion

of the insurance business.

Corporate

Expenses.

Corporate

expenses,

which

are

general

operating

expenses

that

are

not

allocated

to
segments, have

decreased to

$5.9 million

from $7.6

million for

the three

months ended

June 30,

2022 and

2021,
respectively and

decreased slightly

to $11.7 million from

$12.2 million for

the six months

ended June 30,

2022 and
2021, respectively.

The variances are mainly due to changes in variable

incentive compensation expenses.
Interest, Fees

and Bond Issue Cost

Amortization Expense.

Interest, fees

and other bond amortization

expense was
$24.4

million and

$15.6

million

for

the

three

months

ended

June

30,

2022

and

2021,

respectively.

Interest,

fees
and other bond

amortization expense

was $48.5

million and

$31.1 million for

the six months

ended June 30,

2022
and 2021, respectively.

The variances

in expenses

were primarily due to

the issuance of $1.0 billion

of senior notes
in October 2021.

Interest expense

was also impacted

by the movements

in the floating

interest rate

related to

the
long term

subordinated

notes, which

is reset

quarterly per

the note

agreement. The

floating rate

was 3.80%

as of
June 30, 2022.

Income Tax

Expense (Benefit).

We had

income tax

benefit of

$24.5 million

and $34.7

million for

the three

and six
months ended June

30, 2022, respectively.

We had an

income tax expense

of $115.3 million and

$145.6 million for
the

three

and

six

months

ended

June

30,

2021,

respectively.

Income

tax

expense

is

primarily

a

function

of

the
geographic

location

of

the

Company’s

pre-tax

income

and

the

statutory

tax

rates

in

those

jurisdictions.

The
effective tax

rate (“ETR”) is

primarily affected

by tax-exempt

investment income,

foreign tax

credits and dividends.
Variations

in the ETR generally

result from changes

in the relative

levels of pre

-tax income, including

the impact of
catastrophe

losses, foreign

exchange gains

(losses) and net

gains (losses) on

investments, among

jurisdictions with
different tax rates.

Net Income (Loss).

Our net loss

was $85.7

million and

net income

was $465.8

million, for

the three

months ended

June 30,

2022 and
2021

respectively.

Our

net

loss

was

$84.6

million

and

net

income

was

$585.3

million,

for

the

six

months

ended
June 30,

2022 and

2021 respectively.

The changes

were primarily

driven

by the

financial component

fluctuations
explained above.

Ratios.
Our

combined

ratio

increased

by

3.7

points

to

93.8%

for

the

three

months

ended

June

30,

2022,

compared

to
90.1% for

the three

months ended

June 30,

2021 and

decreased by

4.2 points

to 94.1%

for the

six months

ended
June 30, 2022

compared to

98.3% for the

six months

ended June 30,

2021. The loss

ratio component

increased by
4.7 points

for the

three months

ended June

30, 2022

over the

same period

last year

mainly due

to an

increase of
$30.0 million

in current

year

catastrophe

losses and

an increase

of $24.6

million in

current

year attritional

losses
due to

the Ukraine/Russia

war.

The loss

ratio

component decreased

by 3.8

points for

the six

months ended

June
30,

2022

over

the

same

period

last

year

mainly

due

to

a

decline

of

$150.0

million

in

current

year

catastrophe
losses,

partially

offset

by

an increase

of $24.6

million

in current

year

attritional

losses

due to

the Ukraine

Russia
conflict.

The commission

and brokerage

ratio

components

decreased

to

20.9%

for

the

three

months

ended June
30, 2022 compared

to 21.9% for

the three months

ended June 30, 2021

and decreased slightly

to 21.0% for

the six
months

ended

June

30,

2022

compared

to

21.3%

for

the

six

months

ended

June

30,

2021.

These

changes

were
mainly due

to changes

in the

mix of

business. The

other underwriting

expense ratios

remained the

same at

6.2%
for

the

three

months

ended

June

30,

2022

and

2021,

respectively

and

remained

the

same

at

6.3%

for

the

six
months ended June 30, 2022 and 2021, respectively.

Stockholder's Equity.

Stockholder’s equity decreased

by $891.6 million to

$6.1 billion at June

30, 2022 from $7.0

billion at December 31,
2021,

principally

as

a

result

of

$797.0

million

of

net

unrealized

depreciation

on

investments,

net

of

tax,

$84.6
million of net loss

and $11.8 million of

net foreign currency

translation adjustments

,

partially offset by

$1.5 million
of

net

benefit

plan

obligation

adjustments,

net

of

tax.

The

movement

in

the

unrealized

depreciation

on
investments was driven

by the change in interest rates

on the Company’s fixed

maturity portfolio.

Consolidated Investment

Results

Net Investment Income.

Net

investment

income

decreased

to

$176.5

million

for

the

three

months

ended

June

30,

2022

compared

to
$248.1 million

for the

three months

ended June

30, 2021. Net

investment

income decreased

to $332.6

million for
the

six

months

ended

June

30,

2022

compared

to

$395.9

million

for

the

six

months

ended

June

30,

2021.

The
decreases

were

primarily

the

result

of

reductions

in

income

from

limited

partnerships

and

other

alternative
investments,

partially

offset

by

an

increase

in

income

from

fixed

maturity

securities.

The

limited

partnership
income

primarily

reflects

changes

in

their

reported

net

asset

values.

As

such,

until

these

asset

values

are
monetized

and the

resultant

income is

distributed,

they

are subject

to future

increases

or decreases

in the

asset
value, and the results may be volatile.

The following table shows the components

of net investment income for

the periods indicated:

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in millions)
2022 2021 2022 2021
Fixed maturities $ 115.5 $ 91.9 $ 209.9 $ 177.0
Equity securities

4.6 3.4 8.7 6.3
Short-term investments and cash 0.7 0.1 0.9 0.2
Other invested assets
Limited partnerships 45.3 126.4 88.8 178.6
Dividends from preferred shares of affiliate 7.7 7.7 15.5 15.5
Other

14.0 25.9 25.8 31.9
Gross investment income before adjustments 187.8 255.4 349.6 409.5
Funds held interest income (expense) 0.5 2.7 3.3 6.2
Interest income from Parent 1.8 1.2 3.6 2.6
Gross investment income 191.1 259.3 356.5 418.3
Investment expenses 13.6 11.2 23.9 22.4
Net investment income $ 176.5 $ 248.1 $ 332.6 $ 395.9
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison

of various investment yields

for the periods indicated.
Three Months Ended Six Months Ended
June 30, June 30,
2022 2021 2022 2021
Annualized pre-tax yield on average cash and invested assets 3.6% 6.1% 3.5% 5.0%
Annualized after-tax yield on average cash and invested assets 2.9% 4.9% 2.8% 4.0%

Net Gains (Losses) on Investments.
The following table presents the composition

of our net gains (losses) on investments

for the periods indicated:

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in millions)
2022 2021 Variance 2022 2021 Variance
Realized gains (losses) from dispositions:
Fixed maturity securities available for sale
Gains $ 3.1 $ 8.9 $ (5.8) $ 6.3 $ 15.2 $ (8.9)
Losses (13.0) (4.7) (8.4) (21.2) (7.1) (14.1)
Total (10.0) 4.2 (14.1) (15.0) 8.1 (23.1)
Equity securities, fair value
Gains 4.1 2.6 1.5 7.6 14.9 (7.3)
Losses (34.1) (2.0) (32.1) (45.9) (8.1) (37.8)
Total (30.0) 0.6 (30.5) (38.3) 6.8 (45.1)
Other invested assets
Gains 3.3 4.2 (0.9) 7.6 5.6 2.0
Losses (2.8) (1.5) (1.4) (3.1) (1.6) (1.6)
Total 0.5 2.8 (2.3) 4.5 4.1 0.4
Total net realized gains (losses) from dispositions
Gains 10.5 15.7 (5.2) 21.5 35.7 (14.2)
Losses (50.0) (8.2) (41.8) (70.4) (16.8) (53.6)
Total (39.4) 7.5 (47.0) (48.8) 19.0 (67.8)
Allowances for credit losses: 1.5 (15.1) 16.6 (0.1) (22.2) 22.1
Gains (losses) from fair value adjustments:
Equity securities, fair value (185.9) 103.8 (289.7) (316.7) 141.4 (458.1)
Other invested assets, fair value (154.7) 87.5 (242.2) (239.3) 180.6 (419.9)
Total (340.5) 191.4 (531.9) (555.9) 322.0 (877.9)
Total net gains (losses) on investments $ (378.5) $ 183.8 $ (562.3) $ (604.9) $ 318.8 $ (923.7)
(Some amounts may not reconcile due to rounding.)
Net gains

(losses) on investments

during the three

months ended June

30, 2022 primarily

relate to

net losses from
fair value adjustments

on equity securities of $185.9

million as a result

of equity market declines

during the second
quarter of 2022, net losses

of $154.7 million from fair

value adjustments

on other invested assets

and $39.4 million
of net realized losses from disposition

of investments.
Net gains (losses) on investments

during the six months ended June 30, 2022 primarily

relate to net losses from

fair
value

adjustments

on

equity

securities

of $316.7

million

as

a

result

of equity

market

declines

during

the

first

six
months of 2022, net losses of $239.3 million

from fair value adjustments

on other invested assets

and $48.8 million
of net realized losses from disposition

of investments.
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

re-
evaluate

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

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in millions)
2022 2021 Variance % Change 2022 2021 Variance % Change
Gross written premiums $ 1,394.0 $ 1,439.3 $ (45.3) -3.1% $ 2,773.7 $ 2,859.3 $ (85.7) -3.0%
Net written premiums 1,245.1 1,291.2 (46.2) -3.6% 2,430.4 2,500.0 (69.6) -2.8%
Premiums earned $ 1,294.9 $ 1,232.2 $ 62.7 5.1% $ 2,504.2 $ 2,409.3 $ 94.9 3.9%
Incurred losses and LAE 875.4 739.4 136.0 18.4% 1,695.9 1,709.8 (13.9) -0.8%
Commission and brokerage 331.9 325.0 6.9 2.1% 647.2 615.5 31.7 5.1%
Other underwriting expenses 32.5 33.0 (0.5) -1.5% 63.4 69.3 (5.9) -8.5%
Underwriting gain (loss) $ 55.1 $ 134.7 $ (79.6) -59.1% $ 97.7 $ 14.7 $ 82.9 NM
Point Chg Point Chg
Loss ratio 67.6% 60.0% 7.6 67.7% 71.0% (3.3)
Commission and brokerage ratio 25.6% 26.4% (0.8) 25.8% 25.5% 0.3
Other underwriting ratio 2.5% 2.7% (0.2) 2.5% 2.9% (0.4)
Combined ratio 95.7% 89.1% 6.6 96.1% 99.4% (3.3)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums.

Gross written

premiums decreased

by 3.1% to

$1.39 billion for

the three

months ended

June 30, 2022
from

$1.44

billion

for

the

three

months

ended

June

30,

2021

primarily

due

to

a

decline

in

property

pro

rata
business.

Net

written

premiums

decreased

by

3.6%

to

$1.25

billion

for

the

three

months

ended

June

30,

2022
compared to

$1.29 billion for

the three

months ended

June 30, 2021,

which is consistent

with the change

in gross
written

premiums.

Premiums

earned

increased

5.1%

to

$1.3

billion

for

the

three

months

ended

June

30,

2022
compared

to

$1.2 billion

for

the three

months

ended June

30, 2021.

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
Gross written premiums

decreased by 3.0% to

$2.8 billion for the six

months ended June 30, 2022 from

$2.9 billion
for

the

six

months

ended

June

30,

2021

primarily

due

to

a

decline

in

property

pro

rata

business.

Net

written

premiums decreased

by 2.8%

to $2.4

billion for

the six

months

ended June

30, 2022

compared

to $2.5

billion for
the

six

months

ended

June

30,

2021,

which

is

consistent

with

the

change

in

gross

written

premiums.

Premiums
earned increased

3.9% to

$2.5 billion

for the

six months

ended June

30, 2022

compared to

$2.4 billion

for the

six
months

ended

June

30,

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
Three Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 812.8 62.8% $ - 0.0% $ 812.8 62.8%
Catastrophes 60.0 4.6% 2.6 0.2% 62.6 4.8%
Total segment $ 872.8 67.4% $ 2.6 0.2% $ 875.4 67.6%
2021
Attritional $ 730.7 59.3% $ 0.5 0.0% $ 731.2 59.3%
Catastrophes 25.0 2.0% (16.7) -1.4% 8.3 0.7%
Total segment $ 755.7 61.3% $ (16.2) -1.3% $ 739.4 60.0%
Variance 2022/2021
Attritional $ 82.1 3.5 pts $ (0.5) - pts $ 81.6 3.5 pts
Catastrophes 35.0 2.6 pts 19.3 1.6 pts 54.3 4.1 pts
Total segment $ 117.1 6.1 pts $ 18.8 1.6 pts $ 136.0 7.6 pts
Six Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,550.4 61.9% $ 0.4 0.0% $ 1,550.8 61.9%
Catastrophes 135.5 5.4% 9.6 0.4% 145.1 5.8%
Total segment $ 1,685.9 67.3% $ 10.0 0.4% $ 1,695.9 67.7%
2021
Attritional $ 1,472.5 61.1% $ 0.5 0.0% $ 1,472.9 61.1%
Catastrophes 238.0 9.9% (1.2) 0.0% 236.8 9.8%
Total segment $ 1,710.5 71.0% $ (0.7) 0.0% $ 1,709.8 71.0%
Variance 2022/2021
Attritional $ 77.9 0.8 pts $ (0.1) - pts $ 77.8 0.8 pts
Catastrophes (102.5) (4.5) pts 10.8 0.4 pts (91.7) (4.0) pts
Total segment $ (24.6) (3.7) pts $ 10.7 0.4 pts $ (13.9) (3.3) pts
(Some amounts may not reconcile due to rounding.)
Incurred

losses

increased

by

18.4%

to

$875.4

million

for

the

three

months

ended

June

30,

2022,

compared

to
$739.4 million

for the

three months

ended June

30, 2021.

The increase

was primarily

due to

an increase

of $82.1
million in

current

year

attritional

losses

and an

increase

of $35.0

million in

current

year

catastrophe

losses.

The
increase in current year

attritional losses

was mainly related

to the impact of the increase

in premiums earned and
$24.6 million

of attritional

losses incurred

due to

the Ukraine

/Russia

war.

The current

year

catastrophe

losses of
$60.0

million

for

the

three

months

ended

June

30,

2022

related

primarily

to

2022

South

Africa

flood

($37.5
million), the

2022

Canada

derecho

($16.0 million)

and the

2022 2
nd

quarter

U.S.

storms

($7.0 million).

The $25.0

million

of

current

year

catastrophe

losses

for

the

three

months

ended

June

30,

2021

related

to

Tropical

Storm
Claudette and the Victoria Australia

floods.
Incurred

losses

decreased

by

0.8%

to

$1.70

billion

for

the

six

months

ended

June

30,

2022,

compared

to

$1.71
billion for

the six

months

ended June

30, 2021.

The decrease

was

primarily

due to

a

decline of

$102.5

million in
current

year

catastrophe

losses,

partially

offset

by

an

increase

of

$77.9

million

in

current

year

attritional

losses.
The increase in current

year attritional

losses was mainly related

to the impact of the

increase in premiums

earned
and $24.6 million

of attritional

losses incurred

due to the

Ukraine/Russia war.

The current

year catastrophe

losses
of $135.5 million

for the six

months ended June

30, 2022 related

primarily to 2022

Australia floods

($71.4 million),
2022

South

Africa

flood

($37.5

million),

the

2022

Canada

derecho

($16.0

million),

2022

2
nd

quarter

U.S.

storms
($7.0 million), and the 2022

March U.S. storms

($3.6 million). The $238.0

million of current year

catastrophe losses
for

the

six

months

ended

June

30,

2021

primarily

related

to

the

Texas

winter

storms

($205.5

million),

with

the
remaining losses emanating from Tropical

Storm Claudette, Victoria Australia

floods and the 2021 Australia floods.
Segment Expenses.

Commission and

brokerage

expense increased

by 2.1%

to $331.9

million for

the three

months
ended

June

30,

2022

compared

to

$325.0

million

for

the

three

months

ended

June

30,

2021.

Commission

and
brokerage

expense

increased

by

5.1%

to

$647.2

million

for

the

six

months

ended

June

30,

2022

compared

to
$615.5 million

for

the

six

months

ended June

30, 2021.

The

increases

were

mainly

due

to

changes

in the

mix of
business.

Segment other

underwriting expenses

decreased to

$32.5 million for

the three

months

ended June

30, 2022 from
$33.0 million for the three

months ended June 30, 2021. Segment

other underwriting expenses decreased

to $63.4
million for

the

six

months

ended June

30,

2022 from

$69.3

million

for

the

six

months

ended

June

30,

2021. The
decreases

were mainly due to the impact of decreases in premiums

earned and changes in the mix of business.

Insurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Insurance

segment

for

the

periods
indicated.

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in millions)
2022 2021 Variance % Change 2022 2021 Variance % Change
Gross written premiums $ 1,042.9 $ 877.8 $ 165.1 18.8% $ 1,868.2 $ 1,591.0 $ 277.2 17.4%
Net written premiums 749.6 637.1 112.4 17.6% 1,360.4 1,193.6 166.8 14.0%
Premiums earned $ 659.3 $ 534.4 $ 124.9 23.4% $ 1,278.6 $ 1,054.1 $ 224.5 21.4%
Incurred losses and LAE 428.5 356.2 72.4 20.3% 833.8 739.9 93.8 12.7%
Commission and brokerage 76.7 61.9 14.9 24.1% 146.0 121.2 24.9 20.6%
Other underwriting expenses 87.8 76.9 10.9 14.2% 174.6 150.4 24.2 16.1%
Underwriting gain (loss) $ 66.2 $ 39.4 $ 26.8 68.0% $ 124.2 $ 42.6 $ 81.6 191.6%
Point Chg Point Chg
Loss ratio 65.0% 66.7% (1.7) 65.2% 70.2% (5.0)
Commission and brokerage ratio 11.6% 11.6% - 11.4% 11.5% (0.1)
Other underwriting ratio 13.3% 14.4% (0.9) 13.7% 14.3% (0.6)
Combined ratio 90.0% 92.6% (2.6) 90.3% 96.0% (5.7)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.
Gross written

premiums increased

by 18.8%

to $1.0

billion for

the three

months

ended June

30, 2022
compared

to

$877.8

million

for

the

three

months

ended

June

30,

2021.

The rise

in

gross

written

premiums

was
primarily

related

to

increases

across

most

lines

of

business,

notably

specialty

casualty

business,

professional
liability business

and other

specialty business.

Net written

premiums increased

by 17.6%

to $749.6

million for

the
three months ended June 30, 2022 compared

to $637.1 million for the three

months ended June 30, 2021, which is
consistent with

the change in gross

written premiums.

Premiums earned increased

23.4% to $659.3

million for the
three

months

ended

June

30,

2022 compared

to

$534.4

million

for

the

three

months

ended

June

30,

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
Gross

written

premiums

increased

by

17.4% to

$1.9 billion

for

the six

months

ended June

30, 2022

compared

to
$1.6 billion

for

the six

months

ended June

30, 2021.

The rise

in gross

written

premiums

was

primarily related

to
increases

across

most

lines

of

business,

notably

specialty

casualty

business,

professional

liability

business

and
other specialty

business.

Net written

premiums

increased by

14.0% to

$1.4 billion

for the

six months

ended June
30, 2022

compared to

$1.2 billion

for the

six months

ended June

30, 2021,

which is

consistent

with the

change in
gross written

premiums.

Premiums earned increased

21.4% to $1.3

billion for

the six months

ended June 30,

2022
compared to

$1.1 billion

for the

six months

ended June

30, 2021.

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

Three Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 423.9 64.3% $ - 0.0% $ 423.9 64.3%
Catastrophes 5.0 0.8% (0.3) 0.0% 4.7 0.7%
Total segment $ 428.9 65.0% $ (0.3) 0.0% $ 428.5 65.0%
2021
Attritional $ 346.0 64.7% $ (1.0) -0.2% $ 345.0 64.6%
Catastrophes 10.0 1.9% 1.1 0.2% 11.1 2.1%
Total segment $ 356.0 66.6% $ 0.2 0.0% $ 356.2 66.7%
Variance 2022/2021
Attritional $ 77.9 (0.4) pts $ 1.0 0.2 pts $ 78.8 (0.3) pts
Catastrophes (5.0) (1.1) pts (1.5) (0.2) pts (6.5) (1.4) pts
Total segment $ 72.9 (1.5) pts $ (0.5) - pts $ 72.4 (1.7) pts

Six Months Ended June 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 824.7 64.5% $ (0.4) 0.0% $ 824.3 64.5%
Catastrophes 10.0 0.8% (0.6) 0.0% 9.4 0.7%
Total segment $ 834.7 65.3% $ (1.0) 0.0% $ 833.8 65.2%
2021
Attritional $ 682.6 64.8% $ (2.0) -0.2% $ 680.6 64.6%
Catastrophes 57.5 5.5% 1.8 0.2% 59.3 5.6%
Total segment $ 740.1 70.2% $ (0.2) 0.0% $ 739.9 70.2%
Variance 2022/2021
Attritional $ 142.1 (0.3) pts $ 1.6 0.2 pts $ 143.7 (0.1) pts
Catastrophes (47.5) (4.7) pts (2.4) (0.2) pts (49.9) (4.9) pts
Total segment $ 94.6 (5.0) pts $ (0.8) - pts $ 93.8 (5.0) pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and

LAE increased by

20.3% to $428.5 million

for the three

months ended June

30, 2022 compared
to $356.2

million for

the three

months ended

June 30,

2021, mainly due

to an

increase of

$77.9 million

in current
year attritional

losses which

is primarily

related to

the impact

of the

increase in

premiums earned,

partially offset
by a decrease of $5.0

million in current year

catastrophe losses.

The $5.0 million of current

year catastrophe

losses
for

the three

months

ended June

30, 2022,

related

to

the

2022 2
nd

quarter

U.S.

storms

($5.0 million)

.

The $10.0
million

of

current

year

catastrophe

losses

for

the

three

months

ended

June

30,

2021,

related

to

Texas

winter
storms.
Incurred losses and

LAE increased by

12.7% to $833.8 million

for the six

months ended June 30,

2022 compared to
$739.9 million for

the six months

ended June 30,

2021, mainly due

to an increase

of $142.1 million

in current

year
attritional losses

which is

primarily related

to the

impact of

the increase

in premiums

earned, partially

offset by

a
decrease of

$47.5 million

in current

year catastrophe

losses. The

$10.0 million

of current

year catastrophe

losses
for

the six

months

ended June

30, 2022,

related

to

the 2022

2
nd

quarter

U.S.

storms

($5.0 million)

and

the 2022
March

U.S.

storms

($5.0

million).

The

$57.5

million

of

current

year

catastrophe

losses

for

the

six

months

ended
June 30, 2021, related to Texas

winter storms.
Segment

Expenses.

Commission and

brokerage

increased by

24.1% to

$76.7 million

for

the three

months

ended
June 30,

2022 compared

to $61.9

million for

the three

months

ended June

30, 2021.

Commission and

brokerage
increased by

20.6% to

$146.0 million

for the

six months

ended June

30, 2022

compared

to $121.2

million for

the
six

months

ended

June

30,

2021.

These

increases

were

mainly

due

to

the

impact

of

the

increase

in

premiums
earned.

Segment

other

underwriting

expenses

increased

to

$87.8

million

for

the

three

months

ended

June

30,

2022
compared

to

$76.9

million

for

the

three

months

ended

June

30,

2021.

Segment

other

underwriting

expenses
increased to $174.6

million for the

six months ended

June 30, 2022

compared to $150.4

million for the

six months
ended

June

30,

2021.

These

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

-preferenced

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

$18.9

billion

investment

portfolio,

at

June

30,

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

fair

value

fluctuations

and

after-tax

unrealized

appreciation

on
our fixed

maturity portfolio

(including $230.9 million

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

the fair

value

change

under the
various interest rate

change scenarios.

Impact of Interest Rate Shift in Basis Points
At June 30, 2022
(Dollars in millions)
-200 -100 0 100 200
Total Fair Value $ 13,937.1 $ 13,556.4 $ 13,175.7 $ 12,795.0 $ 12,414.4
Fair Value Change from Base (%) 5.8% 2.9% 0.0% -2.9% -5.8%
Change in Unrealized Appreciation
After-tax from Base ($) $ 601.5 $ 300.7 $ - $ (300.7) $ (601.5)
We had

$13.7 billion

and $13.1

billion of

gross reserves

for losses

and LAE

as of

June 30,

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

on fair

value

and after-tax

change

in fair

value

of a

10% and

20% change

in
equity prices up and down for the periods indicated.

Impact of Percentage Change in Equity Fair Value
At June 30, 2022
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 999.4 $ 1,124.4 $ 1,249.3 $ 1,374.2 $ 1,499.2
After-tax Change in Fair Value (197.4) (98.7) - 98.7 197.4
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

on the fair

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

contains forward

-looking statements

within the meaning

of the U.S.

federal securities

laws. We

intend
these forward

-looking statement

s

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

August 11, 2022