Form 10-Q
period 2022-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2022-11-10
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE

COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑

Quarterly Report Pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
September 30, 2022
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
Class At November 1, 2022
Common Shares, $0.01 par value
1,000
The Registrant

meets the

conditions set

forth

in General

Instruction

H (1)(a)

and (b)

of Form

10-Q and

is therefore

filing this
form with the reduced disclosure format permitted by General Instruction

H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q
Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30,

2022 (unaudited) and
December 31, 2021

1
Consolidated Statements of Operations

and Comprehensive Income (Loss) for
the three and nine months ended September 30, 2022

and 2021 (unaudited)
2
Consolidated Statements of Changes

in Stockholder’s Equity for the three

and
nine months ended September 30, 2022 and 2021 (unaudited) 3
Consolidated Statements of Cash

Flows for the nine months ended September
30, 2022 and 2021 (unaudited) 4
Notes to Consolidated Interim

Financial Statements (unaudited)
5
Item 2.
Management’s Discussion and Analysis of

Financial Condition and Results of
Operation 31
Item 3.
Quantitative and Qualitative

Disclosures About Market Risk
46
Item 4. Controls and Procedures 47
PART II
OTHER INFORMATION
Item 1. Legal Proceedings 47
Item 1A. Risk Factors 47
Item 2.
Unregistered Sales of Equity

Securities and Use of Proceeds
47
Item 3. Defaults Upon Senior Securities 47
Item 4. Mine Safety Disclosures 47
Item 5. Other Information 48
Item 6. Exhibits 48

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

BALANCE SHEETS
September 30, December 31,
(Dollars in millions, except share amounts and par value per share)
2022 2021
(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value $
12,070
$
12,860
(amortized cost: 2022, $
13,207
; 2021, $
12,733
, allowances for credit losses: 2022, ($
30
); 2021, ($
27
))
Fixed maturities - held to maturity, at amortized cost, net of credit allowances

(fair value: 2022, $
789
, credit allowances: 2022, ($
9
))
809
-
Equity securities, at fair value
1,258
1,758
Short-term investments (cost: 2022, $
454
; 2021, $
696
)
454
696
Other invested assets
1,797
1,675
Other invested assets, at fair value
1,680
2,031
Cash
878
699
Total investments and cash
18,946
19,719
Notes receivable - affiliated
715
500
Accrued investment income
139
90
Premiums receivable
1,763
1,720
Reinsurance recoverables - unaffiliated
1,786
1,569
Reinsurance recoverables - affiliated
2,017
2,299
Funds held by reinsureds
291
299
Deferred acquisition costs
473
472
Prepaid reinsurance premiums
458
431
Income tax asset, net
379
-
Other assets
689
596
TOTAL

ASSETS
$
27,656
$
27,695
LIABILITIES:
Reserve for losses and loss adjustment expenses $
14,849
$
13,121
Unearned premium reserve
3,145
2,993
Funds held under reinsurance treaties
47
48
Other net payable to reinsurers
432
392
Losses in course of payment
141
273
Income tax liability, net

-
246
Senior notes
2,347
2,346
Long term notes
218
224
Borrowings from FHLB
519
519
Accrued interest on debt and borrowings
39
17
Unsettled securities payable
109
15
Other liabilities
476
463

Total liabilities
22,322
20,657
Commitments and Contingencies (Note 6)
(nil) (nil)
STOCKHOLDER'S EQUITY:
Common stock, par value: $
0.01
;
3,000

shares authorized;

1,000

shares issued and outstanding (2022 and 2021)
- -
Additional paid-in capital
1,102
1,102
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of ($
262
) at 2022 and $
24

at 2021
(987)
91
Retained earnings
5,219
5,845
Total stockholder's equity
5,334
7,038
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $
27,656
$
27,695
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
(unaudited) (unaudited)
REVENUES:
Premiums earned

$
2,104
$
1,851
$
5,887
$
5,315
Net investment income
124
197
457
593
Net gains (losses) on investments:
Credit allowances on fixed maturity securities
(12)
(7)
(12)
(30)
Gains (losses) from fair value adjustments
(245)
(48)
(801)
274
Net realized gains (losses) from dispositions
20
4
(29)
23
Total net gains (losses) on investments
(237)
(51)
(842)
267
Other income (expense)
7
10
(2)
12
Total revenues
1,998
2,007
5,500
6,187
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses

2,094
1,653
4,624
4,103
Commission, brokerage, taxes and fees
423
389
1,216
1,126
Other underwriting expenses

127
110
365
329
Corporate expenses
5
11
17
23
Interest, fees and bond issue cost amortization expense
26
16
74
47
Total claims and expenses
2,675
2,178
6,296
5,627
INCOME (LOSS) BEFORE TAXES

(677)
(171)
(796)
560
Income tax expense (benefit)

(135)
(28)
(170)
118
NET INCOME (LOSS)

$
(542)
$
(143)
$
(626)
$
442
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
(282)
(43)
(1,087)
(110)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)
40
2
48
10
Total URA(D) on securities arising during the period
(242)
(41)
(1,039)
(100)
Foreign currency translation adjustments
(29)
(21)
(41)
(5)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss) -
2
2
6
Total benefit plan net gain (loss) for the period -
2
2
6
Total other comprehensive income (loss), net of tax
(271)
(61)
(1,078)
(99)
COMPREHENSIVE INCOME (LOSS)

$
(813)
$
(204)
$
(1,704)
$
343
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF

CHANGES IN STOCKHOLDER’S EQUITY
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions, except share amounts)
2022 2021 2022 2021
(unaudited) (unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period
1,000
1,000
1,000
1,000
Balance, end of period
1,000
1,000
1,000
1,000
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period $
1,102
$
1,101
$
1,102
$
1,101
Share-based compensation plans - - - -
Balance, end of period
1,102
1,101
1,102
1,101
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period
(716)
230
91
268
Net increase (decrease) during the period
(271)
(61)
(1,078)
(99)
Balance, end of period
(987)
169
(987)
169
RETAINED EARNINGS:
Balance, beginning of period
5,760
5,630
5,845
5,045
Net income (loss)

(542)
(143)
(626)
442
Balance, end of period
5,219
5,487
5,219
5,487
TOTAL STOCKHOLDER'S

EQUITY, END OF PERIOD
$
5,334
$
6,758
$
5,334
$
6,758
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF CASH FLOWS
Nine Months Ended
September 30,
(Dollars in millions)
2022 2021
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)

$
(626)
$
442
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable
(50)
(261)
Decrease (increase) in funds held by reinsureds, net
7
(26)
Decrease (increase) in reinsurance recoverables
40
172
Decrease (increase) in income taxes

(341)
85
Decrease (increase) in prepaid reinsurance premiums
(30)
(81)
Increase (decrease) in reserve for losses and loss adjustment expenses
1,791
1,657
Increase (decrease) in unearned premiums
159
530
Increase (decrease) in other net payable to reinsurers
45
151
Increase (decrease) in losses in course of payment
(131)
(11)
Change in equity adjustments in limited partnerships
(94)
(311)
Distribution of limited partnership income
72
65
Change in other assets and liabilities, net
(62)
(87)
Non-cash compensation expense
28
28
Amortization of bond premium (accrual of bond discount)
21
23
Net (gains) losses on investments
842
(267)
Net cash provided by (used in) operating activities
1,671
2,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale
1,124
1,640
Proceeds from fixed maturities sold - available for sale
812
394
Proceeds from fixed maturities matured/called/repaid - held to maturity
18
-
Proceeds from equity securities sold - at fair value
1,016
450
Proceeds from distributions and sales of other invested assets
126
135
Cost of fixed maturities acquired - available for sale
(3,358)
(3,485)
Cost of fixed maturities acquired - held to maturity
(105)
-
Cost of equity securities acquired - at fair value
(949)
(507)
Cost of other invested assets acquired
(224)
(396)
Net change in short-term investments
243
171
Net change in unsettled securities transactions
79
(194)
Proceeds from repayment (cost of issuance) of note receivable - affiliated
(215)
(200)
Net cash provided by (used in) investing activities
(1,433)
(1,992)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense
(28)
(27)
Cost of debt repurchase
(6)
-
Net cash provided by (used in) financing activities
(34)
(27)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
(25)
(12)
Net increase (decrease) in cash
179
75
Cash, beginning of period
699
379
Cash, end of period $
878
$
453
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered) $
170
$
33
Interest paid
51
33
NON-CASH TRANSACTIONS
Reclassification of specific investments from fixed maturity securities, available for sale at fair value to fixed maturity securities, held to maturity at amortized cost net of credit allowances $
722
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

2.

BASIS OF PRESENTATION
The

unaudited

consolidated

financial

statements

of

the

Company

as

of

September

30,

2022

and

December

31,
2021 and for the three and nine months

ended September 30, 2022 and 2021 include all

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

and nine
months

ended

September

30,

2022.

The

Company

assessed

the

adoption

impacts

of

recently

issued

accounting
standards by the Financial Accounting

Standards Board on the Company’s

consolidated financial statements

as well
as material updates

to previous assessments,

if any,

from the Company’s

Annual Report on

Form 10-K for

the year
ended December

31, 2021.

There were

no accounting

standards

issued in

the nine

months ended

September 30,
2022, that are expected to have

a material impact to Holdings.
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

At September 30, 2022
Amortized
Allowances for

Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations

$
602
$ - $ - $
(40)
$
562
Obligations of U.S. states and political

subdivisions
519
-
1
(38)
481
Corporate securities
3,962
(29)
13
(382)
3,564
Asset-backed securities
3,801
-
1
(157)
3,645
Mortgage-backed securities
Commercial
556
- -
(61)
495
Agency residential
1,562
- -
(195)
1,367
Non-agency residential
3
- - -
3
Foreign government securities
688
-
4
(65)
626
Foreign corporate securities
1,515
(1)
4
(192)
1,326
Total fixed maturity securities - available for sale $
13,207
$
(30)
$
23
$
(1,130)
$
12,070
(Some amounts may not reconcile due to rounding.)
At December 31, 2021
Amortized Allowances for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations

$
657
$ - $
9
$
(3)
$
663
Obligations of U.S. states and political

subdivisions
559
-
29
(1)
587
Corporate securities
4,036
(19)
89
(31)
4,075
Asset-backed securities
3,464
(8)
21
(11)
3,466
Mortgage-backed securities
Commercial
586
-
21
(4)
603
Agency residential
1,255
-
16
(10)
1,261
Non-agency residential
4
- - -
4
Foreign government securities
677
-
22
(7)
692
Foreign corporate securities
1,494
-
34
(18)
1,510
Total fixed maturity securities - available for sale $
12,733
$
(27)
$
241
$
(86)
$
12,860
(Some amounts may not reconcile due to rounding.)
The following tables

show amortized cost,

allowance for credit

losses, gross unrealized

appreciation/(depreciation)
and fair value of fixed maturity

securities held to maturity as of the dates indicated:

At September 30, 2022
Amortized Allowances for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Loss Appreciation Depreciation Value
Fixed maturity securities – held to maturity
Corporate securities $
159
$
(2)
$ - $
(11)
$
147
Asset-backed securities
625
(6)
1
(10)
611
Mortgage-backed securities
Commercial
6
- - -
6
Foreign corporate securities
28
(1)
-
(1)
26
Total fixed maturity securities - held to maturity $
818
$
(9)
$
1
$
(21)
$
789
(Some amounts may not reconcile due to rounding.)
The amortized cost

and fair value of

fixed maturity securities

available for sale

are shown in the following

tables by
contractual maturity.

Mortgage-backed securities

are generally

more likely to

be prepaid than other

fixed maturity
securities.

As

the

stated

maturity

of

such

securities

may

not

be

indicative

of

actual

maturities,

the

totals

for
mortgage-backed and asset-backed

securities are shown separately.

At September 30, 2022 At December 31, 2021
Amortized Fair Amortized Fair
(Dollars in millions)
Cost Value Cost Value
Fixed maturity securities – available for sale:

Due in one year or less
$
554
$
537
$
586
$
584

Due after one year through five years
3,730
3,455
3,488
3,527

Due after five years through ten years
2,034
1,752
2,260
2,310

Due after ten years
967
815
1,088
1,106
Asset-backed securities
3,801
3,645
3,464
3,466
Mortgage-backed securities
Commercial
556
495
586
603
Agency residential
1,562
1,367
1,255
1,261
Non-agency residential
3
3
4
4
Total fixed maturity securities - available for sale $
13,207
$
12,070
$
12,733
$
12,860
(Some amounts may not reconcile due to rounding.)
The amortized

cost and

fair value

of fixed

maturity securities

held to

maturity are

shown in

the following

table by
contractual maturity.

At September 30, 2022
Amortized Fair
(Dollars in millions)
Cost Value
Fixed maturity securities – held to maturity:

Due after one year through five years
$
61
$
58

Due after five years through ten years
46
41

Due after ten years
80
74
Asset-backed securities
625
611
Mortgage-backed securities
Commercial
6
6
Total fixed maturity securities - held to maturity $
818
$
789
(Some amounts may not reconcile due to rounding.)
During

the

third

quarter

of

2022,

the

Company

re-designated

a

portion

of

its

fixed

maturity

securities

from

its
fixed maturity

– available

for sale

portfolio to

its fixed

maturity –

held to

maturity portfolio.

The fair

value of

the

securities reclassified

at the date

of transfer

was $
722

million, net

of allowance for

current expected

credit losses,
which

was

subsequently

recognized

as

the

new

amortized

cost

basis.

As

of the

date

of transfer,

these

securities
had an unrealized loss

of $
53

million, which remained in accumulated

other comprehensive income

on the balance
sheet, and will

be amortized into

income through an

adjustment to the

yields of the

underlying securities over

the
remaining life of the securities.
The Company evaluated

fixed maturity securities

classified as held to maturity

for current expected

credit losses as
of

September

30,

2022

utilizing

risk

characteristics

of

each

security,

including

credit

rating,

remaining

time

to
maturity,

adjusted

for

prepayment

considerations,

and

subordination

level,

and

applying

default

and

recovery
rates, which include the incorporation

of historical credit loss experience and macroeconomic

forecasts, to develop
an

estimate

of

current

expected

credit

losses.

These

fixed

maturities

classified

as

held

to

maturity

are

of

a

high
credit quality and are all rated investment

grade as of September 30, 2022.
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
Fixed maturity securities - short-term investments $
(307)
$
(52)
$
(1,315)
$
(126)
Change in unrealized appreciation (depreciation), pre-tax
(307)
(52)
(1,315)
(126)
Deferred tax benefit (expense)

65
11
276
27
Change in unrealized appreciation (depreciation), net of deferred taxes,

included in stockholder's equity

$
(242)
$
(41)
$
(1,039)
$
(100)
(Some amounts may not reconcile due to rounding.)

The

tables

below

display

the

aggregate

fair

value

and

gross

unrealized

depreciation

of

fixed

maturity

securities
available

for

sale, by

security type

and contractual

maturity,

in each

case subdivided

according

to

length

of time
that individual securities had been in a continuous unrealized loss position for the periods indicated:

Duration of Unrealized Loss at September 30, 2022 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities -available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations
$
395
$
(22)
$
143
$
(18)
$
538
$
(40)
Obligations of U.S. states and political subdivisions
327
(30)
25
(8)
351
(38)
Corporate securities
2,447
(260)
550
(104)
2,997
(365)
Asset-backed securities
2,718
(153)
39
(4)
2,757
(157)
Mortgage-backed securities
Commercial
489
(61)
6
(1)
495
(61)
Agency residential
1,060
(133)
306
(62)
1,365
(195)
Non-agency residential
2
-
1
-
3
-
Foreign government securities
457
(43)
116
(22)
573
(65)
Foreign corporate securities
907
(112)
314
(80)
1,222
(192)
Total

8,802
(812)
1,499
(301)
10,302
(1,113)
Securities where an allowance for credit losses

was recorded
20
(17)
- -
20
(17)
Total fixed maturity securities $
8,822
$
(830)
$
1,499
$
(301)
$
10,322
$
(1,130)
(Some amounts may not reconcile due to rounding.)
Duration of Unrealized Loss at September 30, 2022 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities - available for sale
Due in one year or less $
399
$
(7)
$
40
$
(3)
$
440
$
(10)
Due in one year through five years
2,377
(184)
602
(88)
2,978
(272)
Due in five years through ten years
1,211
(182)
360
(101)
1,570
(283)
Due after ten years
546
(93)
146
(41)
692
(134)
Asset-backed securities
2,718
(153)
39
(4)
2,757
(157)
Mortgage-backed securities
1,551
(194)
313
(63)
1,864
(256)
Total

8,802
(812)
1,499
(301)
10,302
(1,113)
Securities where an allowance for credit losses

was recorded
20
(17)
- -
20
(17)
Total fixed maturity securities $
8,822
$
(830)
$
1,499
$
(301)
$
10,322
$
(1,130)
(Some amounts may not reconcile due to rounding.)

The

aggregate

fair

value

and

gross

unrealized

losses

related

to

fixed

maturity

securities

available

for

sale

in

an
unrealized

loss

position

at

September

30,

2022

were

$
10

billion

and

$
1

billion,

respectively.

The

fair

value

of
securities for

the single

issuer

(the United

States

government)

whose securities

comprised

the largest

unrealized
loss position

at September 30,

2022, did not

exceed
4.5
% of the

overall fair

value of

the Company’s

fixed maturity
securities available

for sale.

In addition,

as indicated

on the above

table, there

was no

significant concentration

of
unrealized

losses

in

any

one

market

sector.

The

$
830

million

of

unrealized

losses

related

to

fixed

maturity
securities

available

for

sale

that

have

been

in

an

unrealized

loss

position

for

less

than

one

year

were

generally
comprised of

domestic

and foreign

corporate

securities, asset

backed

securities and

agency

residential

mortgage
backed

securities. Of

these unrealized

losses,

$
723

million

were related

to

securities that

were rated

investment
grade

by

at

least

one

nationally

recognized

rating

agency.

The

$
301

million

of

unrealized

losses

related

to

fixed
maturity

securities

available

for

sale

in

an

unrealized

loss

position

for

more

than

one

year

related

primarily

to
domestic

and

foreign

corporate

securities

as

well

as

agency

residential

mortgage-backed

securities.

Of

these
unrealized

losses

$
273

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

September

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
16

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

Duration of Unrealized Loss at December 31, 2021 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities -available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations
$
267
$
(3)
$ - $ - $
267
$
(3)
Obligations of U.S. states and political subdivisions
51
(1)
3
-
54
(1)
Corporate securities
1,465
(25)
201
(6)
1,666
(31)
Asset-backed securities
1,891
(11)
38
-
1,929
(11)
Mortgage-backed securities
Commercial
139
(2)
35
(2)
174
(4)
Agency residential
699
(7)
168
(3)
867
(10)
Non-agency residential
1
- - -
2
-
Foreign government securities
200
(5)
15
(2)
215
(7)
Foreign corporate securities
677
(17)
33
(2)
710
(18)
Total fixed maturity securities $
5,390
$
(71)
$
492
$
(15)
$
5,882
$
(86)
(Some amounts may not reconcile due to rounding.)

Duration of Unrealized Loss at December 31, 2021 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value
Depreciatio
n
Value
Depreciatio
n
Value
Depreciatio
n
Fixed maturity securities - available for sale
Due in one year or less $
81
$
(2)
$
36
$
(4)
$
117
$
(6)
Due in one year through five years
1,209
(19)
154
(3)
1,364
(22)
Due in five years through ten years
853
(21)
34
(2)
887
(23)
Due after ten years
517
(10)
27
(1)
543
(11)
Asset-backed securities
1,891
(11)
38
-
1,929
(11)
Mortgage-backed securities
839
(9)
203
(5)
1,042
(14)
Total fixed maturity securities $
5,390
$
(71)
$
492
$
(15)
$
5,882
$
(86)
(Some amounts may not reconcile due to rounding.)
The

aggregate

fair

value

and

gross

unrealized

losses

related

to

investments

in

an

unrealized

loss

position

at
December 31,

2021 were

$
5.9

billion and

$
86

million, respectively.

The fair

value

of securities

for the

issuer (the
United States

government)

whose securities

comprised the

largest unrealized

loss position

at December

31, 2021,
did not

exceed
2.1
% of the

overall

fair value

of the

Company’s

fixed maturity

securities available

for sale.

The fair
value

of

the

securities

for

the

issuer

with

the

second

largest

unrealized

loss

comprised

less

than
0.4
%

of

the
Company’s

fixed

maturity

securities available

for

sale. In

addition, as

indicated

on the

above

table,

there

was

no
significant concentration

of unrealized losses in

any one market sector.

The $
71

million of unrealized

losses related
to

fixed

maturity

securities

that

have

been

in

an

unrealized

loss

position

for

less

than

one

year

were

generally
comprised of domestic and foreign

corporate securities,

foreign government securities,

asset backed securities and
agency

residential

mortgage

backed

securities.

Of

these

unrealized

losses,

$
62

million

were

related

to

securities
that were rated investment

grade by at least one nationally

recognized rating agency.

The $
15

million of unrealized
losses related

to fixed

maturity securities

available

for

sale in

an unrealized

loss position

for more

than one

year
related

primarily

to

domestic

and

foreign

corporate

securities

as

well

as

agency

residential

mortgage

backed
securities. Of these unrealized

losses $
12

million were related

to securities that

were rated

investment grade

by at
least

one

nationally

recognized

rating

agency.

In

all

instances,

there

were

no

projected

cash

flow

shortfalls

to
recover the full book value

of the investments and the

related interest

obligations. The mortgage

-backed securities
still have excess credit

coverage and are current

on interest and principal payments.

The components of net investment

income are presented in the

tables below for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Fixed maturities $
129
$
83
$
339
$
260
Equity securities
7
4
15
10
Short-term investments and cash
4
-
4
-
Other invested assets
Limited partnerships
(25)
82
63
260
Dividends from preferred shares of affiliate
8
8
23
23
Other

11
31
37
63
Gross investment income before adjustments
132
208
482
617
Funds held interest income (expense)
1
1
5
7
Interest income from Parent
3
2
7
4
Gross investment income

137
210
494
629
Investment expenses
(13)
(13)
(37)
(36)
Net investment income $
124
$
197
$
457
$
593
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
1.1

billion in

limited partnerships

and
private

placement

loan

securities

at

September

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
241

million.

Other

invested

assets,

at

fair

value,

as

of

September

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

As of September

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

September

30,

2022

and
December 31,

2021

is

limited

to

the

total

carrying

value

of

$
1.8

billion

and

$
1.7

billion,

respectively,

which

are
included

in

general

and

limited

partnerships

and

other

alternative

investments

in

Other

Invested

Assets

in

the
Company's

Consolidated

Balance Sheets.

As of

September

30, 2022,

the Company

has outstanding

commitments
totaling

$
766

million

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

the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Fixed maturity securities:
Allowances for credit losses $
(12)
$
(7)
$
(12)
$
(30)
Net realized gains (losses) from dispositions
(45)
3
(60)
11
Equity securities, fair value:
Net realized gains (losses) from dispositions
57
-
19
6
Gains (losses) from fair value adjustments
(134)
(4)
(451)
137
Other invested assets
6
2
10
6
Other invested assets, fair value:
Gains (losses) from fair value adjustments
(111)
(44)
(350)
137
Short-term investment gains (losses)
1
-
1
-
Total net gains (losses) on investments $
(237)
$
(51)
$
(842)
$
267
(Some amounts may not reconcile due to rounding.)
Roll Forward of Allowance for Credit Losses – Fixed maturities
Three Months Ended September 30, 2022 Nine Months Ended September 30, 2022
Asset Backed
Securities
Foreign
Corporate
Securities
Asset Backed
Securities
Foreign
Corporate
Securities
Corporate
Securities
Corporate
Securities Total Total
(Dollars in millions)
Beginning Balance $
(26)
$ - $
(2)
$
(28)
$
(19)
$
(8)
$ - $
(27)
Credit losses on securities where credit
losses were not previously recorded
(2)
(6)
(1)
(9)
(9)
(6)
(2)
(17)
Increases in allowance on previously
impaired securities
(3)
- -
(3)
(4)
- -
(4)
Decreases in allowance on previously

impaired securities - - - - - - - -
Reduction in allowance due to disposals - - - -
1
8
1
9
Balance as of September 30, 2022 $
(31)
$
(6)
$
(2)
$
(39)
$
(31)
$
(6)
$
(2)
$
(39)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed maturities
Three Months Ended September 30, 2021 Nine Months Ended September 30, 2021
Asset Asset
Corporate Backed Corporate Backed
Securities Securities Total Securities Securities Total
(Dollars in millions)
Beginning Balance $
(18)
$
(5)
$
(24)
$
(1)
$ - $
(2)
Credit losses on securities where credit
losses were not previously recorded
(5)
-
(5)
(21)
(5)
(26)
Increases in allowance on previously
impaired securities
(1)
(3)
(4)
(2)
(3)
(5)
Decreases in allowance on previously

impaired securities - - - - - -
Reduction in allowance due to disposals
1
-
1
2
-
2
Balance as of September 30, 2021 $
(23)
$
(8)
$
(31)
$
(23)
$
(8)
$
(31)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross

gains and losses from dispositions of fixed

maturity and equity securities, are
presented in the table below for

the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Proceeds from sales of fixed maturity securities, available for sale $
301
$
152
$
812
$
394
Gross gains from dispositions
1
9
7
24
Gross losses from dispositions
(46)
(6)
(67)
(13)
Proceeds from sales of equity securities $
591
$
104
$
1,016
$
450
Gross gains from dispositions
59
3
67
18
Gross losses from dispositions
(2)
(3)
(48)
(11)
(Some amounts may not reconcile due to rounding.)

4.

RESERVES FOR LOSSES, LAE

AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and LAE is summarized

for the periods indicated:

Nine Months Ended September 30,
(Dollars in millions)
2022 2021
Gross reserves beginning of period $
13,121
$
11,578
Less reinsurance recoverables on unpaid losses
(3,651)
(3,951)
Net reserves beginning of period
9,470
7,627
Incurred related to:
Current year
4,606
4,106
Prior years
18
(4)
Total incurred losses and LAE
4,624
4,103
Paid related to:
Current year

1,502
1,118
Prior years
1,303
1,203
Total paid losses and LAE
2,805
2,321
Foreign exchange/translation adjustment

(70)
(20)
Net reserves end of period
11,221
9,389
Plus reinsurance recoverables on unpaid losses
3,628
3,839
Gross reserves end of period $
14,849
$
13,228
(Some amounts may not reconcile due to rounding.)
Current year

incurred losses were

$
4.6

billion and $
4.1

billion for the

nine months ended

September 30, 2022

and
2021, respectively.

Gross and net

reserves increased

for the nine

months ended September

30, 2022, reflecting

an
increase in

underlying exposure

due to

earned premium

growth year

over year,

the impact

of an increase

of $
132
million in catastrophe

losses in 2022

compared to

2021 and the

impact of $
25

million of incurred

losses related

to
the

Ukraine/Russia

war.

Prior

year

incurred

development

of

$
18

million

is

primarily

driven

by

unfavorable
movement on prior year catastrophes

.
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
25
million

of

incurred

underwriting

losses

related

to

the

Ukraine

and

Russia

conflict

for

the

nine

months

ended
September 30, 2022.

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
2022,

$
1.6

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

2022

and
December 31, 2021

of $
1.2

billion and

$
1.3

billion, respectively.

During the

fourth

quarter of

2021, the

Company
began

to

internally

manage

a

portfolio

of

collateralized

loan

obligations

included

in

asset-backed

securities
available

for sale,

which had

a fair

value of

$
2.4

billion and

$
2.0

billion at

September 30,

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
●
Foreign government

securities are

comprised of

global non-U.S.

sovereign

bond issuances

and the

fair values
are based

on observable

market inputs

such as

quoted market

prices, quoted

prices for

similar securities

and
models

with

observable

inputs

such

as

benchmark

yields

and

credit

spreads

and

then,

where

applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source;
●
Foreign corporate

securities are comprised of

global non-U.S. corporate

bond issuances and the fair

values are
based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar

securities

and
models

with

observable

inputs

such

as

benchmark

yields

and

credit

spreads

and

then,

where

applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source.

The following

table presents

the fair

value measurement

levels for

all assets,

which the

Company has

recorded at
fair value as of the period indicated:

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
September 30, 2022 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations
$
562
$ - $
562
$ -
Obligations of U.S. states and political subdivisions
481
-
481
-
Corporate securities
3,564
-
2,845
719
Asset-backed securities
3,645
-
2,752
893
Mortgage-backed securities
Commercial
495
-
495
-
Agency residential
1,367
-
1,367
-
Non-agency residential
3
-
3
-
Foreign government securities
626
-
626
-
Foreign corporate securities
1,326
-
1,310
16
Total fixed maturities, available for sale
12,070
-
10,442
1,628
Equity securities, fair value
1,258
1,212
46
-
Other invested assets, fair value
1,680
- -
1,680
(Some amounts may not reconcile due to rounding.)

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
December 31, 2021 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations
$
663
$ - $
663
$ -
Obligations of U.S. states and political subdivisions
587
-
587
-
Corporate securities
4,075
-
3,345
730
Asset-backed securities
3,466
-
2,215
1,251
Mortgage-backed securities
Commercial
603
-
603
-
Agency residential
1,261
-
1,261
-
Non-agency residential
4
-
4
-
Foreign government securities
692
-
692
-
Foreign corporate securities
1,510
-
1,494
16
Total

fixed maturities, available for sale
12,860
-
10,863
1,997
Equity securities, fair value
1,758
1,722
36
-
Other invested assets, fair value
2,031
- -
2,031
(Some amounts may not reconcile due to rounding.)
In addition, $
309

million and $
287

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

Total Fixed Maturities, Available for Sale
Three Months Ended September 30, 2022 Nine Months Ended September 30, 2022
Corporate Asset Backed Foreign Corporate Asset Backed Foreign
(Dollars in millions)
Securities Securities CMBS Corporate Total Securities Securities CMBS Corporate Total
Beginning balance fixed maturities $
862
$
1,255
$
6
$
40
$
2,163
$
730
$
1,251
$ - $
16
$
1,997
Total gains or (losses) (realized/unrealized)
Included in earnings
(3)
- - -
(3)
(6)
- - -
(6)
Included in other comprehensive

income (loss)
(6)
65
- -
59
(13)
(11)
-
(4)
(28)
Purchases, issuances and settlements
27
159
- -
186
42
387
6
8
443
Transfers in (out) of Level 3 and reclassification of
securities in/(out) investment categories

(163)
(587)
(6)
(24)
(779)
(35)
(735)
(6)
(4)
(779)
Ending balance $
719
$
893
$ - $
16
$
1,628
$
719
$
893
$ - $
16
$
1,628
The amount of total gains or losses for the

period included in earnings (or changes in

net assets) attributable to the change in

unrealized gains or losses relating to

assets still held at the reporting date
$
(3)
$ - $ - $ - $
(3)
$
(8)
$
8
$ - $ - $ -
(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities,

Available for Sale
Three Months Ended September 30, 2021 Nine Months Ended September 30, 2021
Corporate Asset Backed Foreign Corporate Asset Backed Foreign
(Dollars in millions)
Securities Securities Corporate Total Securities Securities Corporate Total
Beginning balance fixed maturities $
635
$
815
$
5
$
1,455
$
631
$
623
$
6
$
1,260
Total gains or (losses) (realized/unrealized)
Included in earnings
3
(3)
- -
(12)
(7)
-
(19)
Included in other comprehensive income (loss)
(1)
- -
(2)
6
4
-
10
Purchases, issuances and settlements
87
192
-
279
99
384
(1)
482
Transfers in (out) of Level

3 and reclassification of
securities in/(out) investment categories

- - - - - - - -
Ending balance $
723
$
1,004
$
5
$
1,732
$
723
$
1,004
$
5
$
1,732
The amount of total gains or losses for the

period included in earnings (or changes in

net assets) attributable to the change in

unrealized gains or losses relating to

assets still held at the reporting date
$
1
$
(3)
$ - $
(2)
$
(17)
$
(8)
$ - $
(24)
(Some amounts may not reconcile due to rounding.)
The

$
779

million

shown

as

transfers

in/(out)

of

Level

3

and

reclassification

of

securities

in/(out)

of

investment
categories for the three and

nine months ended September 30, 2022 relate

mainly to previously designated

Level 3
securities that

the Company

has reclassified

from “fixed

maturities –

available for

sale” to

“fixed maturities

– held
to

maturity”

during

the

third

quarter

of

2022.

As

“fixed

maturities

–

held

to

maturity"

are

carried

at

amortized
cost, net of

credit allowances rather

than at fair value

as “fixed maturities

– available for

sale”,

these securities are
no longer included within the fair value

hierarchy table or

in the roll-forward of Level

3 securities. The fair values of
these securities are determined

in a similar manner

as the Company’s

fixed maturity securities

available for sale

as
described

above.

The

fair

values

of

these

securities

incorporate

the

use

of

significant

unobservable

inputs

and
therefore are classified as Level

3 within the fair value hierarchy

as of September 30, 2022.

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
September 30, 2022
Nine Months Ended
September 30, 2022
(Dollars in millions)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation) ("URA(D)")

on securities - non-credit related
$
(357)
75
$
(282)
$
(1,376)
288
$
(1,087)
Reclassification of net realized losses (gains)

included in net income (loss)
50
(11)
40
61
(13)
48
Foreign currency translation adjustments
(37)
8
(29)
(52)
11
(41)
Reclassification of amortization of net gain (loss)

included in net income (loss)
- - -
3
(1)
2
Total other comprehensive income (loss) $
(343)
$
72
$
(271)
$
(1,364)
$
285
$
(1,078)
(Some amounts may not reconcile due to rounding)
Three Months Ended
September 30, 2021
Nine Months Ended
September 30, 2021
(Dollars in millions)
Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation) ("URA(D)")

on securities - non-credit related
$
(55)
12
$
(43)
$
(139)
29
$
(110)
Reclassification of net realized losses (gains)

included in net income (loss)
3
(1)
2
13
(3)
10
Foreign currency translation adjustments
(26)
5
(21)
(6)
1
(5)
Reclassification of amortization of net gain (loss)

included in net income (loss)
2
-
2
7
(2)
6
Total other comprehensive income (loss) $
(77)
$
16
$
(61)
$
(125)
$
26
$
(99)
(Some amounts may not reconcile due to rounding)
The following table presents details

of the amounts reclassified from AOCI for

the periods indicated:

Three Months Ended Nine Months Ended Affected line item within the
September 30, September 30,
statements of operations and

AOCI component 2022 2021 2022 2021 comprehensive income (loss)
(Dollars in millions)
URA(D) on securities $
50
$
3
$
61
$
13
Other net gains (losses) on investments
(11)
(1)
(13)
(3)
Income tax expense (benefit)
$
40
$
2
$
48
$
10
Net income (loss)
Benefit plan net gain (loss) $ - $
2
$
3
$
7
Other underwriting expenses
- -
(1)
(2)
Income tax expense (benefit)
$ - $
2
$
2
$
6
Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents

the components of accumulated

other comprehensive income

(loss), net of tax,

in the
consolidated balance sheets for

the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Beginning balance of URA (D) on securities $
(675)
$
255
$
122
$
313
Current period change in URA (D) of investments - non-credit related
(242)
(41)
(1,039)
(100)
Ending balance of URA (D) on securities
(917)
213
(917)
213
Beginning balance of foreign currency translation adjustments
8
45
20
29
Current period change in foreign currency translation adjustments
(29)
(21)
(41)
(5)
Ending balance of foreign currency translation adjustments

(21)
24
(21)
24
Beginning balance of benefit plan net gain (loss)
(50)
(70)
(50)
(74)
Current period change in benefit plan net gain (loss) -
2
2
6
Ending balance of benefit plan net gain (loss)
(49)
(68)
(49)
(68)
Ending balance of accumulated other comprehensive income (loss) $
(987)
$
169
$
(987)
$
169
(Some amounts may not reconcile due to rounding.)
8.

COLLATERALIZED REINSURANCE

AND TRUST AGREEMENTS

A

subsidiary

of

the

Company,

Everest

Reinsurance

company

(“Everest

Re”),

has

established

a

trust

agreement,
which

effectively

uses

Everest

Re’s

investments

as

collateral,

as

security

for

assumed

losses

payable

to

non-
affiliated

ceding

companies.

At

September

30,

2022,

the

total

amount

on

deposit

in

the

trust

account

was
$
632

million which includes $
78

million of restricted cash.

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

(Dollars in millions)
Class Description Effective Date Expiration Date Limit
Coverage
Basis
Series 2018-1 Class A-2
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/30/2018
5/5/2023
$
63
Aggregate
Series 2018-1 Class B-2
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/30/2018
5/5/2023
200
Aggregate
Series 2019-1 Class A-1
US, Canada, Puerto Rico – Named Storm and Earthquake Events
12/12/2019
12/19/2023
150
Occurrence
Series 2019-1 Class B-1
US, Canada, Puerto Rico – Named Storm and Earthquake Events
12/12/2019
12/19/2023
275
Aggregate
Series 2019-1 Class A-2
US, Canada, Puerto Rico – Named Storm and Earthquake Events
12/12/2019
12/19/2024
150
Occurrence
Series 2019-1 Class B-2
US, Canada, Puerto Rico – Named Storm and Earthquake Events
12/12/2019
12/19/2024
275
Aggregate
Series 2021-1 Class A-1
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/21/2025
150
Occurrence
Series 2021-1 Class B-1
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/21/2025
85
Aggregate
Series 2021-1 Class C-1
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/21/2025
85
Aggregate
Series 2021-1 Class A-2
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/20/2026
150
Occurrence
Series 2021-1 Class B-2
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/20/2026
90
Aggregate
Series 2021-1 Class C-2
US, Canada, Puerto Rico – Named Storm and Earthquake Events
4/8/2021
4/20/2026
90
Aggregate
Series 2022-1 Class A
US, Canada, Puerto Rico – Named Storm and Earthquake Events
6/22/2022
6/22/2025
300
Aggregate
Total available limit as of September 30, 2022 $
2,063
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

(Dollars in millions)
Note Series Issue Date Maturity Date Amount
Series 2018-1 Class A-2
4/30/2018
5/5/2023
$
63
Series 2018-1 Class B-2
4/30/2018
5/5/2023
200
Series 2019-1 Class A-1
12/12/2019
12/19/2023
150
Series 2019-1 Class B-1
12/12/2019
12/19/2023
275
Series 2019-1 Class A-2
12/12/2019
12/19/2024
150
Series 2019-1 Class B-2
12/12/2019
12/19/2024
275
Series 2021-1 Class A-1
4/8/2021
4/21/2025
150
Series 2021-1 Class B-1
4/8/2021
4/21/2025
85
Series 2021-1 Class C-1
4/8/2021
4/21/2025
85
Series 2021-1 Class A-2
4/8/2021
4/20/2026
150
Series 2021-1 Class B-2
4/8/2021
4/20/2026
90
Series 2021-1 Class C-2
4/8/2021
4/20/2026
90
Series 2022-1 Class A
6/22/2022
6/22/2025
300
$
2,063
9.

SENIOR NOTES
The table

below displays

Holdings’ outstanding

senior notes.

Fair value

is based on

quoted market

prices, but

due
to limited trading activity,

these senior notes are considered Level

2 in the fair value hierarchy.

September 30, 2022 December 31, 2021
Consolidated Consolidated
Principal

Balance Sheet Fair Balance Sheet Fair
(Dollars in millions)
Date Issued Date Due Amounts Amount Value Amount Value
4.868
% Senior notes 06/05/2014 06/01/2044
400
$
397
$
339
$
397
$
504
3.5
% Senior notes 10/07/2020
10/15/2050
1,000
980
669
980
1,055
3.125
% Senior notes 10/04/2021
10/15/2052
1,000
969
627
968
983
2,400
$
2,347
$
1,635
$
2,346
$
2,542
Interest expense incurred in

connection with these senior notes is as follows

for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Interest expense incurred
4.868
% Senior notes $
5
$
5
$
15
$
15
Interest expense incurred
3.5
% Senior notes
9
9
26
26
Interest expense incurred
3.125
% Senior notes
8
-
24
-
$
22
$
14
$
65
$
41

10.

LONG TERM SUBORDINATED

NOTES
The table

below

displays

Holdings’

outstanding

fixed

to

floating

rate

long

term

subordinated

notes.

Fair

value

is
based on

quoted market

prices, but due

to limited

trading activity,

these subordinated

notes are

considered Level
2 in the fair value hierarchy.

September 30, 2022 December 31, 2021
Original Consolidated Consolidated
Principal Maturity Date Balance Fair Balance Fair
(Dollars in millions)
Date Issued Amount Scheduled Final Sheet Amount Value Sheet Amount Value
Long term subordinated notes 04/26/2007 $
400
05/15/2037 05/01/2067 $
218
$
179
$
224
$
216
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

2022

to
November 14, 2022 is
5.29
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
In

2009,

the

Company

had

reduced

its

outstanding

amount

of

long

term

subordinated

notes

by

$
161

million
through the

initiation of

a cash

tender offer

for any

and all

of the

long term

subordinated

notes.

In addition,

the
Company

repurchased

and

retired

$
13

million

of

the

long

term

subordinated

notes

in

2020.

During

the

third
quarter

of

2022,

the

Company

repurchased

and

retired

$
6

million

of

the

outstanding

long

term

subordinated
notes. The Company realized

a gain of $
1

million on the transaction.
Interest

expense

incurred

in

connection

with

these

long

term

subordinated

notes

is

as

follows

for

the

periods
indicated:
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Interest expense incurred $
3
$
1
$
6
$
4
11.

FEDERAL HOME LOAN BANK MEMBERSHIP
Everest

Re

is

a

member

of

the

Federal

Home

Loan

Bank

of

New

York

(“FHLBNY”),

which

allows

Everest

Re

to
borrow

up to
10
% of

its statutory

admitted

assets.

As of

September

30, 2022,

Everest

Re had

admitted

assets

of
approximately

$
22.0

billion

which

provides

borrowing

capacity

of

up

to

approximately

$
2.2

billion.

As

of
September

30,

2022,

Everest

Re

has

$
519

million

of

borrowings

outstanding,

with

maturities

in

November

and
December

2022

and

interest

payable

at

interest

rates

between
0.53
%

and
0.65
%.

Everest

Re

incurred

interest
expense of

$
0.8

million and

$
0.3

million for

the three

months

ended September

30, 2022

and 2021,

respectively.
Everest

Re

incurred

interest

expense

of

$
2.3

million

and

$
0.8

million

for

the

nine

months

ended

September

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

Three Months Ended September 30, 2022 Nine Months Ended September 30, 2022
(Dollars in millions)
Reinsurance Insurance
Total

Reinsurance Insurance
Total

Gross written premiums $
1,681
$
905
$
2,585
$
4,454
$
2,773
$
7,227
Net written premiums
1,506
722
2,228
3,936
2,083
6,019
Premiums earned $
1,398
$
706
$
2,104
$
3,902
$
1,985
$
5,887
Incurred losses and LAE
1,531
564
2,094
3,227
1,398
4,624
Commission and brokerage
337
85
423
985
231
1,216
Other underwriting expenses
33
94
127
97
269
365
Underwriting gain (loss) $
(504)
$
(37)
$
(541)
$
(406)
$
87
$
(319)
Net investment income
124
457
Net gains (losses) on investments
(237)
(842)
Corporate expense
(5)
(17)
Interest, fee and bond

issue cost amortization expense
(26)
(74)
Other income (expense)

7
(2)
Income (loss) before taxes $
(677)
$
(796)
(Some amounts may not reconcile due to rounding)

Three Months Ended September 30, 2021 Nine Months Ended September 30, 2021
(Dollars in millions)
Reinsurance Insurance
Total

Reinsurance Insurance
Total

Gross written premiums $
1,693
$
831
$
2,524
$
4,552
$
2,422
$
6,974
Net written premiums
1,461
608
2,069
3,961
1,802
5,763
Premiums earned $
1,280
$
571
$
1,851
$
3,690
$
1,625
$
5,315
Incurred losses and LAE
1,208
445
1,653
2,917
1,185
4,103
Commission and brokerage
320
69
389
935
190
1,126
Other underwriting expenses
32
77
110
101
228
329
Underwriting gain (loss) $
(279)
$
(21)
$
(300)
$
(264)
$
22
$
(243)
Net investment income
197
593
Net gains (losses) on investments
(51)
267
Corporate expense
(11)
(23)
Interest, fee and bond

issue cost amortization expense
(16)
(47)
Other income (expense)

10
12
Income (loss) before taxes $
(171)
$
560
(Some amounts may not reconcile due to rounding)
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
U.S., in which the Company writes business,

for the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Canada gross written premiums $
103
$
60
$
252
$
164
No other country represented

more than
5
% of the Company’s revenues.

13.

RELATED-PARTY

TRANSACTIONS
Parent
Group entered

into a

$
300

million long

term note

agreement with

Everest

Re as

of December

17, 2019.

The note
pays interest

annually at

a rate of
1.69
% and is

scheduled to mature

in December,

2028. The Company

recognized
interest income

related to

this long term

note of $
1.3

million for the

three months ended

September 30, 2022 and
2021, respectively and $
3.8

million for the nine months ended September

30, 2022 and 2021, respectively.

Group entered

into a

$
200

million long

term note

agreement with

Everest

Re as

of August

5, 2021. The

note pays
interest annually

at a rate

of
1.00
% and is

scheduled to

mature in

August, 2030.

The Company

recognized interest
income related

to this

long term

note of

$
0.5

million and

$
0.3

million for

the three

months ended

September 30,
2022 and 2021,

respectively and

$
1.5

million and $
0.3

million for

the nine months

ended September 30,

2022 and
2021, respectively.

Group

entered

into

a

$
215

million

long

term

note

agreement

with

Holdings

as

of

June

29,

2022.

The

note

pays
interest

annually

at

a rate

of
3.11
% and

is scheduled

to

mature

in June,

2052.

The Company

recognized

interest
income

related

to

this

long

term

note

of

$
1.7

million

for

both

the

three

and

nine

months

ended

September

30,
2022.

Group’s

Board

of

Directors

approved

an

amended

share

repurchase

program

authorizing

Group

and/or

its
subsidiary

Holdings

to purchase

Group’s

common shares

through

open market

transactions,

privately

negotiated
transactions

or

both.

The

most

recent

amendment

from

the

Board,

approved

on

May

22,

2020,

increased

the
cumulative number of shares that may

be repurchased under the program to
32

million shares.

Holdings had

purchased and

held
9,719,971

Common Shares

of Group,

which were

purchased in

the open market
between February 2007 and March 2011.
In December,

2015, Holdings

transferred

the
9,719,971

Common Shares

of Group,

which it

held as

other invested
assets,

at

fair

value,

valued

at

$
1.8

billion,

to

Preferred

Holdings

in

exchange

for
1,773.214

preferred

shares

of
Preferred

Holdings

with

a

$
1

million

par

value

and
1.75
%

annual

dividend

rate.

After

the

exchange,

Holdings

no
longer holds any shares or has any

ownership interest in Group.

Holdings

has

reported

the

preferred

shares

in

Preferred

Holdings,

as

other

invested

assets,

fair

value,

in

the
consolidated

balance

sheets

with

changes

in

fair

value

re-measurement

recorded

in

net

gains

(losses)

on
investments

in

the

consolidated

statements

of operations

and

comprehensive

income

(loss).

The following

table
presents

the dividends

received on

the preferred

shares

of Preferred

Holdings and

on the

Parent

shares

that are
reported as net investment

income in the consolidated

statements of

operations and comprehensive

income (loss)
for the period indicated.

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Dividends received on preferred stock of affiliate $
8
$
8
$
23
$
23
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

(Dollars in millions)
Single

Percent Assuming Occurrence Aggregate
Coverage Period Ceding Company
Ceded

Company Type of Business Limit
Limit

01/01/2010-12/31/2010
Everest Re
44.0
%
Bermuda Re
property / casualty business
150
325
01/01/2011-12/31/2011
Everest Re
50.0
%
Bermuda Re
property / casualty business
150
300
01/01/2012-12/31/2014
Everest Re
50.0
%
Bermuda Re
property / casualty business
100
200
01/01/2015-12/31/2016
Everest Re
50.0
%
Bermuda Re
property / casualty business
163
325
01/01/2017-12/31/2017
Everest Re
60.0
%
Bermuda Re
property / casualty business
219
438
01/01/2010-12/31/2010
Everest Re- Canadian Branch
60.0
%
Bermuda Re
property business
350
(1)
-
01/01/2011-12/31/2011
Everest Re- Canadian Branch
60.0
%
Bermuda Re
property business
350
(1)
-
01/01/2012-12/31/2012
Everest Re- Canadian Branch
75.0
%
Bermuda Re
property / casualty business
206
(1)
413
(1)
01/01/2013-12/31/2013
Everest Re- Canadian Branch
75.0
%
Bermuda Re
property / casualty business
150
(1)
413
(1)
01/01/2014-12/31/2017
Everest Re- Canadian Branch
75.0
%
Bermuda Re
property / casualty business
263
(1)
413
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

£
100

million

of

reinsurance

coverage

for

each

catastrophe

occurrence

above

£
40

million.

Bermuda

Re

(UK

Branch)

paid

Everest

Re

£
4

million

for

this

coverage.

This

contract

was

most

recently

renewed
effective January 1, 2022.
Everest

Re

entered

into

a

catastrophe

excess

of

loss

reinsurance

contract

with

Ireland

Re,

effective

February

1,
2021 through

January

31, 2022,

subject

to

renewal

thereafter.

The contract

provides

Ireland

Re with

up to

€
145
million of reinsurance

coverage for

each catastrophe

occurrence above €
16

million. Ireland Re

paid Everest

Re €
10
million for this coverage.

This contract was most recently

renewed effective

February 1, 2022.
The

table

below

represents

loss

portfolio

transfer

(“LPT”)

reinsurance

agreements

whereby

net

insurance
exposures and reserves were

transferred to an

affiliate.

(Dollars in millions)
Effective Transferring Assuming
% of Business or

Covered Period

Date
Company

Company Amount of Transfer of Transfer
10/01/2001
Everest Re (Belgium Branch)
Bermuda Re
100
%
All years
10/01/2008
Everest Re
Bermuda Re
$
747
01/01/2002-12/31/2007
12/31/2017
Everest Re
Bermuda Re
$
970
All years
On December 31,

2017, the

Company entered

into a

LPT agreement

with Bermuda

Re. The

LPT agreement

covers
subject

loss

reserves

of

$
2.3

billion

for

accident

years

2017

and

prior.

As

a

result

of

the

LPT

agreement,

the
Company transferred

$
1.0

billion of cash and

fixed maturity securities

and transferred

$
970

million of loss reserves
to

Bermuda

Re.

As

part

of

the

LPT

agreement,

Bermuda

Re

will

provide

an

additional

$
500

million

of

adverse
development

coverage

on

the

subject

loss

reserves.

As

of

September

30,

2022,

and

December

31,

2021,

the
Company

has

a

reinsurance

recoverable

of

$
854

million

and

$
856

million,

respectively,

recorded

on

its

balance
sheet due from Bermuda Re.
The

following

tables

summarize

the

significant

premiums

and

losses

ceded

and

assumed

by

the

Company

to
affiliated entities:

Three Months Ended Nine Months Ended
Bermuda Re September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Ceded written premiums $
95
$
78
$
279
$
224
Ceded earned premiums
95
77
279
222
Ceded losses and LAE
(2)
12
(1)
3
Assumed written premiums -
5
3
5
Assumed earned premiums -
4
5
4
Assumed losses and LAE - - - -
Three Months Ended Nine Months Ended
Ireland Re September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Assumed written premiums $
2
$
7
$
6
$
13
Assumed earned premiums
2
7
6
12
Assumed losses and LAE
(4)
62
(2)
62

Three Months Ended Nine Months Ended
Ireland Insurance September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Assumed written premiums $
3
$
4
$
7
$
6
Assumed earned premiums
2
2
6
4
Assumed losses and LAE
1
1
3
2
The

following

table

summarizes

the

premiums

and

losses

that

are

ceded

by

the

Company

to

Mt.

Logan

Re
segregated accounts and

assumed by the Company from Mt. Logan

Re segregated accounts.

Three Months Ended Nine Months Ended
Mt. Logan Re Segregated Accounts September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Ceded written premiums $
60
$
98
$
122
$
226
Ceded earned premiums
51
86
122
212
Ceded losses and LAE

82
97
142
192
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

Based

on

recent

competitive

behaviors

in

the
insurance

and reinsurance

activity,

natural

catastrophe

events and

the macroeconomic

backdrop,

there has

been
some dislocation

in the

market which

should have

a positive

impact on

rates

and terms

and conditions

generally,
though local market specificities can

vary widely.
The increased

frequency

of catastrophe

losses

experienced

throughout

2021 and

thus far

in

2022 appears

to

be
pressuring the

increase of

rates.

As business

activity continues

to regain

strength

after the

pandemic and

current
macroeconomic

uncertainty,

rates

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

$25
million

of

incurred

underwriting

losses

related

to

the

Ukraine

and

Russia

conflict

as

of

the

nine

months

ended
September 30, 2022.

Financial Summary.
We

monitor

and

evaluate

our

overall

performance

based

upon

financial

results.

The

following

table

displays

a
summary of the consolidated net income (loss), ratios

and stockholder’s equity for

the periods indicated:

Three Months Ended

Percentage

Nine Months Ended

Percentage

September 30, Increase/ September 30, Increase/
(Dollars in millions)
2022 2021
(Decrease)
2022 2021
(Decrease)
Gross written premiums $ 2,585 $ 2,524 2.4% $ 7,227 $ 6,974 3.6%
Net written premiums 2,228 2,069 7.7% 6,019 5,763 4.4%
REVENUES:
Premiums earned $ 2,104 $ 1,851 13.6% $ 5,887 $ 5,315 10.8%
Net investment income 124 197 -36.8% 457 593 -22.9%
Net gains (losses) on investments (237) (51) NM (842) 267 NM
Other income (expense) 7 10 -30.0% (2) 12 -116.7%
Total revenues 1,998 2,007 -0.5% 5,500 6,187 -11.1%
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses 2,094 1,653 26.7% 4,624 4,103 12.7%
Commission, brokerage, taxes and fees 423 389 8.7% 1,216 1,126 8.0%
Other underwriting expenses 127 110 16.3% 365 329 11.0%
Corporate expense 5 11 -54.6% 17 23 -28.1%
Interest, fee and bond issue cost amortization expense 26 16 62.1% 74 47 58.1%
Total claims and expenses 2,675 2,178 22.8% 6,296 5,627 11.9%
INCOME (LOSS) BEFORE TAXES (677) (171) NM (796) 560 -242.1%
Income tax expense (benefit) (135) (28) NM (170) 118 -244.1%
NET INCOME (LOSS)

$ (542) $ (143) NM $ (626) $ 442 -241.6%
RATIOS:
Point
Change
Point
Change
Loss ratio 99.6% 89.3% 10.3 78.6% 77.2% 1.4
Commission and brokerage ratio 20.1% 21.0% (0.9) 20.7% 21.2% (0.5)
Other underwriting expense ratio 6.1% 5.9% 0.2 6.2% 6.2% -
Combined ratio 125.7% 116.2% 9.5 105.4% 104.6% 0.8
At At

Percentage

September 30, December 31, Increase/
(Dollars in millions)
2022 2021
(Decrease)
Balance sheet data:
Total investments and cash $ 18,946 $ 19,719 -3.9%
Total assets 27,656 27,695 -0.1%
Loss and loss adjustment expense reserves 14,849 13,121 13.2%
Total debt 3,084 3,089 -0.2%
Total liabilities 22,322 20,657 8.1%
Stockholder's equity 5,334 7,038 -24.2%
(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.
Premiums.

Gross written

premiums increased

by 2.4%

to $2.6

billion for

the three

months

ended September

30,
2022, compared

to $2.5

billion for

the three

months ended

September 30,

2021, reflecting

a $74

million, or 8.9%,
increase in our insurance

business and a $13 million, or 0.7%,

decrease in our reinsurance

business. The increase in
insurance

premiums reflects

growth across

most lines

of business

driven by

positive rate

and exposure

increases,
new business,

and strong

renewal retention.

The decrease

in reinsurance

premiums was

mainly due to

a decline in
property

pro

rata

business,

partially

offset

by

an

increase

in

casualty

pro

rata

business.

Gross

written

premiums
increased by

3.6% to $7.2

billion for

the nine months

ended September

30, 2022, compared

to $7.0 billion

for the
nine

months

ended

September

30,

2021,

reflecting

a

$351

million,

or

14.5%,

increase

in

our

insurance

business
and

a

$98

million,

or

2.2%,

decrease

in

our

reinsurance

business.

The

increase

in

insurance

premiums

reflects
growth

across

most

lines

of

business

driven

by

positive

rate

and

exposure

increases,

new

business,

and

strong
renewal retention.

The decrease in reinsurance

premiums was mainly

due to a decline

property pro rata

business,
partially offset by an increase in casualty

pro rata business.
Net

written

premiums

increased

by

7.7%

to

$2.2

billion

for

the

three

months

ended

September

30,

2022,
compared to $2.1 billion

for the three

months ended September

30,

2021 and increased

by 4.4% to $6.0 billion

for
the nine

months ended

September 30,

2022, compared

to $5.8

billion for

the nine

months ended

September 30,
2021.

The

higher

percentage

increases

in

net

written

premiums

compared

to

gross

written

premiums

were
primarily due

to

a reduction

in business

ceded to

the segregated

accounts

of Mt.

Logan

Re during

the three

and
nine

months

ended

September

30,

2022

compared

to

the

three

and

nine

months

ended

September

30,

2021.
Premiums earned increased by 13.6% to

$2.1 billion for the three months ended

September 30, 2022, compared to
$1.9 billion

for

the three

months

ended September

30,

2021 and

increased

by

10.8%

to

$5.9 billion

for

the nine
months ended September

30, 2022, compared

to $5.3 billion

for the nine

months ended September

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

$7

million

and

$10

million

for

the

three

months

ended
September

30,

2022

and

2021,

respectively.

We

recorded

other

expense

of

$2

million

and

other

income

of

$12
million for the nine months

ended September 30, 2022 and

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

Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,260 59.9% $ 7 0.3% $ 1,267 60.2%
Catastrophes 826 39.2% 1 0.1% 827 39.3%
Total $ 2,086 99.1% $ 8 0.4% $ 2,094 99.6%
2021
Attritional $ 1,112 60.0% $ - 0.0% $ 1,112 60.0%
Catastrophes 544 29.4% (3) -0.1% 541 29.3%
Total $ 1,656 89.4% $ (3) -0.1% $ 1,653 89.3%
Variance 2022/2021
Attritional $ 148 (0.1) pts $ 7 0.3 pts $ 155 0.2 pts
Catastrophes 282 9.8 pts 4 0.2 pts 286 10.0 pts
Total $ 430 9.7 pts $ 11 0.5 pts $ 441 10.3 pts
Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 3,636 61.8% $ 7 0.1% $ 3,643 61.9%
Catastrophes 971 16.5% 10 0.2% 981 16.7%
Total $ 4,607 78.3% $ 17 0.3% $ 4,624 78.6%
2021
Attritional $ 3,267 61.5% $ (2) 0.0% $ 3,265 61.5%
Catastrophes 840 15.8% (2) 0.0% 837 15.8%
Total $ 4,106 77.3% $ (4) 0.0% $ 4,103 77.2%
Variance 2022/2021
Attritional $ 369 0.3 pts $ 9 0.1 pts $ 378 0.5 pts
Catastrophes 131 0.7 pts 12 0.2 pts 144 0.9 pts
Total $ 500 1.0 pts $ 21 0.3 pts $ 522 1.4 pts
(Some amounts may not reconcile due to rounding.)
Incurred

losses

and

LAE

increased

by

26.7%

to

$2.1

billion

for

the

three

months

ended

September

30,

2022
compared

to

$1.7 billion

for

the

three

months

ended

September

30,

2021, primarily

due

to

an

increase

of $148
million

in

current

year

attritional

losses

and

an

increase

of

$282

million

in

current

year

catastrophe

losses.

The
increase in

current

year attritional

losses was

mainly due

to

the impact

of the

increase

in premiums

earned. The
current year

catastrophe

losses of $826

million for the

three months

ended September

30, 2022 mainly

related to
Hurricane

Ian

($769

million),

Hurricane

Fiona

($25

million),

Typhoon

Nanmadol

($20

million),

and

the

2022
Western

Europe hailstorms

($9 million).

The current

year catastrophe

losses of

$544 million

for the

three months
ended September 30, 2021 related to

Hurricane Ida ($431 million) and the Europeans floods

($113 million).

Incurred

losses

and

LAE

increased

by

12.7%

to

$4.6

billion

for

the

nine

months

ended

September

30,

2022
compared

to

$4.1

billion

for

the

nine

months

ended

September

30,

2021,

primarily

due

to

an

increase

of

$369
million

in

current

year

attritional

losses

and

an

increase

of

$131

million

in

current

year

catastrophe

losses.

The
increase

in current

year

attritional

losses

was

mainly due

to

the impact

of the

increase

in premiums

earned and
$25

million

of

attritional

losses

incurred

due

to

the

Ukraine/Russia

war.

The

current

year

catastrophe

losses

of

$971

million

for

the

nine

months

ended

September

30,

2022

related

to

Hurricane

Ian

($769

million),

the

2022
Australia

floods

($74

million),

the

2022

South

Africa

flood

($38

million),

Hurricane

Fiona

($25

million),

Typhoon
Nanmadol

($20 million),

the

2022 Canada

derecho

($16 million),

the 2022

2nd quarter

U.S.

storms

($12 million),
the

2022 We

stern

Europe

hailstorms

($9 million)

and

the

2022 March

U.S.

storms

($8

million).

The current

year
catastrophe

losses of

$840 million

for the

nine months

ended September

30, 2021

primarily related

to Hurricane
Ida ($431

million), the

Texas

winter storms

($279 million)

and the

European floods

($113 million)

with the

rest of
the losses emanating from the 2021 Australia

floods and Victoria Australia flooding.

Commission, Brokerage,

Taxes

and Fees.

Commission, brokerage,

taxes and

fees increased

to $423 million

for the
three

months

ended

September

30,

2022

compared

to

$389

million

for

the

three

months

ended

September

30,
2021. Commission,

brokerage,

taxes

and fees

increased

to $1.2

billion for

the nine

months

ended September

30,
2022 compared

to $1.1

billion for

the nine

months ended

September 30,

2021. The

increases

were mainly

due to
the impact of the increase in premiums earned and changes

in the mix of business.
Other Underwriting Expenses.

Other underwriting expense

s

increased to

$127 million for

the three months

ended
September

30,

2022

compared

to

$110

million

for

the

three

months

ended

September

30,

2021.

Other
underwriting

expenses

increased

to

$365

million

for

the

nine

months

ended

September

30,

2022

compared

to
$329

million

for

the

nine

months

ended

September

30,

2021.

The

increases

were

mainly

due

to

the

impact

of
increase in premiums earned and costs incurred

to support the expansion of the insurance business.

Corporate

Expenses.

Corporate

expenses,

which

are

general

operating

expenses

that

are

not

allocated

to
segments,

have

decreased

to

$5

million

from

$11

million

for

the

three

months

ended

September

30,

2022

and
2021, respectively

and decreased

to $17

million from

$23 million

for the

nine months

ended September

30, 2022
and 2021, respectively.

The variances are mainly due to changes

in variable incentive compensation expenses.
Interest, Fees

and Bond Issue Cost

Amortization Expense.

Interest, fees

and other bond amortization

expense was
$26 million and

$16 million for

the three months

ended September

30, 2022

and 2021, respectively.

Interest, fees
and other

bond amortization

expense was

$74 million

and $47

million for

the nine

months

ended September

30,
2022 and 2021,

respectively.

The variances

in expenses

were primarily

due to the

issuance of $1.0

billion of senior
notes in

October 2021. Interest

expense was

also impacted

by the movements

in the floating

interest rate

related
to the long-term subordinated

notes, which is reset

quarterly per the note

agreement. The floating

rate was 5.29%
as of September 30,

2022.

Income Tax

Expense (Benefit).

We had

income tax benefit

of $135 million

and $170 million

for the three

and nine
months

ended

September

30,

2022,

respectively.

We

had

an

income

tax

benefit

of

$28

million

and

income

tax
expense

of

$118

million

for

the

three

and

nine

months

ended

September

30,

2021,

respectively.

Income

tax
expense is

primarily a

function of

the geographic

location of

the Company’s

pre-tax

income and

the statutory

tax
rates

in those

jurisdictions.

The effective

tax

rate

(“ETR”) is

primarily affected

by tax

-exempt

investment

income,
foreign tax

credits and

dividends. Variations

in the

ETR generally

result from

changes in

the relative

levels of

pre-
tax

income,

including

the

impact

of catastrophe

losses,

foreign

exchange

gains

(losses)

and

net

gains

(losses)

on
investments, among jurisdictions with different

tax rates.

On August 16, 2022, the Inflation Reduction

Act of 2022 (“IRA”) was enacted. We

have evaluated

the tax provisions
of

the

IRA,

the

most

significant

of

which

are

the

corporate

alternative

minimum

tax

and

the

share

repurchase
excise tax and do not expect

the legislation to have a material

impact on our results of operations. As the

IRS issues
additional guidance, we will evaluate any

impact to our consolidated financial statements.
Net Income (Loss).

Our

net

loss

was

$542

million

and

$143

million,

for

the

three

months

ended

September

30,

2022

and

2021
respectively.

Our

net

loss

was

$626

million

and

net

income

was

$442

million,

for

the

nine

months

ended
September

30,

2022

and

2021

respectively.

The

changes

were

primarily

driven

by

the

financial

component
fluctuations explained above.

Ratios.
Our combined ratio

increased by 9.5

points to 125.7% for

the three months

ended September 30,

2022, compared
to

116.2%

for

the

three

months

ended

September

30,

2021

and

increased

by

0.8

points

to

105.4%

for

the

nine
months ended September

30, 2022 compared

to 104.6%

for the nine

months ended September

30, 2021. The loss
ratio

component increased

by 10.3

points for

the three

months ended

September 30,

2022 over

the same

period
last

year

mainly due

to

an increase

of $282

million

in

current

year

catastrophe

losses. The

loss

ratio

component
increased by 1.4

points for

the nine months

ended September 30,

2022 over the

same period last

year mainly due
to an

increase of

$131 million

in current

year catastrophe

losses, and

$25 million

in current

year attritional

losses
due to the Ukraine

Russia conflict incurred in

2022. The commission and brokerage

ratio components decreased

to
20.1%

for

the

three

months

ended

September

30,

2022

compared

to

21.0%

for

the

three

months

ended
September 30,

2021 and

decreased to

20.7% for

the nine

months ended

September 30,

2022 compared

to 21.2%
for the nine months

ended September 30, 2021. These

changes were mainly due

to changes in the mix

of business.
The

other

underwriting

expense

ratios

increased

slightly

to

6.1%

from

5.9%

for

the

three

months

ended
September 30, 2022 and

2021, respectively and

remained the same at

6.2%

for the nine months

ended September
30, 2022 and 2021, respectively.

Stockholder's Equity.

Stockholder’s equity

decreased by

$1.7 billion to

$5.3 billion at

September 30, 2022

from $7.0 billion

at December
31,

2021,

principally

as

a

result

of

$1.0

billion

of

net

unrealized

depreciation

on

investments,

net

of

tax,

$626
million of

net loss

and $41 million

of net

foreign currency

translation

adjustments,

partially offset

by $2

million of
net benefit

plan obligation

adjustments,

net of

tax. The

movement in

the unrealized

depreciation on

investments
was driven by the change in interest

rates on the Company’s

fixed maturity portfolio.

Consolidated Investment

Results

Net Investment Income.

Net investment

income decreased

to $124

million for

the three

months

ended September

30, 2022

compared

to
$197 million

for the

three

months

ended September

30, 2021.

Net investment

income decreased

to $457

million
for the

nine months

ended September

30, 2022

compared

to $593

million for

the nine

months ended

September
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

the periods indicated:

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in millions)
2022 2021 2022 2021
Fixed maturities $ 129 $ 83 $ 339 $ 260
Equity securities

7 4 15 10
Short-term investments and cash 4 - 4 -
Other invested assets
Limited partnerships (25) 82 63 260
Dividends from preferred shares of affiliate 8 8 23 23
Other

11 31 37 63
Gross investment income before adjustments 132 208 482 617
Funds held interest income (expense) 1 1 5 7
Interest income from Parent 3 2 7 4
Gross investment income 137 210 494 629
Investment expenses 13 13 37 36
Net investment income $ 124 $ 197 $ 457 $ 593
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison

of various investment yields

for the periods indicated.
Three Months Ended Nine Months Ended
September 30, September 30,
2022 2021 2022 2021
Annualized pre-tax yield on average cash and invested assets 2.5% 4.7% 3.1% 4.9%
Annualized after-tax yield on average cash and invested assets 2.0% 3.7% 2.5% 3.9%

Net Gains (Losses) on Investments.
The following table presents the composition

of our net gains (losses) on investments

for the periods indicated:

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions)
2022 2021 Variance 2022 2021 Variance
Realized gains (losses) from dispositions:
Fixed maturity securities available for sale
Gains $ 1 $ 9 $ (8) $ 7 $ 24 $ (17)
Losses (46) (6) (40) (67) (13) (54)
Total (45) 3 (48) (60) 11 (71)
Equity securities, fair value
Gains 59 3 56 67 18 49
Losses (2) (3) 1 (48) (11) (37)
Total 57 - 57 19 6 13
Other invested assets
Gains 7 2 5 15 8 7
Losses (1) - (1) (4) (2) (2)
Total 6 2 4 11 6 5
Total net realized gains (losses) from dispositions
Gains 68 14 54 90 50 40
Losses (49) (10) (39) (119) (27) (92)
Total 20 4 16 (29) 23 (52)
Allowances for credit losses: (12) (7) (5) (12) (30) 18
Gains (losses) from fair value adjustments:
Equity securities, fair value (134) (4) (130) (451) 137 (588)
Other invested assets, fair value (111) (44) (67) (350) 137 (487)
Total (245) (48) (197) (801) 274 (1,075)
Total net gains (losses) on investments $ (237) $ (51) $ (186) $ (842) $ 267 $ (1,109)
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments

during the three months ended

September 30, 2022 primarily relate

to net losses
from

fair

value

adjustments

on

equity

securities

of

$134

million

as

a

result

of

equity

market

declines

during

the
third quarter

of 2022,

net losses

of $111

million from

fair value

adjustments

on other

invested

assets, $20

million
of

net

realized

gains

from

disposition

of

investments

and

$12

million

of

credit

allowances

on

fixed

maturity
securities.
Net gains

(losses) on investments

during the nine

months ended September

30, 2022 primarily

relate to

net losses
from fair value adjustments

on equity securities of $451 million as a result of equity

market declines during the first
nine months of 2022, net losses of $350 million from

fair value adjustments

on other invested assets,

$29 million of
net

realized

losses

from

disposition

of

investments

investments

and

$12

million

of

credit

allowances

on

fixed
maturity securities.
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

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions)
2022 2021 Variance % Change 2022 2021 Variance % Change
Gross written premiums $ 1,681 $ 1,693 $ (12) -0.7% $ 4,454 $ 4,552 $ (98) -2.2%
Net written premiums 1,506 1,461 45 3.0% 3,936 3,961 (25) -0.6%
Premiums earned $ 1,398 $ 1,280 $ 118 9.2% $ 3,902 $ 3,690 $ 212 5.8%
Incurred losses and LAE 1,531 1,208 323 26.8% 3,227 2,917 310 10.6%
Commission and brokerage 337 320 17 5.6% 985 935 50 5.3%
Other underwriting expenses 33 32 1 3.8% 97 101 (4) -4.6%
Underwriting gain (loss) $ (504) $ (279) $ (225) 79.9% $ (406) $ (264) $ (142) 53.6%
Point Chg Point Chg
Loss ratio 109.5% 94.3% 15.2 82.7% 79.1% 3.6
Commission and brokerage ratio 24.1% 25.0% (0.9) 25.2% 25.3% (0.1)
Other underwriting ratio 2.4% 2.5% (0.1) 2.5% 2.7% (0.2)
Combined ratio 136.0% 121.8% 14.2 110.4% 107.2% 3.4
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums.

Gross written

premiums decreased

by 0.7%

to $1.7

billion for

the three

months ended

September 30,
2022 primarily

due

to

a

decline in

property

pro

rata

business,

partially

offset

by

an increase

in

casualty

pro

rata
business.

Net written premiums

increased by 3.0% to

$1.5 billion for the

three months ended September

30,

2022.
The higher percentage

increases in net

written premiums compared

to gross written

premiums were

primarily due
to

a

reduction

in

business

ceded to

the

segregated

accounts

of Mt.

Logan

Re

during

the three

and

nine

months
ended September 30,

2022 compared to

the three and nine

months ended September

30, 2021. Premiums

earned
increased by 9.2%

to $1.4 billion

for the three

months ended September

30, 2022 compared

to $1.3 billion

for the
three months

ended September 30,

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

2.2% to

$4.5 billion

for

the

nine months

ended September

30,

2022 from
$4.6

billion

for

the

nine

months

ended

September

30,

2021

primarily

due

to

a

decline

in

property

pro

rata
business,

partially offset

by an

increase in

casualty pro

rata business

.

Net written

premiums decreased

by 0.6%

to
$3.9 billion

for

the nine

months

ended September

30, 2022

compared

to

$4.0 billion

for

the nine

months

ended
September 30,

2021, which

is consistent

with the

change in

gross written

premiums. Premiums

earned increased
5.8% to

$3.9 billion

for the

nine months

ended September

30, 2022

compared to

$3.7 billion

for the

nine months
ended

September

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
Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 800 57.2% $ 7 0.5% $ 807 57.7%
Catastrophes 722 51.7% 2 0.1% 724 51.8%
Total segment $ 1,522 108.9% $ 9 0.6% $ 1,531 109.5%
2021
Attritional $ 744 58.1% $ - 0.0% $ 744 58.1%
Catastrophes 466 36.4% (2) -0.1% 464 36.2%
Total segment $ 1,209 94.5% $ (2) -0.1% $ 1,208 94.3%
Variance 2022/2021
Attritional $ 56 (0.9) pts $ 7 0.5 pts $ 63 (0.4) pts
Catastrophes 256 15.3 pts 4 0.2 pts 260 15.6 pts
Total segment $ 312 14.4 pts $ 11 0.7 pts $ 323 15.2 pts
Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 2,350 60.2% $ 8 0.2% $ 2,358 60.4%
Catastrophes 857 22.0% 11 0.3% 868 22.3%
Total segment $ 3,207 82.2% $ 19 0.5% $ 3,227 82.7%
2021
Attritional $ 2,216 60.1% $ 1 0.0% $ 2,217 60.1%
Catastrophes 704 19.1% (3) -0.1% 701 19.0%
Total segment $ 2,920 79.1% $ (3) -0.1% $ 2,917 79.1%
Variance 2022/2021
Attritional $ 134 0.1 pts $ 7 0.2 pts $ 141 0.3 pts
Catastrophes 153 2.9 pts 14 0.4 pts 167 3.3 pts
Total segment $ 287 3.0 pts $ 21 0.6 pts $ 310 3.5 pts
(Some amounts may not reconcile due to rounding.)
Incurred losses

increased by

26.8% to

$1.5 billion

for the

three months

ended September

30, 2022,

compared

to
$1.2 billion for

the three months

ended September 30,

2021.

The increase was

primarily due to

an increase of

$56

million

in

current

year

attritional

losses

and

an

increase

of

$256

million

in

current

year

catastrophe

losses.

The
increase in current year attritional

losses was mainly related to the impact

of the increase in premiums earned. The
current year

catastrophe

losses of $722

million for

the three

months ended

September 30,

2022 related

primarily
to

Hurricane

Ian ($670

million),

Typhoon

Nanmadol

($20 million),

Hurricane

Fiona ($20

million) and

the Western
Europe

hailstorms

($9

million).

The

$466

million

of

current

year

catastrophe

losses

for

the

three

months

ended
September 30, 2021 related to Hurricane

Ida ($352 million) and the European floods ($113 million).

Incurred

losses

increased

by

10.6% to

$3.2 billion

for

the

nine

months

ended

September

30,

2022,

compared

to
$2.9 billion for

the nine months

ended September 30,

2021. The increase

was primarily due

to an increase

of $153
million

in

current

year

catastrophe

losses

and

an

increase

of

$134

million

in

current

year

attritional

losses.

The
increase in current year

attritional losses

was mainly related

to the impact of the increase

in premiums earned and
$25

million

of

attritional

losses

incurred

due

to

the

Ukraine/Russia

war.

The

current

year

catastrophe

losses

of
$857 million for

the nine

months ended

September 30,

2022 related

primarily to

Hurricane Ian

($670 million), the
2022

Australia

floods

($74

million),

the

2022

South

Africa

flood

($38

million),

Hurricane

Fiona

($20

million),
Typhoon Nanmadol

($20 million), the 2022 Canada

derecho ($16 million), the

2022 Western

Europe hailstorms

($9
million),

the

2022

2nd

quarter

U.S.

storms

($7

million)

and

the

2022

March

U.S.

storms

($4

million).

The

$704
million

of

current

year

catastrophe

losses

for

the

nine

months

ended

September

30,

2021

primarily

related

to
Hurricane Ida ($352 million), the

Texas

winter storms ($221 million)

and

the

European

floods

($113 million) with
the rest of the losses emanating from the 2021 Australia

floods and Victoria Australia flooding.
Segment

Expenses.

Commission

and

brokerage

expense

increased

by

5.6% to

$337

million

for

the

three

months
ended

September

30,

2022

compared

to

$320

million

for

the

three

months

ended

September

30,

2021.
Commission and

brokerage

expense increased

by 5.3%

to $985

million for

the nine

months ended

September 30,
2022 compared to

$935 million for

the nine months

ended September 30,

2021. The increases

were mainly due

to
changes in the mix of business.

Segment other underwriting

expenses increased

slightly to $33

million for the

three months

ended September 30,
2022

from

$32

million

for

the

three

months

ended

September

30,

2021.

Segment

other

underwriting

expenses
decreased

to

$97 million

for

the nine

months

ended September

30, 2022

from

$101 million

for

the nine

months
ended September 30, 2021. The decreases were

mainly due to the impact of decreases in premiums earned.

Insurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Insurance

segment

for

the

periods
indicated.

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in millions)
2022 2021 Variance % Change 2022 2021 Variance % Change
Gross written premiums $ 905 $ 831 $ 74 8.9% $ 2,773 $ 2,422 $ 351 14.5%
Net written premiums 722 608 114 18.8% 2,083 1,802 281 15.6%
Premiums earned $ 706 $ 571 $ 135 23.6% $ 1,985 $ 1,625 $ 360 22.1%
Incurred losses and LAE 564 445 119 26.6% 1,398 1,185 213 17.9%
Commission and brokerage 85 69 16 23.4% 231 190 41 21.6%
Other underwriting expenses 94 77 17 21.5% 269 228 41 17.9%
Underwriting gain (loss) $ (37) $ (21) $ (16) 79.2% $ 87 $ 22 $ 65 NM
Point Chg Point Chg
Loss ratio 79.9% 78.0% 1.9 70.4% 72.9% (2.5)
Commission and brokerage ratio 12.1% 12.1% - 11.7% 11.7% -
Other underwriting ratio 13.3% 13.6% (0.3) 13.5% 14.0% (0.5)
Combined ratio 105.3% 103.7% 1.6 95.6% 98.7% (3.1)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums.
Gross written

premiums increased

by 8.9%

to $905

million for

the three

months ended

September 30,
2022

compared

to

$831

million

for

the

three

months

ended

September

30,

2021.

The

increase

in

insurance
premiums

reflects

growth

across

most

lines

of

business

driven

by

positive

rate

and

exposure

increases,

new
business,

and strong

renewal

retention.

Net

written

premiums

increased

by

18.8%

to

$722

million

for

the

three
months

ended

September

30,

2022 compared

to

$608 million

for

the

three

months

ended September

30,

2021.
The higher

percentage

of net

written premiums

compared to

gross written

premiums was

mainly due

to business
mix. Premiums earned increased

23.6% to $706 million for

the three months ended

September 30, 2022 compared
to $571

million for

the three

months ended

September 30,

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

14.5%

to

$2.8

billion

for

the

nine

months

ended

September

30,

2022
compared

to

$2.4

billion

for

the

nine

months

ended

September

30,

2021.

The

increase

in

insurance

premiums
reflects

growth

across

most

lines

of

business

driven

by

positive

rate

and

exposure

increases,

new

business,

and
strong

renewal

retention.

Net

written

premiums

increased

by

15.6%

to

$2.1

billion

for

the

nine

months

ended
September 30,

2022 compared

to $1.8 billion

for the

nine months

ended September

30, 2021,

which is consistent
with the change

in gross

written premiums.

Premiums earned

increased 22.1%

to $2.0

billion for

the nine

months
ended September

30, 2022

compared to

$1.6 billion

for the

nine months

ended September

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

Three Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 461 65.3% $ - 0.0% $ 461 65.3%
Catastrophes 104 14.7% - -0.1% 104 14.6%
Total segment $ 565 80.0% $ - -0.1% $ 564 79.9%
2021
Attritional $ 368 64.4% $ - 0.0% $ 368 64.4%
Catastrophes 78 13.7% (1) -0.1% 78 13.6%
Total segment $ 446 78.1% $ (1) -0.1% $ 445 78.0%
Variance 2022/2021
Attritional $ 93 0.9 pts $ - - pts $ 93 0.9 pts
Catastrophes 26 1.0 pts 1 - pts 26 1.0 pts
Total segment $ 119 1.9 pts $ 1 - pts $ 119 1.9 pts

Nine Months Ended September 30,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,285 64.8% $ - 0.0% $ 1,285 64.8%
Catastrophes 114 5.7% (1) -0.1% 113 5.6%
Total segment $ 1,399 70.5% $ (1) -0.1% $ 1,398 70.4%
2021
Attritional $ 1,051 64.6% $ (2) -0.1% $ 1,049 64.5%
Catastrophes 136 8.4% 1 0.1% 137 8.4%
Total segment $ 1,186 73.0% $ (1) -0.1% $ 1,185 72.9%
Variance 2022/2021
Attritional $ 234 0.2 pts $ 2 0.1 pts $ 236 0.3 pts
Catastrophes (22) (2.7) pts (2) (0.2) pts (24) (2.8) pts
Total segment $ 213 (2.5) pts $ - (0.1) pts $ 213 (2.5) pts
(Some amounts may not reconcile due to rounding.)
Incurred

losses

and

LAE

increased

by

26.6%

to

$564

million

for

the

three

months

ended

September

30,

2022
compared

to

$445

million

for

the

three

months

ended

September

30,

2021,

mainly

due

to

an

increase

of

$93
million in current year attritional

losses which is primarily related to the impact of the increase in premiums earned
and

an

increase

of

$26

million

in

current

year

catastrophe

losses.

The

$104

million

of

current

year

catastrophe
losses for the

three months ended

September 30, 2022,

related to

Hurricane Ian ($99

million) and Hurricane

Fiona
($5 million).

The $78

million of

current

year catastrophe

losses for

the three

months

ended September

30, 2021,
related to Hurricane Ida.

Incurred

losses

and

LAE

increased

by

17.9%

to

$1.4

billion

for

the

nine

months

ended

September

30,

2022
compared to $1.2 billion for the

nine months ended September 30, 2021,

mainly due to an increase of $234 million
in

current

year

attritional

losses

which

is

primarily

related

to

the

impact

of

the

increase

in

premiums

earned,
partially

offset

by

a

decrease

of $22

million

in

current

year

catastrophe

losses.

The $114

million

of current

year
catastrophe

losses

for

the

nine

months

ended

September

30,

2022,

related

to

Hurricane

Ian

($99

million),
Hurricane

Fiona

($5

million),

the

2022

March

U.S.

storms

($5

million) and

the

2022

2nd

quarter

U.S.

storms

($5
million).

The

$136

million

of

current

year

catastrophe

losses

for

the

nine

months

ended

September

30,

2021,
related to Hurricane Ida ($78 million) and

the Texas

winter storms ($58 million).
Segment

Expenses.

Commission

and

brokerage

increased

by

23.4%

to

$85

million

for

the

three

months

ended
September 30,

2022 compared

to $69

million for

the three

months

ended September

30, 2021.

Commission and
brokerage

increased by

21.6% to

$231 million

for the

nine months

ended September

30, 2022

compared

to $190
million

for

the

nine

months

ended

September

30,

2021.

These

increases

were

mainly

due

to

the

impact

of

the
increase in premiums earned and changes in

the mix of business.

Segment

other underwriting

expenses

increased

to

$94 million

for

the three

months

ended

September

30, 2022
compared to

$77 million

for the

three months

ended September

30, 2021.

Segment other

underwriting expenses
increased to

$269 million

for

the nine

months

ended September

30, 2022

compared

to $228

million for

the nine
months ended

September 30,

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

September 30,

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

$12.1

billion

fixed

maturity

portfolio.
Prepayment

risk results

from potential

accelerated

principal

payments

that shorten

the average

life and

thus the
expected yield of the security.

The

table

below

displays

the

potential

impact

of

fair

value

fluctuations

and

after-tax

unrealized

appreciation

on
our fixed

maturity

portfolio

(including $454

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

Impact of Interest Rate Shift in Basis Points
At September 30, 2022
(Dollars in millions)
-200 -100 0 100 200
Total Fair Value $ 14,925 $ 14,568 $ 14,210 $ 13,853 $ 13,495
Fair Value Change from Base (%) 5.0% 2.5% 0.0% -2.5% -5.0%
Change in Unrealized Appreciation
After-tax from Base ($) $ 565 $ 282 $ - $ (282) $ (565)
We had $14.8 billion and $13.1 billion

of gross reserves for losses

and LAE as of September 30, 2022 and December
31,

2021,

respectively.

These

amounts

are

recorded

at

their

nominal

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

and after

-tax

change

in fair

value

of a

10% and

20% change

in
equity prices up and down for the periods indicated.

Impact of Percentage Change in Equity Fair Value
At September 30, 2022
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 1,007 $ 1,132 $ 1,258 $ 1,384 $ 1,510
After-tax Change in Fair Value (199) (99) - 99 199
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

-looking statements

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

November 10, 2022