Form 10-K
period 2022-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2023-03-10
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
_X_

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2022
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
6.60% Long-Term Notes Due 2067

NYSE
Securities registered pursuant

to Section 12(g) of the Act:

None
Indicate by check mark if the registrant

is a well-known seasoned issuer,

as defined in Rule 405 of the Securities Act.
Yes X No
Indicate by check mark if the registrant

is not required to file reports pursuant

to Section 13 or Section 15(d) of the Act.
Yes No X
Indicate by check

mark whether the

registrant (1)

has filed all

reports required

to be filed

by Section 13

or 15(d) of

the Securities Exchange

Act of 1934

during the preceding

12 months (or
for such shorter period that the registrant

was required to file such reports),

and (2) has been subject to such filing requi

rements for the past 90 days.
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

Yes No
X
If securities are

registered

pursuant to

Section 12(b)

of the

Act, indicate

by check

mark whether the

financial statements

of the

registrant included

in the

filing reflect

the correction

of an
error to previously issued financial statements.
☐
Indicate

by

check mark

whether

any

of

those

error

corrections

are

restatements

that

required

a recovery

analysis

of

incentive-based

compensation

received

by

any

of

the registrant’s
executive officers during the relevant

recovery period pursuant

to §240.10D-1(b).
☐
The aggregate market value

on June 30, 2022, the last business day

of the registrant’s most

recently completed second

quarter, of the voting

stock held by non-affiliates

of the registrant was
zero
.
At March

9, 2023, the

number of

shares outstanding

of the registrant

common shares

was
1,000
, all of

which are

owned by

Everest Underwriting

Group (Ireland)

Limited, a wholly-owned
direct subsidiary of Everest Re

Group, Ltd.
The Registrant

meets the

conditions set

forth in

General Instruction

I(1)(a) and

(b) of

Form 10-K

and is

therefore

filing this

form with

the reduced

disclosure format

permitted by

General
Instruction I of Form 10-K.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
FORM 10-K
Page
PART I
Item 1.
Business
1
Item 1A.
Risk Factors
7
Item 1B.
Unresolved Staff Comments
13
Item 2.
Properties
13
Item 3.
Legal Proceedings
13
Item 4.
Mine Safety Disclosures
13
PART II
Item 5.
Market for Registran t’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
13
Item 6.
[Reserved]
14
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of
Operations
14
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
26
Item 8.
Financial Statements and Supplementary Data
28
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure
28
Item 9A.
Controls and Procedures
29
Item 9B.
Other Information
29
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspect ions

29
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
30
Item 11.
Executive Compensation
30
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
30
Item 13.
Certain Relationships and Related Transactions, and Director Independence
30
Item 14.
Principal Accountant Fees and Services
30
PART IV
Item 15.
Exhibits and Financial Statement Schedules
31

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

The Company’s

principal

business,

conducted

through

its operating

segments,

is the

underwriting of

reinsurance
and insurance

in the

U.S.

and international

markets.

The Company

had gross

written

premiums,

in 2022,

of $9.7
billion, with approximately

61% representing reinsurance

and 39% representing

insurance.

Stockholder’s equity

at
December 31, 2022 was $5.7 billion. The Company

underwrites reinsurance both through

brokers and directly

with
ceding companies, giving

it the flexibility

to pursue

business based on

the ceding company’s

preferred reinsurance
purchasing method.

The Company underwrites insurance

through brokers

,

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

●
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
2022, Everest Re had statutory

surplus of $5.6 billion.

●
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

●
Everest

Indemnity

Insurance

Company

(“Everest

Indemnity”),

a

Delaware

insurance

company

and

a

direct
subsidiary

of

Everest

Re,

writes

excess

and

surplus

lines

insurance

business

in

the

U.S.

on

a

non-admitted
basis. Excess and surplus lines insurance

is specialty property and liability coverage

that an insurer not licensed
to

write

insurance

in

a

particular

jurisdiction

is

permitted

to

provide

to

insureds

when

the

specific

specialty
coverage

is

unavailable

from

admitted

insurers.

Everest

Indemnity

is

a

Delaware

Domestic

Surplus

Lines
Insurer and is eligible to write business

on a non-admitted basis in all other states,

the District of Columbia and
Puerto Rico.

The majority of Everest Indemnity’s

business is reinsured by its parent, Everest

Re.
●
Everest Security

Insurance Company

(“Everest Security”), a

Georgia insurance company

and a direct subsidiary
of

Everest

Re,

writes

property

and

casualty

insurance

on

an

admitted

basis

in

Georgia

and

Alabama

and

is
approved

as

an

eligible

surplus

lines

insurer

in

Delaware.

The

majority

of

Everest

Security’s

business

is
reinsured by its parent, Everest

Re.

●
Everest

Denali Insurance

Company (“Everest

Denali”), a

Delaware

insurance

company

and a

direct subsidiary
of Everest

Re, is licensed

to write property

and casualty insurance

in all 50 states

and the District of

Columbia.

The majority of Everest Denali’s

business is reinsured by its parent, Everest

Re.
●
Everest

Premier

Insurance

Company

(“Everest

Premier”),

a

Delaware

insurance

company

and

a

direct
subsidiary of Everest

Re, is licensed to

write property and

casualty insurance

in all 50 states

and the District

of
Columbia.

The majority of Everest Premier’s

business is reinsured by its parent,

Everest Re.
●
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
authorized to write life reinsur

ance and casualty reinsurance in both

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

appropriate
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

fully

participate

in

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

its financial strength

.

The Company

stockholder’s

equity was

$5.7 billion and

$7.0
billion

at

December

31,

2022

and

2021,

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

effect as of January 31, 2023.

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

Operating Subsidiary: A.M. Best S&P Moody's
Everest Reinsurance Company
A+ (Superior) A+ (Strong) A1 (upper-medium)
Everest National Insurance Company
A+ (Superior) A+ (Strong) Not Rated
Everest Indemnity Insurance Company
A+ (Superior) A+ (Strong) Not Rated
Everest Security Insurance Company
A+ (Superior) A+ (Strong) Not Rated
Everest International Assurance, Ltd.

A+ (Superior) A+ (Strong) Not Rated
Everest Denali Insurance Company
A+ (Superior) A+ (Strong) Not Rated
Everest Premier Insurance Company
A+ (Superior) A+ (Strong) Not Rated
A.M.

Best

states

that

the

“A+”

(“Superior”)

rating

is

assigned

to

those

companies

which,

in

its

opinion,

have

a
superior

ability

to

meet

their

ongoing

insurance

policy

and

contract

obligations

based

on

A.M.

Best’s
comprehensive

quantitative

and

qualitative

evaluation

of

a

company’s

balance

sheet

strength,

operating
performance

and

business

profile.

A.M.

Best

affirmed

these

ratings

on

June

15,

2022.

S&P

states

that

the
“A+”/”A”

ratings

are

assigned

to

those

insurance

companies

which,

in

its

opinion,

have

strong

financial

security
characteristics

with

respect

to

their

ability

to

pay

under

its

insurance

policies

and

contracts

in

accordance

with
their

terms.

S&P

affirmed

all

ratings

on

May

27,

2022.

Moody’s

states

that

an

“A1”

rating

is

assigned

to
companies that,

in their

opinion,

offer

upper-medium

grade security

and are

subject to

low credit

risk.

Moody’s
affirmed these ratings on June 17, 2022.

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
Senior Notes due October 15, 2050 a- (Strong) A- (Strong) Baa1 (Medium Grade)
Senior Notes due October 15, 2052

Not Rated A- (Strong) Baa1 (Medium Grade)
Long-Term Notes due May 1, 2067 bbb (Adequate) BBB (Adequate) Baa2 (Medium Grade)
Competition.
The

worldwide

reinsurance

and

insurance

businesses

are

highly

competitive,

as

well

as

cyclical

by

product

and
market.

As

such,

financial

results

tend

to

fluctuate

with

periods

of

constrained

availability,

higher

rates

and
stronger

profits followed

by periods

of abundant

capacity,

lower rates

and constrained

profitability.

Competition
in

the

types

of

reinsurance

and

insurance

business

that

we

underwrite

is

based

on

many

factors,

including

the
perceived

overall

financial

strength

of

the

reinsurer

or

insurer,

ratings

of

the

reinsurer

or

insurer

by

A.M.

Best
and/or

Standard

&

Poor’s,

underwriting

expertise,

the

jurisdictions

where

the

reinsurer

or

insurer

is

licensed

or
otherwise

authorized,

capacity

and

coverages

offered,

premiums

charged,

other

terms

and

conditions

of

the
reinsurance

and

insurance

business

offered,

services

offered,

speed

of

claims

payment

and

reputation

and
experience in lines written.

Furthermore, the market impact

from these competitive factors

related to reinsurance
and

insurance

is

generally

not

consistent

across

lines

of business,

domestic

and

international

geographical

areas
and distribution channels.

We

compete

in the

U.S. and

international

reinsurance

and insurance

markets

with numerous

global competitors.
Our

competitors

include

independent

reinsurance

and

insurance

companies,

subsidiaries

or

affiliates

of
established

worldwide

insurance

companies,

reinsurance

departments

of certain

insurance

companies,

domestic
and

international

underwriting

operations,

and

certain

government

sponsored

risk

transfer

vehicles.

Some

of
these

competitors

have

greater

financial

resources

than

we

do

and

have

established

long-term

and

continuing
business relationships,

which can be a

significant competitive

advantage.

In addition, the lack

of strong barriers

to
entry

into

the

reinsurance

business

and

the

securitization

of

reinsurance

and

insurance

risks

through

capital
markets provide additional

sources of potential reinsurance

and insurance capacity and competition.

Worldwide

insurance

and

reinsurance

market

conditions

historically

have

been

competitive.

Generally,

there

is
ample

insurance

and

reinsurance

capacity

relative

to

demand,

as

well

as,

additional

capital

from

the

capital
markets through

insurance linked

financial instruments.

These financial instruments

such as side cars,

catastrophe
bonds and collateralized

reinsurance funds,

provided capital

markets with

access to insurance

and reinsurance

risk
exposure.

The capital

markets

demand for

these products

is primarily

driven by

the desire

to achieve

greater

risk
diversification

and

potentially

higher

returns

on

their

investments.

This

competition

generally

has

a

negative
impact

on

rates,

terms

and

conditions;

however,

the

impact

varies

widely

by

market

and

coverage.

Based

on
recent

competitive

behaviors

in

the

insurance

and

reinsurance

industry,

natural

catastrophe

events

and

the
macroeconomic

backdrop,

there

has

been

some

dislocation

in

the

market

which

we

expect

to

have

a

positive
impact on rates and terms and conditions

generally,

though local market specificities can

vary.
The increased frequency of

catastrophe

losses experienced throughout

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

The war

in the

Ukraine

is ongoing

and an

evolving

event.

Economic

and legal

sanctions

have

been levied

against
Russia, specific named individuals

and entities connected

to the Russian government,

as well as businesses

located
in the

Russian Federation

and/or owned

by Russian

nationals by

numerous countries,

including the

United States.
The

significant

political

and

economic

uncertainty

surrounding

the

war

and

associated

sanctions

have

impacted
economic

and

investment

markets

both

within

Russia

and

around

the

world.

The

Company

has

recorded

$25
million of losses related to the Ukraine/Russia

war during 2022.
Human Capital Management.

Our employees

are essential

to the

success of

our business,

and so

we strive

to attract

and retain

a high

standard
of

insurance

professionals

to

meet

our

business

needs

as

well

as

the

needs

of

our

clients

and

customers.

As

of
February 1, 2023,

the Company employed

1,933 persons.

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

Equality

in

opportunity,

career

development,

compensation

and

respect

for

all

individuals

are
fundamental human rights that are

at the forefront

of our culture and promoted not

only within our workplace but
also the

global communities

in which

we operate.

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

planning at both

the board level

and throughout
all

levels

in

the

organization.

Our

Talent

Development

team

works

with

senior

management

to

identify

women
and

persons

of

color

across

the

Company

as

potential

leaders.

These

individuals

are

provided

management

and
executive leadership

training and

education to

enhance their skillsets

and provide

opportunities for

advancement.
Indeed, our

executive

officers

are

measured

on their

forward-thinking

diversity

initiatives

as part

of their

annual
performance evaluations.

Such diversity

at the

most senior

levels of

our organization

reflects our

commitment to
identify and develop highly qualified women and individuals

of color to help lead our Company into

the future.

The

work

of

the

DEI

Council

has

helped

enhance

the

employee

experience

for

all

our

colleagues

across

the
organization

worldwide.

The

council

encourages

continuous

and

open

dialogue

between

executive

and

senior
management

and

traditionally

underrepresented

groups

at

all

levels,

without

fear

of

reprisal

or

retaliation,

to
identify

areas

of

improvement

and

carry

out

the

message

of

inclusion

both

inside

and

outside

our

organization.
The

DEI

council

was

instrumental

in

forming

and

supporting

additional

Employee

Resource

Groups

(“ERGs”),
developing a

Regional Representation

network and

leveraging specific

Talent

Development

and Talent

Acquisition
initiatives that will positively influence the composition

of our workforce.

Available Information.
The Company’s

Annual Reports

on Form

10-K, Quarterly

Reports on

Form 10-Q, Current

Reports on

Form 8-K

and
amendments

to

those

reports

are

available

free

of

charge

through

the

Company’s

internet

website

at
http://www.everestre

group.com

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

events.
We

are

exposed

to

unpredictable

catastrophic

events,

including weather

-related

and other

natural

catastrophes,
as well as acts of

terrorism. The frequency and/or

severity of catastrophic

events may be impacted

in the future by
the continued

effects of

climate change.

Any material

reduction in

our operating

results caused

by the occurrence
of

one

or

more

catastrophes

could

inhibit

our

ability

to

pay

dividends

or

to

meet

our

interest

and

principal
payment obligations.

By way

of illustration,

during the past

five calendar

years, pre

-tax catastrophe

losses, net

of
reinsurance, were as follows:

Calendar year: Pre-tax net catastrophe losses
(Dollars in millions)
2022 $ 984
2021 940
2020 397
2019 574
2018 1,713
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

If our loss

reserves are inadequate

to meet our

actual losses, our

net income

would be reduced

or we could

incur a
loss.
We

are

required

to

maintain

reserves

to

cover

our

estimated

ultimate

liability

of

losses

and

loss

adjustment
expenses (“LAE”) for

both reported and

unreported claims incurred.

These reserves are only

estimates of what we
believe

the

settlement

and

administration

of claims

will

cost

based

on

facts

and circumstances

known

to

us.

In
setting reserves for

our reinsurance liabilities,

we rely on claim

data supplied by

our ceding companies and brokers
and we

employ

actuarial

and statistical

projections.

The information

received

from

our

ceding companies

is not
always

timely

or

accurate,

which

can

contribute

to

inaccuracies

in

our

loss

projections.

Because

of

the
uncertainties that

surround

our estimates

of loss

and LAE

reserves, we

cannot be

certain that

ultimate losses

and
LAE payments

will not

exceed

our estimates.

If our

reserves are

deficient, we

would be

required to

increase loss

reserves in

the period

in which

such deficiencies

are identified

which would

cause a

charge to

our earnings

and a
reduction of

capital. During

the past

five calendar

years,

the reserve

re-estimation

process

resulted in

a decrease
to our pre-tax net income in all five

years:

Calendar year: Effect on pre-tax net income
(Dollars in millions)
2022 $ 8 decrease
2021 5 decrease
2020 200 decrease
2019 44 decrease
2018 559 decrease
The

difficulty

in

estimating

our

reserves

is

significantly

more

challenging

as

it

relates

to

reserving

for

potential
asbestos and

environmental (“A&E”)

liabilities.

At December 31,

2022, 1.9% of our

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

long-
tail liability

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
We are

generally less

reliant on

the purchase

of reinsurance

than many

of our competitors,

in part because

of our
strategic

emphasis on

underwriting discipline

and management

of the

cycles inherent

in our

business.

We

try to
separate

our risk

taking process

from our

risk mitigation

process in

order to

avoid developing

too great

a reliance
on

reinsurance.

With

the

expansion

of

the

capital

markets

into

insurance

linked

financial

instruments,

we
increased our

use of capital

market products

for catastrophe

reinsurance.

In addition, we

have increased

some of
our

quota

share

contracts

with

larger

retrocessions.

The

percentage

of

business

that

we

reinsure

may

vary
considerably

from year

to year,

depending on

our view

of the

relationship between

cost and

expected benefit

for
the contract period.

Percentage of ceded written premiums to gross written premiums 2022 2021 2020 2019 2018
Unaffiliated 13.2% 14.3% 14.9% 16.7% 14.7%
Affiliated 3.8% 4.9% 1.7% 1.4% 8.7%
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
executives and

other key employees,

and to attract

and retain additional qualified

personnel in the future. The

loss
of the services of

any key

executive officer

or the inability to

hire and retain

other highly qualified personnel

in the
future,

particularly

those

experienced

in

the

property

and casualty

industry,

could

adversely

affect

our

ability

to
conduct business.

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

fair
value

of

these

investments

are

reflected

as

changes

to

our

stockholder’s

equity.

Our

actively

managed

equity
security portfolios

are fair valued

and any changes

in fair value

are reflected

as net realized

capital gains

or losses.

As a result, a decline in the value of our securities reduces our capital or could cause us to incur a loss.

As

a

part

of our

ongoing

analysis

of our

investment

portfolio,

we

are

required

to

assess

current

expected

credit
losses for

all held-to-maturity

securities and

evaluate

expected

credit losses

for available

-for-sale securities

when
fair

value

is

below

amortized

cost,

which

considers

reasonable

and

supportable

forecasts

of

future

economic
conditions in addition to information

about past events and current

conditions. This analysis requires

a high degree
of judgment. Financial assets with similar risk characteristics and relevant historical loss

information are included in
the development

of an estimate

of expected

lifetime losses.

Declines in relevant

stock and

other financial markets
and other

factors

impacting the

value of

our investments

could result

in an

adverse effect

on our

net income

and

other financial results.
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
Prolonged

and

severe

disruptions

in

the

overall

public

and private

debt

and

equity

markets,

such

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
Through our

international operations,

we conduct business

in a variety

of foreign

(non-U.S.) currencies,

principally
the

Canadian

dollar

and

the

Singapore

dollar.

Assets,

liabilities,

revenues

and

expenses

denominated

in

foreign
currencies

are

exposed

to

changes

in

currency

exchange

rates.

Our

reporting

currency

is

the

U.S.

dollar,

and
exchange

rate

fluctuations,

especially

relative

to

the

U.S.

dollar,

may

materially

impact

our

results

and

financial
position.

In

2022,

we

wrote

approximately

15.2%

of

our

coverages

in

non-U.S.

currencies;

as

of

December

31,
2022,

we

maintained

approximately

8.8%

of

our

investment

portfolio

in

investments

denominated

in

non-U.S.
currencies.

During

2022,

2021

and

2020,

the

impact

on

our

quarterly

pre-tax

net

income

from

exchange

rate
fluctuations ranged from a loss

of $11 million to a gain of $11 million.
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

of third

-party

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

which

was

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

other 18

locations

occupy a

total

of approximately

226,500 square

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

reinsurance agreements,

the Company is not a
party to any other material litigation

or arbitration.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.
PART II
ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER

MATTERS AND

ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information

and Holder of Common Stock.
As of December 31, 2022, all of the Company’s

common stock was owned by Holdings

Ireland and was not publicly
traded.
Dividend History and Restrictions.
The Company did not pay any dividend

s

in 2022, 2021 and 2020.

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

The payment of dividends to Holdings by Everest

Re is subject
to limitations

imposed by

Delaware law.

Generally,

Everest

Re may

only pay

dividends out

of its

statutory

earned
surplus,

which

was

$5.6

billion

at

December

31,

2022,

and

only

after

it

has

given

10

days

prior

notice

to

the
Delaware

Insurance

Commissioner.

During this

10-day

period, the

Commissioner may,

by order,

limit or

disallow
the payment

of ordinary

dividends if

the Commissioner

finds the

insurer to

be presently

or potentially

in financial
distress. Further,

the maximum amount

of dividends

that may

be paid without

the prior approval

of the Delaware
Insurance Commissioner in any twelve

month period is the greater of (1)

10% of an insurer’s statutory

surplus as of
the end of the

prior calendar year

or (2) the insurer’s

statutory net

income, not including

realized capital

gains, for

the prior calendar year.

The maximum amount

that is available

for the payment

of dividends by Everest

Re in 2023
without prior regulatory approval

is $555 million.

Recent Sales of Unregistered

Securities.
None.
ITEM 6.

SELECTED FINANCIAL DATA
Information for Item 6 is not

required pursuant to General

Instruction I(2) of Form 10-K.

ITEM 7.

MANAGEMENT’S

DISCUSSION

AND

ANALYSIS

OF

FINANCIAL

CONDITION

AND

RESULTS

OF
OPERATION
The following

is a

discussion and

analysis of

our results

of operations

and financial

condition.

It should

be read

in
conjunction with the Consolidated

Financial Statements

and accompanying notes

thereto presented

under ITEM 8,
“Financial Statements and Supplementary

Data”.
Industry Conditions.
The

worldwide

reinsurance

and

insurance

businesses

are

highly

competitive,

as

well

as

cyclical

by

product

and
market.

As

such,

financial

results

tend

to

fluctuate

with

periods

of

constrained

availability,

higher

rates

and
stronger

profits followed

by periods

of abundant

capacity,

lower rates

and constrained

profitability.

Competition
in

the

types

of

reinsurance

and

insurance

business

that

we

underwrite

is

based

on

many

factors,

including

the
perceived

overall

financial

strength

of

the

reinsurer

or

insurer,

ratings

of

the

reinsurer

or

insurer

by

A.M.

Best
and/or

Standard

&

Poor’s,

underwriting

expertise,

the

jurisdictions

where

the

reinsurer

or

insurer

is

licensed

or
otherwise

authorized,

capacity

and

coverages

offered,

premiums

charged,

other

terms

and

conditions

of

the
reinsurance

and

insurance

business

offered,

services

offered,

speed

of

claims

payment

and

reputation

and
experience in lines written.

Furthermore, the market impact

from these competitive factors

related to reinsurance
and

insurance

is

generally

not

consistent

across

lines

of business,

domestic

and

international

geographical

areas
and distribution channels.

We

compete

in the

U.S. and

international

reinsurance

and insurance

markets

with numerous

global competitors.
Our

competitors

include

independent

reinsurance

and

insurance

companies,

subsidiaries

or

affiliates

of
established

worldwide

insurance

companies,

reinsurance

departments

of certain

insurance

companies,

domestic
and

international

underwriting

operations,

and

certain

government

sponsored

risk

transfer

vehicles.

Some

of
these

competitors

have

greater

financial

resources

than

we

do

and

have

established

long-term

and

continuing
business relationships,

which can be a

significant competitive

advantage.

In addition, the lack

of strong barriers

to
entry

into

the

reinsurance

business

and

the

securitization

of

reinsurance

and

insurance

risks

through

capital
markets provide additional

sources of potential reinsurance

and insurance capacity and competition.

Worldwide

insurance

and

reinsurance

market

conditions

historically

have

been

competitive.

Generally,

there

is
ample

insurance

and

reinsurance

capacity

relative

to

demand,

as

well

as,

additional

capital

from

the

capital
markets through

insurance linked

financial instruments.

These financial instruments

such as side cars,

catastrophe
bonds and collateralized

reinsurance funds,

provided capital

markets with

access to insurance

and reinsurance

risk
exposure.

The capital

markets

demand for

these products

is primarily

driven by

the desire

to achieve

greater

risk
diversification

and

potentially

higher

returns

on

their

investments.

This

competition

generally

has

a

negative
impact

on

rates,

terms

and

conditions;

however,

the

impact

varies

widely

by

market

and

coverage.

Based

on
recent

competitive

behaviors

in

the

insurance

and

reinsurance

industry,

natural

catastrophe

events

and

the
macroeconomic

backdrop,

there

has

been

some

dislocation

in

the

market

which

we

expect

to

have

a

positive
impact on rates and terms and conditions

generally,

though local market specificities can

vary.
The increased frequency of

catastrophe

losses experienced throughout

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
Our capital

position remains

a source

of strength,

with high

quality invested

assets, significant

liquidity and

a low
operating expense

ratio. Our diversified

global platform

with its broad mix

of products, distribution

and geography
is resilient.
The war

in the

Ukraine

is ongoing

and an

evolving

event.

Economic

and legal

sanctions

have

been levied

against
Russia, specific named individuals

and entities connected

to the Russian government,

as well as businesses

located
in the

Russian Federation

and/or owned

by Russian

nationals by

numerous countries,

including the

United States.
The

significant

political

and

economic

uncertainty

surrounding

the

war

and

associated

sanctions

have

impacted
economic

and

investment

markets

both

within

Russia

and

around

the

world.

The

Company

has

recorded

$25
million of losses related to the Ukraine

/Russia war during 2022.

Financial Summary.
We

monitor

and

evaluate

our

overall

performance

based

upon

financial

results.

The

following

table

displays

a
summary of the consolidated net income (loss), ratios

and stockholder’s equity for

the periods indicated:

Years Ended December 31, Percentage Increase/(Decrease)
(Dollars in millions)
2022 2021 2020 2022/2021 2021/2020
Gross written premiums
$ 9,677 $ 9,331 $ 7,957 3.7% 17.3%
Net written premiums
8,032 7,719 6,639 4.0% 16.3%
REVENUES:
Premiums earned
$ 7,876 $ 7,179 $ 6,407 9.7% 12.1%
Net investment income
638 745 376 -14.3% 98.2%
Net gains (losses) on investments
(982) 501 50 NM NM
Other income (expense)
(6) 23 (15) -123.7% NM
Total revenues
7,526 8,448 6,818 -10.9% 23.9%
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses
5,823 5,387 4,608 8.1% 16.9%
Commission, brokerage, taxes and fees
1,632 1,513 1,373 7.9% 10.1%
Other underwriting expenses
501 454 401 10.5% 13.2%
Corporate expense
26 33 16 -22.9% 108.5%
Interest, fee and bond issue cost amortization
expense
101 70 36 44.3% 96.2%
Total claims and expenses
8,083 7,457 6,434 8.4% 15.9%
INCOME (LOSS) BEFORE TAXES
(557) 991 384 -156.1% 158.5%
Income tax expense (benefit)
(112) 192 32 -158.4% NM
NET INCOME (LOSS)

$ (445) $ 800 $ 352 -155.6% 127.3%
RATIOS:
Point Change
Loss ratio 73.9% 75.0% 71.9% (1.1) 3.1
Commission and brokerage ratio 20.7% 21.1% 21.4% (0.4) (0.3)
Other underwriting expense ratio 6.4% 6.3% 6.3% 0.1 -
Combined ratio 101.0% 102.4% 99.6% (1.4) 2.8
At December 31, Percentage Increase/ (Decrease)
(Dollars in millions)
2022 2021 2020 2022/2021 2021/2020
Balance sheet data:
Total investments and cash
$ 19,195
$ 19,719 $ 15,910
-2.7% 23.9%
Total assets
27,957
27,695 23,640
0.9% 17.2%
Loss and loss adjustment expense reserves
14,977
13,121 11,578
14.1% 13.3%
Total debt
3,084
3,089 1,910
-0.2% 61.7%
Total liabilities
22,303
20,657 17,226
8.0% 19.9%
Stockholder's equity
5,654
7,038 6,414
-19.7% 9.7%
(Some amounts may not reconcile due

to rounding)
(NM, not meaningful)
Revenues.
Premiums.

Gross

written

premiums

increased

by

3.7% to

$9.7 billion

in

2022, compared

to

$9.3 billion

in

2021,
reflecting a $426

million, or 12.9%,

increase in our

insurance business

and an $81 million,

or 1.3%, decrease

in our

reinsurance

business.

The

increase

in

insurance

premiums

reflects

growth

across

most

lines

of

business,
particularly

specialty

casualty

business

and

property/short

tail

business,

driven

by

positive

rate

and

exposure
increases, new business

and strong renewal

retention.

The decrease in reinsurance

premiums was mainly due

to a
decline in property pro

rata business. Net

written premiums increased

by 4.0% to $8.0 billion in 2022,

compared to
$7.7 billion in

2021 which is

consistent

with the change

in gross

written premiums.

Premiums

earned increased by
9.7%

to

$7.9

billion

in

2022,

compared

to

$7.2

billion

in

2021.

The

change

in

premiums

earned

relative

to

net
written premiums

is the

result of

timing; premiums

are earned

ratably

over the

coverage

period whereas

written
premiums are recorded at the

initiation of the coverage period.
Other Income

(Expense).

We

recorded

other expense

of $6

million and

other income

of $23

million in

2022 and
2021, respectively.

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

Total
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional (a) $ 4,828 61.3% $ 11 0.1% $ 4,839 61.4%
Catastrophes 987 12.5% (4) —% 983 12.5%
Total $ 5,815 73.8% $ 7 0.1% $ 5,823 73.9%
2021
Attritional (a) $ 4,439 61.8% $ 8 0.1% $ 4,447 61.9%
Catastrophes 943 13.1% (3) 0.0% 940 13.1%
Total $ 5,382 74.9% $ 5 0.1% $ 5,387 75.0%
2020
Attritional (a) $ 3,997 62.4% $ 214 3.3% $ 4,211 65.7%
Catastrophes 411 6.4% (13) -0.2% 397 6.2%
Total $ 4,408 68.8% $ 200 3.1% $ 4,608 71.9%
Variance 2022/2021
Attritional (a) $ 389 (0.5) pts $ 3 — pts $ 392 (0.5) pts
Catastrophes 44 (0.6) pts (1) — pts 43 (0.6) pts
Total $ 433 (1.1) pts $ 2 — pts $ 436 (1.1) pts
Variance 2021/2020
Attritional (a) $ 442 (0.6) pts $ (206) (3.2) pts $ 236 (3.8) pts
Catastrophes 532 6.7 pts 10 0.2 pts 543 6.9 pts
Total $ 974 6.1 pts $ (195) (3.0) pts $ 779 3.1 pts
(a)

Attritional losses exclude catastrophe

losses.
(Some amounts may not reconcile due

to rounding.)
Incurred losses and LAE

increased by 8.1% to $5.8

billion in 2022 compared

to $5.4 billion in 2021,

primarily due to
an

increase

of

$389

million

in

current

year

attritional

losses

and

an

increase

of

$44

million

in

current

year
catastrophe

losses.

The increase

in current

year attritional

losses was

mainly related

to the

impact of the

increase
in premiums earned

and $25 million

of attritional losses

incurred due to

the Ukraine/Russia

war.

The current year

catastrophe

losses

of

$987

million

in

2022

related

primarily

to

Hurricane

Ian

($768

million),

the

2022

Australia
floods ($75 million),

the 2022 South

Africa flood ($43

million), Hurricane

Fiona ($27 million),

and the 2022

Canada
derecho ($20 million), with

the remaining losses resulting

from various storm

events.

The current year

catastrophe
losses

of

$943

million

in

2021

primarily

related

to

Hurricane

Ida

($423

million),

the

Texas

winter

storms

($288
million), the

European floods

($108 million),

the Canada

drought loss

($80 million)

and the

Quad State

Tornadoes
($42 million), with the rest of the losses emanating

from the 2021 Australia floods.
Commission, Brokerage,

Taxes

and Fees.

Commission, brokerage,

taxes

and fees

increased to

$1.6 billion

in 2022
compared to $1.5 billion

in 2021. The increase was mainly

due to increases in premiums

earned and changes in the
mix of business.
Other Underwriting Expenses.

Other underwriting expenses

were $501 million and

$454 million in 2022

and 2021,
respectively.

The

increase

in

other

underwriting

expenses

was

mainly

due

to

the

continued

build

out

of

our
insurance operations, including an

expansion of the international insurance

platform.

Corporate

Expenses.

Corporate

expenses,

which

are

general

operating

expenses

that

are

not

allocated

to
segments,

were

$26 million

and

$33 million

for

the years

ended December

31,

2022 and

2021, respectively.

The
decrease from 2021 to 2022 was mainly due

to a decrease in variable incentive compensation.
Interest,

Fees

and

Bond

Issue

Cost

Amortization

Expense.

Interest,

fees

and

other

bond

amortization

expense
were $101

million and

$70 million

in 2022

and 2021,

respectively.

The increase

in interest

expense was

primarily
due

to

the

issuance

of

$1.0

billion

of

senior

notes

in

October

2021.

Interest

expense

was

also

impacted

by

the
movements

in the

floating interest

rate

related

to the

long-term subordinated

notes, which

is reset

quarterly per
the note agreement.

The floating rate

was 6.99% as

of December 31, 2022

compared to 2.54%

as of December 31,
2021.
Income Tax

Expense (Benefit).

The Company had

an income tax

benefit of $112

million and income

tax expense

of
$192

million

in

2022

and

2021,

respectively.

Variations

in

income

taxes

generally

result

from

changes

in

the
relative levels

of pre-tax

income, including

the impact

of catastrophe

losses and

net gains

(losses) on

investments
as

well

as

changes

in

tax

exempt

investment

income

and

creditable

foreign

taxes.

The

change

from

income

tax
expense to income

tax benefit

resulted primarily from

increased fair

value and capital

losses as well as

an increase
in catastrophe losses.

The Coronavirus

Aid, Relief,

and Economic

Security (“CARES”)

Act, enacted

on March

27, 2020,

provided that

U.S.
companies could

carryback for

five years

net operating

losses incurred

in 2018,

2019 and/or

2020. This

beneficial
tax provision

in the CARES

Act enabled the

Company to

carryback its

significant 2018

net operating

losses to

prior
tax years

with higher effective

tax rates

of 35% versus

21% in 2018

and later

years.

As a result,

the Company

was
able to

record a

net income

tax benefit

from the

five-year

carryback of

$33 million

and obtain

federal income

tax
cash refunds of $183 million including interest

in 2020.
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
Net Income (Loss).

Our net

loss

was

$445 million

and

net income

was

$800

million in

2022

and 20

21, respectively

.

The change

was
primarily driven by the consolidated investment

results explained below.

Ratios.
Our

combined

ratio

decreased

by

1.4

points

to

101.0%

in

2022

compared

to

102.4%

in

2021.

The

loss

ratio
component decreased by 1.1 points

in 2022 over the same period last year.

The decline in the ratio was mainly due
to lower loss experience.

Although both current

year attritional and

current year catastrophe

losses were higher in

2022

than

2021,

the

rate

of

increase

in

the

current

year

losses

was

lower

than

the

rate

of

increase

in

earned
premiums

resulting

in

a

reduction

of

the

overall

loss

ratio.

The

commission

and

brokerage

ratio

component
decreased

to

20.7% in

2022

compared

to

21.1% in

2021,

reflecting

changes

in

affiliated

reinsurance

agreements
and changes

in the

mix of

business. The

other underwriting

expense ratio

slightly increased

to 6.4%

in 2022

from
6.3% in 2021. The increase was mainly due to higher insurance operations costs.

Stockholder's Equity.

Stockholder’s

equity decreased

by $1.4

billion to

$5.7 billion at

December 31, 2022

from $7.0

billion at

December
31,

2021,

principally

as

a

result

of

$445

million

of

net

loss,

$938

million

of

net

unrealized

depreciation

on
investments,

net

of

tax

and

$18

million

of

net

foreign

currency

translation

adjustments,

partially

offset

by

$17
million of net benefit plan obligation adjustments

.

Consolidated Investment

Results

Net Investment Income.

Net

investment

income

decreased

by

14.3%

to

$638

million

in

2022

compared

to

$745

million

in

2021.

The
decrease was

primarily the

result of

a decline

of $249

million in

limited partnership

income, partially

offset by

an
additional

$166

million

of

income

from

fixed

maturity

investments.

The

limited

partnership

income

primarily
reflects

decreases

in

their

reported

net

asset

values.

As

such,

until

these

asset

values

are

monetized

and

the
resultant income is

distributed, they

are subject to future

increases or decreases

in the asset value,

and the results
may be volatile.

The following table shows the components

of net investment income for

the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Fixed maturities $ 510 $ 344 $ 305
Equity securities

16 15 11
Short-term investments and cash 16 1 3
Other invested assets
Limited partnerships 72 321 49
Dividends from preferred shares of affiliate 31 31 31
Other

30 63 2
Gross investment income before adjustments 675 775 401
Funds held interest income (expense) 6 8 6
Interest income from Parent 11 6 5
Gross investment income 691 788 412
Investment expenses (52) (43) (36)
Net investment income $ 638 $ 745 $ 376
(Some amounts may not reconcile due

to rounding.)
The following table shows

a comparison of various investment

yields for the periods indicated:
2022 2021 2020
Annualized pre-tax yield on average cash and invested assets
3.3% 4.4% 2.8%
Annualized after-tax yield on average cash and invested assets
2.6% 3.5% 2.3%

Net Gains (Losses) on Investments.
The following table presents the composition

of our net gains (losses) on investments

for the periods indicated:

Years Ended December 31, 2022/2021 2021/2020
(Dollars in millions)
2022 2021 2020 Variance Variance
Realized gains (losses) from dispositions:
Fixed maturity securities, available

for sale
Gains $ 9 $ 33 $ 24 $ (24) $ 9
Losses (88) (25) (60) (63) 35
Total (79) 8 (36) (87) 44
Equity securities
Gains 165 39 37 126 2
Losses (48) (15) (45) (33) 30
Total 117 24 (8) 93 32
Other invested assets
Gains 18 10 8 8 2
Losses (5) (4) (6) (1) 2
Total 13 6 2 7 4
Short Term Investments:
Gains — — 1 — (1)
Losses — — — — —
Total — — 1 — (1)
Total net realized

gains (losses) from dispositions
Gains 192 82 70 110 11
Losses (141) (43) (111) (98) 68
Total 51 39 (41) 12 79
Allowances for credit losses: (27) (26) (2) (1) (24)
Gains (losses) from fair value adjustments:
Fixed maturities — — 2 — (2)
Equity securities (447) 254 276 (701) (22)
Other invested assets (559) 234 (186) (793) 420
Total (1,006) 488 92 (1,494) 396
Total net gains

(losses) on investments
$ (982) $ 501 $ 50 $ (1,483) $ 451
(Some amounts may not reconcile due to rounding.)

Net gains

(losses) on

investments

during 2022

primarily relate

to net

losses from

fair value

adjustments

on equity
securities of

$447 million

as a

result of

equity market

declines

in 2022,

net losses

of $559

million from

fair value
adjustments

on other

invested

assets, $51

million of

net

realized

gains

from

disposition

of

investments

and

$27

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

The

Company

does

not

maintain

separate

balance

sheet

data

for

its

operating

segments.

Accordingly,

the
Company

does not

review and

evaluate

the financial

results

of its

operating

segments based

upon balance

sheet
data.

Our

loss

and

LAE

reserves

are

management’s

best

estimate

of

our

ultimate

liability

for

unpaid

claims.

We

re-
evaluate

our

estimates

on

an

ongoing

basis,

including

all

prior

period

reserves,

taking

into

consideration

all
available

information

and,

in

particular,

recently

reported

loss

claim

experience

and

trends

related

to

prior
periods.

Such

re-evaluations

are

recorded

in

incurred

losses

in

the

period

in

which

the

re-evaluation

is

made.
Management’s

best

estimate

is

developed

through

collaboration

with

actuarial,

underwriting,

claims,

legal

and
finance

departments

and

culminates

with

the

input

of

reserve

committees.

Each

segment

reserve

committee
includes the

participation of

the relevant

parties from

actuarial, finance,

claims and

segment senior

management
and

has

the

responsibility

for

recommending

and

approving

management’s

best

estimate.

Reserves

are

further
reviewed

by

Everest’s

Chief

Reserving

Actuary

and

senior

management.

The

objective

of

such

process

is

to
determine a single best estimate

viewed by management to be the best

estimate of its ultimate loss liability.

The following discusses the underwriting results for

each of our segments for the periods indicated:

Reinsurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Reinsurance

segment

for

the

periods
indicated.

Years Ended December 31, 2022/2021 2021/2020
(Dollars in millions)
2022 2021 2020 Variance % Change Variance % Change
Gross written premiums
$
5,948
$
6,028
$
5,266
$
(80) (1.3)%
$
763 14.5%
Net written premiums 5,269 5,265 4,632 4 0.1% 632 13.7%
Premiums earned
$
5,212
$
4,949
$
4,485
$
263 5.3%
$
464 10.3%
Incurred losses and LAE 3,957 3,761 3,209 196 5.2% 552 17.2%
Commission and brokerage 1,326 1,250 1,120 76
6.1%
130 11.6%
Other underwriting expenses 139 143 119 (4) (3.1)% 24 19.9%
Underwriting gain (loss)
$
(210)
$
(206)
$
36
$
(5)
2.2% $
(242) NM
Point Chg Point Chg
Loss ratio 75.9% 76.0% 71.6% (0.1) 4.4
Commission and brokerage ratio 25.4% 25.3% 25.0% 0.1 0.3
Other underwriting expense
ratio 2.7% 2.9% 2.6% (0.2) 0.3
Combined ratio 104.0% 104.2% 99.2% (0.2) 5.0
(Some amounts may not reconcile due

to rounding)
Premiums.

Gross written

premiums decreased

by 1.3%

to $5.9

billion in

2022 from

$6.0 billion

in 2021,

primarily
due

to

a

decline

in

property

pro

rata

business.

Net

written

premiums

remained

flat

at

$5.3

billion

in

2022

and
2021. The

difference

in the

percentage

change in

gross written

premiums compared

to the

percentage

change in
net

written

premiums

was

primarily

due

to

the

reduction

in

business

ceded

to

the

segregated

accounts

of

Mt.
Logan

Re

during

2022

compared

to

2021.

Premiums

earned

increased

5.3%

to

$5.2

billion

in

2022

compared

to
$4.9

billion

in

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

Years Ended December 31,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 3,115 59.8% $ (26) (0.5)% $ 3,089 59.3%
Catastrophes 870 16.7% (3) (0.1)% 867 16.6%
Total segment $ 3,985 76.5% $ (29) (0.6)% $ 3,957 75.9%
2021
Attritional $ 3,004 60.7% $ (32) (0.6)% $ 2,972 60.1%
Catastrophes 792 16.0% (3) (0.1)% 789 15.9%
Total segment $ 3,796 76.7% $ (35) (0.7)% $ 3,761 76.0%
2020
Attritional $ 2,692 60.0% $ 187 4.2% $ 2,880 64.2%
Catastrophes 343 7.6% (13) (0.3)% 330 7.4%
Total segment $ 3,035 67.7% $ 174 3.9% $ 3,209 71.6%
Variance 2022/2021
Attritional $ 111 (0.9) pts $ 6 0.1 pts $ 117 (0.8) pts
Catastrophes 78 0.7 pts — — pts 78 0.7 pts
Total segment $ 189 (0.2) pts $ 6 0.1 pts $ 196 (0.1) pts
Variance 2021/2020
Attritional $ 312 0.7 pts $ (219) (4.8) pts $ 92 (4.1) pts
Catastrophes 449 8.4 pts 10 0.2 pts 459 8.5 pts
Total segment $ 761 9.0 pts $ (209) (4.6) pts $ 552 4.4 pts
(Some amounts may not reconcile due

to rounding.)
Incurred

losses

increased

by

5.2%

to

$4.0

billion

in

2022

compared

to

$3.8

billion

in

2021.

The

increase

was
primarily

due

to

an

increase

of

$111

million

in

current

year

attritional

losses

and

an

increase

of

$78

million

in
current year

catastrophe

losses. The

increase in

current year

attritional losses

was primarily

related to

the impact
of the

increase

in premiums

earned and

$25 million

of attritional

losses

incurred due

to the

Ukraine/Russia

war.

The current

year catastrophe

losses of

$870 million

in 2022

related

primarily to

Hurricane

Ian ($669

million), the
2022 Australia floods ($75 million), the 2022

South Africa flood ($43 million), Hurricane Fiona

($24 million), and the
2022

Canada

derecho

($20

million),

with

the

remaining

losses

resulting

from

various

storm

events.

The

current
year catastr

ophe losses

of $792

million in

2021 primarily

related to

Hurricane Ida

($345 million),

the Texas

winter
storms

($231

million),

the

European

floods

($108

million),

the

Canada

drought

loss

($80

million)

and

the

Quad
State Tornadoes

($27 million), with the rest of the losses emanating

from the 2021 Australia floods.
Segment

Expenses.

Commission

and

brokerage

increased

to

$1.33

billion

in

2022

compared

to

$1.25

billion

in
2021. The increase

was due

to the impact

of the increase

in premiums earned

and changes in

the mix of

business.
Segment other underwriting expenses decreased

slightly to $139 million in 2022 from $143 million in 2021.

Insurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Insurance

segment

for

the

periods
indicated.

Years Ended December 31, 2022/2021 2021/2020
(Dollars in millions)
2022 2021 2020 Variance % Change Variance % Change
Gross written premiums
$
3,729
$
3,303
$
2,691
$
426 12.9%
$
611 22.7%
Net written premiums 2,763 2,455 2,006 308 12.5% 448 22.3%
Premiums earned
$
2,664
$
2,230
$
1,922
$
434 19.5%
$
308 16.0%
Incurred losses and LAE 1,865 1,626 1,399 239 14.7% 227 16.2%
Commission and brokerage 306 262 253 44 16.8% 9 3.6%
Other underwriting expenses 363 311 282 52 16.7% 29 10.4%
Underwriting gain (loss)
$
130
$
31
$
(12)
$
99 NM
$
43 NM
Point Chg Point Chg
Loss ratio 70.0% 72.9% 72.8% (2.9) 0.1
Commission and brokerage ratio 11.5% 11.8% 13.2% (0.3) (1.4)
Other underwriting expense
ratio 13.6% 13.9% 14.6% (0.3) (0.7)
Combined ratio 95.1% 98.6% 100.6% (3.5) (2.0)
(Some amounts may not reconcile due

to rounding)
(NM, not meaningful)
Premiums.

Gross

written

premiums

increased

by 12.9%

to

$3.7 billion

in 2022

compared

to $3.3

billion in

2021.
The

increase

in

insurance

premiums

reflects

growth

across

most

lines

of business,

particularly

specialty

casualty
business and property/short

tail business, driven

by positive rate

and exposure increases,

new business and strong
renewal

retention.

Net written

premiums

increased

by

12.5% to

$2.8 billion

in 2022

compared

to

$2.5 billion

in
2021

which

is

consistent

with

the

change

in

gross

written

premiums.

Premiums

earned

increased

19.5%

to

$2.7
billion in 2022

compared to

$2.2 billion in

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

Years Ended December 31,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2022
Attritional $ 1,712 64.3% $ 37 1.4% $ 1,749 65.7%
Catastrophes 117 4.4% (1) —% 116 4.4%
Total segment $ 1,829 68.7% $ 36 1.4% $ 1,865 70.0%
2021
Attritional $ 1,435 64.4% $ 40 1.8% $ 1,475 66.1%
Catastrophes 151 6.8% — —% 151 6.8%
Total segment $ 1,586 71.1% $ 40 1.8% $ 1,626 72.9%
2020
Attritional $ 1,305 67.9% $ 26 1.4% $ 1,331 69.3%
Catastrophes 68 3.5% — —% 68 3.5%
Total segment $ 1,373 71.4% $ 26 1.3% $ 1,399 72.8%
Variance 2022/2021
Attritional $ 277 (0.1) pts $ (3) (0.4) pts $ 274 (0.4) pts
Catastrophes (34) (2.4) pts (1) — pts (35) (2.4) pts
Total segment $ 243 (2.4) pts $ (4) (0.4) pts $ 239 (2.9) pts
Variance 2021/2020
Attritional $ 130 (3.5) pts $ 14 0.4 pts $ 144 (3.2) pts
Catastrophes 83 3.3 pts — — pts 83 3.3 pts
Total segment $ 213 (0.3) pts $ 14 0.5 pts $ 227 0.1 pts
(Some amounts may not reconcile due

to rounding.)
Incurred losses

and LAE increased

by 14.7% to

$1.9 billion in

2022 compared

to $1.6 billion

in 2021, mainly

due to
an increase of

$277 million of

current year

attritional losses,

partially offset by

a decrease of $34

million in current
year catastrophe losses

.

The rise in current year attritional losses

was primarily due to the impact of the increase in
premiums

earned. The

current

year

catastrophe

losses of

$117 million

in 2022

related

primarily to

Hurricane Ian
($99

million),

with

the

remaining

losses

resulting

from

various

storm

events.

The

$151

million

of

current

year
catastrophe

losses in

2021, primarily

related

to Hurricane

Ida ($78

million), the

Texas

winter storms

($58 million)
and the Quad State Tornadoes

($15 million).
Segment

Expenses.

Commission

and

brokerage

increased

to

$306

million

in

2022

compared

to

$262

million

in
2021. Segment

other underwriting

expenses increased

to $363

million in

2022 compared

to $311

million in

2021.
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

non-
trading securities. Additionally,

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

Our $19.2

billion investment

portfolio,

at December 31,

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

$2.1

billion

of

mortgage-backed

securities

in

the

$13.5

billion

fixed

maturity

portfolio.
Prepayment

risk results

from potential

accelerated

principal

payments

that shorten

the average

life and

thus the
expected yield of the security.

The

table

below

displays

the

potential

impact

of

fair

value

fluctuations

and

after-tax

unrealized

appreciation

on
our fixed

maturity

portfolio

(including

$812 million

of short

-term investments)

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

Impact of Interest Rate Shift in Basis Points
At December 31, 2022
(Dollars in millions)
-200 -100 O 100 200
Total Fair Value $ 15,057 $ 14,676 $ 14,294 $ 13,912 $ 13,531
Fair Value Change from Base (%) 5.3% 2.7% - % -2.7% -5.3%
Change in Unrealized Appreciation
After-tax from Base ($) $ 603 $ 302 $ — $ (302) $ (603)
Impact of Interest Rate Shift in Basis Points
At December 31, 2021
(Dollars in millions)
-200 -100 O 100 200
Total Fair Value $ 14,300 $ 13,928 $ 13,556 $ 13,185 $ 12,813
Fair Value Change from Base (%) 5.5% 2.7% - % -2.7% -5.5
%
Change in Unrealized Appreciation
After-tax from Base ($) $ 587 $ 294 $ — $ (294) $ (587)
We had $15.0

billion and $13.1 billion

of gross reserves

for losses and

LAE as of December 31,

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

in fair value of a 10% and 20% change in
equity prices up and down for the periods indicated

.

Impact of Percentage Change in Equity Fair Values
At December 31, 2022
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 156 $ 175 $ 194 $ 214 $ 233
After-tax Change in Fair Value (31) (15) — 15 31

Impact of Percentage Change in Equity Fair Values
At December 31, 2021
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 1,406 $ 1,582 $ 1,758 $ 1,934 $ 2,109
After-tax Change in Fair Value (278) (139) — 139 278
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
At December 31, 2022
(Dollars in millions)
-20% -10% 0% 10% 20%
Total After-tax

Foreign Exchange Exposure
$ (157) $ (79) $ — $ 79 $ 157

Change in Foreign Exchange Rates in Percent
At December 31, 2021
(Dollars in millions)
-20% -10% 0% 10% 20%
Total After-tax

Foreign Exchange Exposure
$ (190) $ (95) $ — $ 95 $ 190
ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA
The financial statements and schedules

listed in the accompanying Index

to Financial Statements and Schedules on
page F-1 are filed as part of this report.
ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

ITEM 9A.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As

required

by

Rule

13a-15(b)

of

the

Securities

Exchange

Act

of

1934

(the

Exchange

Act),

our

management,
including our

Chief Executive

Officer and

Chief Financial

Officer,

has evaluated

the effectiveness

of our

disclosure
controls

and

procedures

(as

defined

in

Rule

13a-15(e)

under

the

Exchange

Act).

Based

on

that

evaluation,

the
Chief

Executive

Officer

and

Chief

Financial

Officer

have

concluded

that

our

disclosure

controls

and

procedures
were effective as of the

end of the period covered by this annual rep

ort.
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
2022. In

making this

assessment, we

used the

criteria set

forth

by the

Committee

of Sponsoring

Organizations

of
the Treadway

Commission (COSO) in
Internal Control –

Integrated Framework

(2013).

Based on our assessment

we
concluded that,

as of

December 31,

2022, our

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
ITEM 9B.

OTHER INFORMATION
None.
ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT

PREVENT INSPECTIONS
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

(Dollars in millions)
2022 2021

(1)
Audit Fees
$
3.4
$
3.6

(2)
Audit-Related Fees 0.3 0.3

(3)
Tax Fees 0.7 0.6

(4)
All Other Fees — —
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

Audit

-related

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

pre-
approval

or

that

exceeds

pre-approved

cost

levels

or

budgeted

amounts.

For

both

specific

and

general

pre-
approval,

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

audit, audit

-related

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
other fees for 2022 and 2021.
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

SIGNATURES
Pursuant to

the requirements

of Section 13 or

15(d) of the Securities

Exchange Act of

1934, the registrant

has duly
caused this report to be signed on its behalf by the

undersigned, thereunto duly authorized

on March 10, 2023.
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
March 10, 2023
Juan C. Andrade

/S/ MARK KOCIANCIC
Executive Vice President and Chief

Financial Officer

March 10, 2023
Mark Kociancic

/S/ ROBERT J. FREILING Senior Vice President and Chief
Accounting Officer
March 10, 2023
Robert J. Freiling

E-1
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

4.2
Fourth Supplemental Indenture relating to Holdings $400 million 4.868% Senior Notes due
June 1, 2044, dated June 5 2014, between Holdings and the Bank of New York Mellon, as
Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings,
Inc. Form 8-K filed on July 5, 2014.

4.3
Fifth Supplemental Indenture relating to Holdings $1.0 billion 3.50% Senior Notes due
October 15, 2050, dated October 7, 2020, between Holdings and the Bank of New York
Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance
Holdings, Inc. Form 8-K filed on October 7, 2020.

4.4
Sixth
Supplemental Indenture relating to Holdings $1.0 billion 3.125% Senior Notes due
October 15, 2052, dated October 4, 2021, between Holdings and the Bank of New York
Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance
Holdings, Inc. Form 8-K filed on October 4, 2021.

10.1
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to
Floating Rate Long-Term Subordinated Notes (LoTS
SM
) dated March 19, 2009, incorporated
herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31,
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

E-2
herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed August 8, 2019.
*10.6
Employment agreement between Everest Global Services, Inc. and Mark Kociancic, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on
October 1, 2020

*10.7
Employment agreement between Everest Global Services, Inc. and James Williamson, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd . Form 8-K filed on
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

(PCAOB FIRM ID
238
)
F-2

Consolidated Balance Sheets at December 31, 2022 and 2021
F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
December 31, 2022, 2021 and 20
20 F-5

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended
December 31, 2022, 2021 and 20
20 F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2022, 2021 and 20
20 F-7

Notes to Consolidated Financial Statements
F-8

Schedules

I
Summary of Investments Other Than Investments in Related Parties at December 31, 2022
S-1

II Condensed Financial Information of Registrant:

Balance Sheets as of December 31, 2022 and 2021
S-2

Statements of Operations for the Years Ended December 31, 2022, 2021 and 20
20 S-3

Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 20
20 S-4

Notes to Condensed Financial Information
S-5

III
Supplementary Insurance Information as of and for the Years Ended

December 31, 2022, 2021 and 20
20 S-6

IV
Reinsurance for the Years Ended December 31, 2022, 2021 and 20
20 S-7

Schedules

other

than

those

listed

above

are

omitted

for

the

reason

that

they

are

not

applicable

or

the

information

is

otherwise

contained

in

the

Financial
Statements.

Report of Independent Registered

Public Accounting Firm

To the Board

of Directors and Stockholder of Everest

Reinsurance Holdings, Inc.
Opinion on the Financial Statements
We have audited the

accompanying consolidated

balance sheets of Everest Reinsurance

Holdings, Inc. and its
subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements

of
operations and comprehensive income

(loss), of changes in stockholder's equity and

of cash flows for each of the
three years in the period ended December 31, 2022, including the related notes and financial statement

schedules
listed in the accompanying index

appearing on page F-1 (collectively referred

to as the “consolidated

financial
statements”). In our opinion, the

consolidated financial statements

present fairly,

in all material respects, the
financial position of the Company as of December 31, 2022 and

2021, and the results of its operations and its

cash
flows for each of the three years

in the period ended December 31, 2022 in conformity with accounting principles
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

of internal control over
financial reporting but not for the purpose of expressing

an opinion on the effectiveness of the Company's

internal
control over financial reporting. Accordingly

,

we express no such opinion.
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

both

insurance and reinsurance

businesses. The Company’s reserve

for losses and loss adjustment expenses

as of
December 31, 2022 was $15.0 billion. Reserves are

based on estimates of ultimate losses

and loss adjustment
expenses by underwriting or accident year.

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
March 10, 2023
We have served as the Company’s

auditor since 1996.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

BALANCE SHEETS
December 31,
(Dollars in millions, except share amounts and par value per share)
2022 2021
ASSETS:
Fixed maturities - available for

sale, at fair value
$
12,671
$
12,860
(amortized cost: 2022, $
13,699
; 2021, $
12,733
, credit allowances: 2022, $
(
46
)
; 2021, $
(
27
)
)
Fixed maturities - held to maturity,

at amortized cost
(fair value: 2022, $
793
, net of credit allowances: 2022, $
(
9
)
)
811
-
Equity securities, at fair value
194
1,758
Other invested assets
2,754
1,675
Other invested assets, at fair value
1,472
2,031
Short-term investments (cost:

2022, $
812
; 2021, $
696
)
812
696
Cash
481
699
Total investments

and cash
19,195
19,719
Notes receivable - affiliated
840
500
Accrued investment income
150
90
Premiums receivable (net of credit allowances:

2022, $
(
21
)
; 2021, $
(
18
)
)
1,721
1,720
Reinsurance recoverables

- unaffiliated (net of credit allowances:

2022, $
(
21
)
; 2021, $
(
16
)
)
1,841
1,569
Reinsurance recoverables

- affiliated

1,935
2,299
Income tax asset, net
288
-
Funds held by reinsureds
303
299
Deferred acquisition costs
499
472
Prepaid reinsurance premiums
463
431
Other assets (net of credit allowances:

2022, $
(
5
)
; 2021, $
(
4
)
)
722
596
TOTAL ASSETS $
27,957
$
27,695
LIABILITIES:
Reserve for losses and loss adjustment

expenses
$
14,977
$
13,121
Unearned premium reserve
3,177
2,993
Funds held under reinsurance treaties
43
48
Other net payable to reinsurers
436
392
Losses in course of payment
77
273
Income tax liability, net -
246
Senior notes
2,347
2,346
Long-term notes
218
224
Borrowings from FHLB
519
519
Accrued interest on debt and borrowings
19
17
Unsettled securities payable
1
15
Other liabilities
489
463
Total liabilities
22,303
20,657
Commitments and Contingencies (Note 15) (nil) (nil)
STOCKHOLDER'S EQUITY:
Common stock, par value: $
0.01
;
3,000

shares authorized;
1,000

shares issued and outstanding (2022 and

2021)
- -
Additional paid-in capital
1,102
1,102
Accumulated other comprehensive income

(loss), net of deferred income

tax expense (benefit) of $
(225)

at 2022

and $
24

at 2021
(848)
91
Retained earnings
5,400
5,845
Total stockholder's

equity
5,654
7,038
TOTAL LIABILITIES

AND STOCKHOLDER'S EQUITY
$
27,957
$
27,695
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31,
(Dollars in millions)
2022 2021 2020
REVENUES:
Premiums earned

$
7,876
$
7,179
$
6,407
Net investment income
638
745
376
Net gains (losses) on investments:
Credit allowances on fixed maturity securities
(27)
(26)
(2)
Gains (losses) from fair value adjustments
(1,006)
488
92
Net realized gains (losses) from dispositions
51
39
(41)
Total net gains (losses) on investments
(982)
501
50
Other income (expense)
(6)
23
(15)
Total revenues
7,526
8,448
6,818
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses

5,823
5,387
4,608
Commission, brokerage, taxes and fees
1,632
1,513
1,373
Other underwriting expenses

501
454
401
Corporate expenses
26
33
16
Interest, fee and bond issue cost amortization expense
101
70
36
Total claims and expenses
8,083
7,457
6,434
INCOME (LOSS) BEFORE TAXES

(557)
991
384
Income tax expense (benefit)

(112)
192
32
NET INCOME (LOSS)

$
(445)
$
800
$
352
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
(1,011)
(200)
163
Reclassification adjustment for realized losses (gains) included in net income (loss)
73
9
25
Total URA(D) on securities arising during the period
(938)
(191)
189
Foreign currency translation adjustments
(18)
(9)
14
Benefit plan actuarial net gain (loss) for the period
15
17
(6)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)
2
6
6
Total benefit plan net gain (loss) for the period
17
23
1
Total other comprehensive income (loss), net of tax
(939)
(177)
204
COMPREHENSIVE INCOME (LOSS)

$
(1,384)
$
623
$
556
The accompanying notes are an integral

part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF

CHANGES IN STOCKHOLDER’S EQUITY
Years Ended December 31,

(Dollars in millions, except share

amounts)
2022 2021 2020
COMMON STOCK (shares outstanding):
Balance, beginning of period
1,000
1,000
1,000
Balance, end of period
1,000
1,000
1,000
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period $
1,102
$
1,101
$
1,101
Share-based compensation plans - - -
Balance, end of period
1,102
1,102
1,101
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME
TAXES:
Balance, beginning of period
91
268
64
Net increase (decrease) during the period
(939)
(177)
204
Balance, end of period
(848)
91
268
RETAINED EARNINGS:
Balance, beginning of period
5,845
5,045
4,692
Change to beginning balance due to adoption of ASU 2016-13 - -
1
Net income (loss)

(445)
800
352
Balance, end of period
5,400
5,845
5,045
TOTAL STOCKHOLDER'S

EQUITY, END OF PERIOD
$
5,654
$
7,038
$
6,414
The accompanying notes are an integral

part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF CASH FLOWS
Years Ended December 31,
(Dollars in millions)
2022 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net income (loss)

$
(445)
$
800
$
352
Adjustments to reconcile net income

to net cash provided by operating

activities:
Decrease (increase) in premiums receivable
(3)
(128)
(253)
Decrease (increase) in funds held by reinsureds,

net
(9)
(30)
(34)
Decrease (increase) in reinsurance

recoverables
70
337
247
Decrease (increase) in income taxes

(286)
100
204
Decrease (increase) in prepaid reinsurance

premiums
(36)
(68)
51
Increase (decrease) in reserve for losses

and loss adjustment expenses
1,885
1,478
1,430
Increase (decrease) in unearned premiums
189
609
183
Increase (decrease) in other net payable

to reinsurers
50
114
8
Increase (decrease) in losses in course

of payment
(197)
111
90
Change in equity adjustments in limited partnerships
(90)
(368)
(40)
Distribution of limited partnership income
107
114
91
Change in other assets and liabilities, net
(130)
(10)
(88)
Non-cash compensation expense
37
36
32
Amortization of bond premium (accrual of

bond discount)
22
31
14
Net (gains) losses on investments
982
(501)
(50)
Net cash provided by (used in) operating

activities
2,146
2,625
2,240
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities

matured/called/repaid - available

for sale
1,399
2,330
1,126
Proceeds from fixed maturities sold

- available for sale
2,645
961
631
Proceeds from fixed maturities

matured/called/repaid - held to

maturity
39
- -
Proceeds from equity securities sold
2,203
862
375
Distributions from other invested

assets
135
127
243
Cost of fixed maturities acquired -

available for sale
(5,928)
(5,832)
(4,695)
Cost of fixed maturities acquired -

held to maturity
(125)
- -
Cost of equity securities acquired
(951)
(1,052)
(626)
Cost of other invested assets acquired
(1,241)
(430)
(363)
Net change in short-term investments
(113)
13
(426)
Net change in unsettled securities transactions
(52)
(206)
200
Proceeds from repayment (cost

of issuance) of notes receivable - affiliated
(340)
(200)
-
Net cash provided by (used in) investing

activities
(2,329)
(3,427)
(3,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from

share-based compensation, net of

expense
(37)
(36)
(32)
Net FHLB borrowings (repayments) -
209
310
Cost of debt repurchase
(6)
-
(11)
Proceeds from issuance of senior notes -
968
979
Net cash provided by (used in) financing

activities
(43)
1,142
1,247
EFFECT OF EXCHANGE RATE

CHANGES ON CASH
8
(18)
14
Net increase (decrease) in cash
(218)
321
(33)
Cash, beginning of period
699
379
411
Cash, end of period $
481
$
699
$
379
SUPPLEMENTAL CASH FLOW

INFORMATION:
Income taxes paid (recovered) $
174
$
91
$
(173)
Interest paid
98
62
28
NON-CASH TRANSACTIONS
Reclassification of specific investments

from fixed maturity securities,

available for sale

at fair value to fixed maturity

securities, held to maturity at amortized

cost net of credit allowances
$
722
$ - $ -
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Years Ended

December 31, 2022, 2021 and 2020
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

EverSports

&

Entertainment

Insurance,

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
The

preparation

of

financial

statements

in

conformity

with

GAAP

requires

management

to

make

estimates

and
assumptions

that

affect

the

reported

amounts

of

assets

and

liabilities

(and

disclosure

of

contingent

assets

and
liabilities) at

the date

of the

financial statements

and the

reported amounts

of revenues

and expenses

during the
reporting period.

Ultimate actual results could differ,

possibly materially,

from those estimates.

Certain

reclassifications

and

format

changes

have

been

made

to

prior

years’

amounts

to

conform

to

the

2022
presentation.
Out of Period Adjustments
For the

year ended

December

31, 2021,

the Company

recorded

out of

period adjustments

relating

to prior

years
that decreased

net income by

$46 million. The

out of period

adjustments are

related to

the accounting

for certain
affiliated reinsurance agreements.
B.

Investments and Cash.
Fixed

maturity

securities

designated

as

available

for

sale

reflect

unrealized

appreciation

and

depreciation,

as

a
result of changes in fair value

during the period, in stockholder’s

equity, net of income

taxes in “accumulated

other
comprehensive

income

(loss)”

in

the consolidated

balance

sheets.

The Company

reviews

all

of its

fixed

maturity,
available

for

sale

securities

whose

fair

value

has

fallen

below

their

amortized

cost

at

the

time

of

review.

The
Company

then

assesses

whether

the

decline

in

value

is

due

to

non-credit

related

or

credit

related

factors.

In
making

its

assessment,

the

Company

evaluates

the

current

market

and

interest

rate

environment

as

well

as
specific issuer

information.

Generally,

a

change

in

a

security’s

value

caused

by

a

change

in

the

market,

interest
rate

or

foreign

exchange

environment

does

not

constitute

a

credit

impairment,

but

rather

a

non-credit

related

decline

in

fair

value.

Non-credit

related

declines

in

fair

value

are

recorded

as

unrealized

losses

in

accumulated
other comprehensive

income (loss).

If the Company

intends to

sell the impaired

security or is

more likely

than not
to

be

required

to

sell

the

security

before

an

anticipated

recovery

in

value,

the

Company

records

the

entire
impairment

in

net

gains

(losses)

on

investments

in

the

Company’s

consolidated

statements

of

operations

and
comprehensive income

(loss). If the

Company determines

that the

decline is credit

related and

the Company

does
not have

the intent

to

sell the

security; and

it is

more

likely

than

not that

the Company

will not

have

to

sell the
security before recovery

of its cost basis,

the Company establishes

a credit allowance equal

to the estimated

credit
loss and

is recorded

in net

gains (losses)

on investments

in the

Company’s

consolidated statements

of operations
and

comprehensive

income

(loss).

The

determination

of

credit-related

or

non-credit-related

impairment

is

first
based

on

an

assessment

of

qualitative

factors,

which

may

determine

that

a

qualitative

analysis

is

sufficient

to
support

the conclusion

that

the present

value

of expected

cash

flows

equals or

exceeds

the security’s

amortized
cost

basis.

However,

if

the

qualitative

assessment

suggests

a

credit

loss

may

exist,

a

quantitative

assessment

is
performed,

and

the

amount

of

the

allowance

for

a

given

security

will

generally

be

the

difference

between

a
discounted

cash

flow

model

and

the

Company’s

carrying

value.

The

Company

will

adjust

the

credit

allowance
account

for

future

changes

in

credit

loss

estimates

for

a

security

and

record

this

adjustment

through

net

gains
(losses) on investments in the Company’s

consolidated statements

of operations and comprehensive income

(loss).

Fixed maturity

securities designated

as held to

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

The Company
evaluates

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
The

Company’s

assessments

are

based

on

the

issuers’

current

and

expected

future

financial

position,

timeliness
with respect

to interest

and/or principal

payments, speed

of repayments

and any

applicable credit

enhancements
or

breakeven

constant

default

rates

on

mortgage-backed

and

asset-backed

securities,

as

well

as

relevant
information provided by

rating agencies, investment

advisors and analysts.

Retrospective adjustments

are employed to recalculate

the values of asset-backed

securities.

All of the Company’s
asset-backed

and

mortgage-backed

securities

have

a

pass-through

structure.

Each

acquisition

lot

is

reviewed

to
recalculate

the effective

yield.

The recalculated

effective

yield is

used to

derive

a book

value

as if

the new

yield
were

applied

at

the

time

of

acquisition.

Outstanding

principal

factors

from

the

time

of

acquisition

to

the
adjustment

date

are

used

to

calculate

the

prepayment

history

for

all

applicable

securities.

Conditional
prepayment

rates,

computed

with

life

to

date

factor

histories

and

weighted

average

maturities,

are

used

in

the
calculation of projected prepayments

for pass-through security types.

For

equity

securities,

the

Company

reflects

changes

in

fair

value

as

net

gains

(losses)

on

investments.

Interest
income on

all fixed

maturities and

dividend income

on all

equity securities

are included

as part

of net

investment
income in the consolidated statements

of operations and comprehensive

income (loss).

Short-term

investments

comprise

securities

due

to

mature

within

one

year

from

the

date

of

purchase

and

are
stated at cost, which approximates

fair value.

Realized

gains

or

losses

on

sales

of

investments

are

determined

on

the

basis

of

identified

cost.

For

some

non-
publicly traded

securities, market

prices are determined

through the use

of pricing models

that evaluate

securities

relative

to

the

U.S.

Treasury

yield

curve,

taking

into

account

the

issue

type,

credit

quality,

and

cash

flow
characteristics

of

each

security.

For

other

non-publicly

traded

securities,

investment

managers’

valuation
committees

will

estimate

fair

value,

and

in

many

instances,

these

fair

values

are

supported

with

opinions

from
qualified independent

third

parties. For

publicly

traded

securities, fair

value

is based

on quoted

market

prices or
valuation

models that

use observable

market

inputs. When

a sector

of the

financial markets

is inactive

or illiquid,
the Company

may use

its own

assumptions about

future cash

flows and

risk-adjusted

discount rates

to determine
fair value.

Other

invested

assets

include

limited

partnerships,

company-owned

life

insurance

and

rabbi

trusts.

Limited
partnerships

are

accounted

for

under

the

equity

method of

accounting,

which

can

be recorded

on

a

monthly

or
quarterly lag. Company

-owned life insurance

policies are carried

at policy cash

surrender value

and changes in

the
policy cash surrender value are included within

net investment income.
Other invested assets,

at fair value, are

comprised of convertible

preferred stock

of Everest

Preferred International
Holdings,

Ltd.

(“Preferred

Holdings”),

an

affiliated

entity.

The

fair

values

of

the

Preferred

Holdings

convertible
preferred stock

at December 31, 2022 and December 31, 2021

were determined using a pricing model.
Cash

includes

cash

on

hand.

Restricted

cash

is

included

within

cash

in

the

consolidated

balance

sheets

and
represents

amounts

held

for

the

benefit

of

third

parties

that

is

legally

or

contractually

restricted

as

to

its
withdrawal or usage. Amounts

include trust funds set up for the benefit of ceding companies.
C.

Allowance for Premium Receivable

and Reinsurance Recoverables.
The Company

applies the

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

retrospectively-
rated plans.

Under some commercial

insurance contracts

with a large

deductible, the Company

is obligated

to pay
the claimant the full

amount of the claim

and the Company

is subsequently reimbursed

by the policyholder for

the
deductible amount.

As such,

the Company

is subject

to

credit

risk until

reimbursement

is made.

Retrospectively-
rated policies are policies whereby

the ultimate premium is adjusted

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

probability-
weighted macroeconomic scenarios.

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

ratings are forward

-looking and consider a

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

exposures,

COVID-19 and

other exposures,

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
10
%

of

the

outstanding

balance

at
December 31,

2022 were

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

Accumulated Other Comprehensive Income.
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

fixed

maturity

securities,

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

year

ended
December 31,

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

issued during 2022 that

are expected to

have a material
impact to Holdings.
2.

INVESTMENTS
The

following

tables

show

amortized

cost,

allowance

for

credit

losses,

gross

unrealized

appreciation,

gross
unrealized

depreciation

and

fair

value

of

available

for

sale,

fixed

maturity

securities

available

for

sale

as

of

the
dates indicated:
At December 31, 2022
Amortized
Allowances for

Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Loss Appreciation Depreciation Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations

$
575
$ - $ - $
(40)
$
535
Obligations of U.S. states and political subdivisions
444
-
2
(32)
413
Corporate securities
3,913
(45)
14
(322)
3,561
Asset-backed securities
4,111
-
5
(165)
3,951
Mortgage-backed securities
Commercial
569
- -
(59)
509
Agency residential
1,792
-
3
(167)
1,628
Non-agency residential
3
- - -
3
Foreign government securities
696
-
2
(61)
637
Foreign corporate securities
1,597
(1)
4
(167)
1,433
Total fixed maturity securities - available for sale $
13,699
$
(46)
$
30
$
(1,013)
$
12,671
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
34
(18)
1,510
Total fixed maturity securities - available for sale $
12,733
$
(27)
$
241
$
(86)
$
12,860
(Some amounts may not reconcile due

to rounding.)

The following table

shows amortized

cost, allowance for

credit losses, gross

unrealized appreciation/(depreciation)
and fair value of fixed maturity

securities held to maturity for the periods indicated:
At December 31, 2022
Amortized Allowances for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Loss Appreciation Depreciation Value
Fixed maturity securities – held to maturity
Corporate securities $
152
$
(2)
$ - $
(6)
$
144
Asset-backed securities
634
(6)
2
(15)
614
Mortgage-backed securities
Commercial
7
- - -
7
Foreign corporate securities
28
(1)
2
-
28
Total fixed maturity securities - held to maturity $
820
$
(9)
$
3
$
(22)
$
793
(Some amounts may not reconcile due to rounding.)
The amortized

cost and

fair value of

fixed maturity

securities available

for sale

are shown in

the following table

by
contractual maturity.

Mortgage-backed

securities are generally

more likely to

be prepaid than other

fixed maturity
securities.

As

the

stated

maturity

of

such

securities

may

not

be

indicative

of

actual

maturities,

the

totals

for
mortgage-backed and asset-backed

securities are shown separately.

At December 31, 2022 At December 31, 2021
Amortized Fair Amortized Fair
(Dollars in millions)
Cost Value Cost Value
Fixed maturity securities – available for sale
Due in one year or less $
581
$
563
$
586
$
584
Due after one year through five years
3,684
3,429
3,488
3,527
Due after five years through ten years
2,003
1,760
2,260
2,310
Due after ten years
958
827
1,088
1,106
Asset-backed securities
4,111
3,951
3,464
3,466
Mortgage-backed securities
Commercial
569
509
586
603
Agency residential
1,792
1,628
1,255
1,261
Non-agency residential
3
3
4
4
Total fixed maturity securities - available for sale $
13,699
$
12,671
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

At December 31, 2022
Amortized Fair
(Dollars in millions)
Cost Value
Fixed maturity securities – held to maturity:

Due in one year or less
$
5
$
5

Due after one year through five years
63
61

Due after five years through ten years
43
41

Due after ten years
68
65
Asset-backed securities
634
614
Mortgage-backed securities
Commercial
7
7
Total fixed maturity securities - held to maturity
$
820
$
793
(Some amounts may not reconcile due to rounding.)
During

2022,

the

Company

re-designated

a

portion

of

its

fixed

maturity

securities

from

its

fixed

maturity

–
available

for

sale

portfolio

to

its

fixed

maturity

–

held

to

maturity

portfolio.

The

fair

value

of

the

securities
reclassified at the date

of transfer

was $
722

million, net of allowance

for current expected

credit losses, which was
subsequently

recognized

as

the

new

amortized

cost

basis.

As

of

the

date

of

transfer,

these

securities

had

an
unrealized loss

of $
53

million, which remained

in accumulated

other comprehensive

income on the balance

sheet,
and

will

be

amortized

into

income

through

an

adjustment

to

the

yields

of

the

underlying

securities

over

the
remaining life of the securities.
The Company evaluated

fixed maturity securities

classified as held to maturity

for current expected

credit losses as
of

December

31,

2022

utilizing

risk

characteristics

of

each

security,

including

credit

rating,

remaining

time

to
maturity,

adjusted

for

prepayment

considerations,

and

subordination

level,

and

applying

default

and

recovery
rates, which include the incorporation

of historical credit loss experience and macroeconomic

forecasts, to develop
an

estimate

of

current

expected

credit

losses.

These

fixed

maturities

classified

as

held

to

maturity

are

of

a

high
credit quality and are all rated investment

grade as of December 31, 2022.
The

changes

in

net

unrealized

appreciation

(depreciation)

for

the

Company’s

investments

are

derived

from

the
following sources for the periods

indicated:
Years Ended December 31,
(Dollars in millions)
2022 2021
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - short term investments $
(1,187)
$
(242)
Change in unrealized appreciation (depreciation), pre-tax
(1,187)
(242)
Deferred tax benefit (expense)

249
51
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in stockholder's equity

$
(938)
$
(191)
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

Duration of Unrealized Loss at December 31, 2022 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations $
290
$
(14)
$
245
$
(26)
$
535
$
(40)
Obligations of U.S. states and political subdivisions
235
(23)
27
(9)
261
(32)
Corporate securities
2,138
(175)
841
(146)
2,979
(321)
Asset-backed securities
3,120
(138)
436
(27)
3,556
(165)
Mortgage-backed securities
Commercial
464
(50)
36
(9)
500
(59)
Agency residential
852
(54)
605
(113)
1,456
(167)
Non-agency residential
2
-
1
-
3
-
Foreign government securities
455
(36)
144
(25)
599
(61)
Foreign corporate securities
967
(100)
365
(67)
1,332
(167)
Total $
8,522
$
(591)
$
2,698
$
(421)
$
11,220
$
(1,012)
Securities where an allowance for credit loss was recorded
2
(1)
- -
2
(1)
Total fixed maturity securities - available for sale $
8,524
$
(591)
$
2,698
$
(421)
$
11,222
$
(1,013)
(Some amounts may not reconcile due

to rounding.)
Duration of Unrealized Loss at December 31, 2022 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities - available for sale
Due in one year or less $
463
$
(8)
$
29
$
(4)
$
491
$
(11)
Due in one year through five years
2,020
(143)
936
(107)
2,956
(250)
Due in five years through ten years
1,162
(148)
395
(98)
1,557
(246)
Due after ten years
439
(50)
262
(64)
701
(114)
Asset-backed securities
3,120
(138)
436
(27)
3,556
(165)
Mortgage-backed securities
1,318
(105)
641
(122)
1,959
(226)
Total

$
8,522
$
(591)
$
2,698
$
(421)
$
11,220
$
(1,012)
Securities where an allowance for credit loss was recorded
2
(1)
- -
2
(1)
Total fixed maturity securities - available for sale $
8,524
$
(591)
$
2,698
$
(421)
$
11,222
$
(1,013)
(Some amounts may not reconcile due to rounding.)
The

aggregate

fair

value

and

gross

unrealized

losses

related

to

fixed

maturity

securities

available

for

sale

in

an
unrealized

loss position

at

December 31,

2022 were

$
11.2

billion and

$
1.0

billion, respectively.

The fair

value

of
securities for

the single

issuer

(the United

States

government)

whose securities

comprised

the largest

unrealized
loss position

at December

31, 2022,

did not

exceed
4.3
% of

the overall

fair value

of the

Company’s

fixed maturity
securities available

for

sale.

The fair

value

of the

securities

for

the issuer

with the

second

largest

unrealized

loss
comprised less

than
0.6
% of the

Company’s

fixed maturity

securities. In

addition, as

indicated on

the above

table,
there

was

no

significant

concentration

of

unrealized

losses

in

any

one

market

sector.

The

$
591

million

of
unrealized losses related

to fixed maturity

securities available

for sale that have

been in an unrealized

loss position
for less

than one year

were generally

comprised of domestic

and foreign

corporate securities,

foreign government

securities,

asset-backed

securities

as

well

as

commercial

and

agency

residential

mortgage-backed

securities.

Of
these unrealized

losses, $
520

million were

related

to securities

that were

rated

investment

grade by

at least

one
nationally

recognized

rating

agency.

The

$
421

million

of

unrealized

losses

related

to

fixed

maturity

securities
available

for sale

in an

unrealized

loss position

for more

than one

year related

primarily to

domestic and

foreign
corporate

securities

as

well

as

agency

residential

mortgage

backed

securities.

Of

these

unrealized

losses

$
392
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

December 31, 2022, the

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
and interest payments

.
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
267
$
(3)
Obligations of U.S. states and political subdivisions
51
(1)
3
-
54
(1)
Corporate securities
1,465
(25)
201
(6)
1,666
(31)
Asset-backed securities
1,891
(11)
38
-
1,929
(11)
Mortgage-backed securities
Commercial
139
(2)
35
(2)
174
(4)
Agency residential
699
(7)
168
(3)
867
(10)
Non-agency residential
1
- - -
2
-
Foreign government securities
200
(5)
15
(2)
215
(7)
Foreign corporate securities
677
(17)
33
(2)
710
(18)
Total fixed maturity securities - available for sale $
5,390
$
(71)
$
492
$
(15)
$
5,882
$
(86)
(Some amounts may not reconcile due to rounding.)

Duration of Unrealized Loss at December 31, 2021 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities - available for sale
Due in one year or less $
81
$
(2)
$
36
$
(4)
$
117
$
(6)
Due in one year through five years
1,209
(19)
154
(3)
1,364
(22)
Due in five years through ten years
853
(21)
34
(2)
887
(23)
Due after ten years
517
(10)
27
(1)
543
(11)
Asset-backed securities
1,891
(11)
38
-
1,929
(11)
Mortgage-backed securities
839
(9)
203
(5)
1,042
(14)
Total fixed maturity securities - available for sale $
5,390
$
(71)
$
492
$
(15)
$
5,882
$
(86)
(Some amounts may not reconcile due to rounding.)
The

aggregate

fair

value

and

gross

unrealized

losses

related

to

investments

in

an

unrealized

loss

position

at
December 31, 2021

were $
5.9

billion and $
86

million, respectively.

The fair

value of

securities for

the single issuer
(the United

States

government)

whose securities

comprised

the largest

unrealized

loss

position

at

December 31,
2021, did not exceed
2.1
% of the overall fair value

of the Company’s

fixed maturity securities available

for sale. The
fair

value

of the

securities for

the issuer

with the

second

largest

unrealized

loss

comprised

less than
0.4
% of

the
Company’s

fixed

maturity

securities

available

for

sale. In

addition, as

indicated

on the

above

table,

there

was

no
significant concentration

of unrealized losses in

any one market sector.

The $
71

million of unrealized

losses related
to

fixed

maturity

securities

that

have

been

in

an

unrealized

loss

position

for

less

than

one

year

were

generally
comprised of domestic and foreign

corporate securities,

foreign government securities,

asset backed securities and
agency

residential

mortgage

backed

securities.

Of

these

unrealized

losses,

$
62

million

were

related

to

securities
that were rated investment

grade by at least one nationally

recognized rating agency.

The $
15

million of unrealized
losses related

to fixed

maturity securities

available

for

sale in

an unrealized

loss position

for more

than one

year
related

primarily

to

domestic

and

foreign

corporate

securities

as

well

as

agency

residential

mortgage-backed
securities. Of these unrealized

losses $
12

million were related

to securities that

were rated

investment grade

by at
least

one

nationally

recognized

rating

agency.

In

all

instances,

there

were

no

projected

cash

flow

shortfalls

to
recover the full book value

of the investments and the

related interest

obligations. The mortgage

-backed securities
still have excess credit

coverage and are current

on interest and principal payments.

The components of net investment

income are presented in the table

below for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Fixed maturities $
510
$
344
$
305
Equity securities
16
15
11
Short-term investments and cash
16
1
3
Other invested assets
Limited partnerships
72
321
49
Dividends from preferred shares of affiliate
31
31
31
Other

30
63
2
Gross investment income before adjustments
675
774
401
Funds held interest income (expense)
6
8
6
Interest income from Parent
11
6
5
Gross investment income

691
788
412
Investment expenses
(52)
(43)
(36)
Net investment income $
638
$
745
$
376
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
The Company

had contractual

commitments to

invest up

to an

additional $
927

million in

limited partnerships

and
private placement loans at

December 31, 2022. These commitments will be funded

when called in accordance with
the partnership and loan agreements, which

have investment periods

that expire, unless extended, through
2026
.
During the

fourth

quarter of

2022, the

Company

entered

into

corporate-owned

life

insurance

policies,

which are
carried within other invested assets

at policy cash surrender value of $
939

million as of December 31, 2022.
The Company

participates

in

a private

placement

liquidity

sweep

facility

(“the

facility”).

The primary

purpose

of
the

facility

is

to

enhance

the

Company’s

return

on

its

short-term

investments

and

cash

positions.

The

facility
invests

in

high

quality,

short-duration

securities

and

permits

daily

liquidity.

The

Company

consolidates

its
participation

in

the

facility.

As

of

December

31,

2022,

the

fair

value

of

investments

in

the

facility

consolidated
within the Company’s balance sheets

was $
309

million.

Other invested assets, at

fair value, as of December 31, 2022 and December 31,

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

December 31, 2022

and 2021,

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

2022 and

2021 is
limited to

the total

carrying

value of

$
2.8

billion and

$
1.7

billion,

respectively,

which are

included in

general

and
limited

partnerships

and

other

alternative

investments

in

Other

Invested

Assets

in

the

Company's

Consolidated
Balance

Sheets.

As

of

December 31,

2022,

the

Company

has

outstanding

commitments

totaling

$
857

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

classified

as

fixed

maturities.

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

the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Fixed maturity securities:
Allowances for credit losses $
(27)
$
(26)
$
(2)
Net realized gains (losses) from dispositions
(79)
8
(36)
Gains (losses) from fair value adjustments - -
2
Equity securities:
Net realized gains (losses) from dispositions
116
24
(8)
Gains (losses) from fair value adjustments
(447)
254
276
Other invested assets
13
6
2
Other invested assets, fair value:
Gains (losses) from fair value adjustments
(558)
234
(186)
Short-term investment gains (losses) - -
1
Total net gains (losses) on investments $
(982)
$
501
$
50
(Some amounts may not reconcile due

to rounding.)
The following tables

provide a

roll forward

of the Company’s

beginning and ending

balance of allowance

for credit
losses for the periods indicated:

Roll Forward of Allowance for Credit Losses
Years Ended December 31, 2022
Asset Foreign
Corporate Backed Corporate
Securities Securities Securities Total
(Dollars in millions)
Balance, beginning of period $
(19)
$
(8)
$ - $
(27)
Credit losses on securities where credit
losses were not previously recorded

(1)
(13)
(6)
(2)
(21)
Increases in allowance on previously
impaired securities
(20)
- -
(21)
Decreases in allowance on previously

impaired securities - - - -
Reduction in allowance due to disposals
6
8
-
14
Balance, end of period $
(46)
$
(6)
$
(2)
$
(55)
(1) Credit losses recorded as of December

31, 2022 for fixed maturities – held

to maturity were $
(
2
)

million, $
(
6
)

million and $
(
1
)

million for corporate, asset-backed
and foreign corporate securities
(Some amounts may not reconcile due

to rounding.)

Roll Forward of Allowance for Credit Losses
Years Ended December 31, 2021
Asset
Corporate Backed
Securities Securities Total
(Dollars in millions)
Balance, beginning of period $
(1)
$ - $
(2)
Credit losses on securities where credit
losses were not previously recorded
(21)
(5)
(26)
Increases in allowance on previously
impaired securities
(3)
(3)
(5)
Decreases in allowance on previously

impaired securities - - -
Reduction in allowance due to disposals
6
-
6
Balance, end of period $
(19)
$
(8)
$
(27)
(Some amounts may not reconcile due

to rounding.)
The proceeds

and split

between

gross

gains

and losses

from

sales

of fixed

maturity

securities

- available

for

sale
and equity securities, are presented in the table

below for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Proceeds from sales of fixed maturity securities - available for sale $
2,645
$
961
$
631
Gross gains from dispositions
9
33
24
Gross losses from dispositions
(88)
(24)
(60)
Proceeds from sales of equity securities $
2,203
$
862
$
375
Gross gains from dispositions
165
39
37
Gross losses from dispositions
(48)
(15)
(45)
Securities with a carrying value

amount of $
1.4

billion at December 31, 2022, were

on deposit with various state

or
governmental insurance departments

in compliance with insurance laws.

3.

RESERVES FOR LOSSES AND

LAE
The following

table

provides

a roll

forward

of the

Company’s

beginning and

ending reserve

for

losses

and LAE

is
summarized for the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
2020
Gross reserves beginning of period $
13,121
$
11,578
$
10,129
Less reinsurance recoverables on unpaid losses
(3,651)
(3,951)
(4,215)
Net reserves beginning of period
9,470
7,627
5,914
Incurred related to:
Current year
5,815
5,382
4,408
Prior years
8
5
200
Total incurred losses and LAE
5,823
5,387
4,608
Paid related to:
Current year

1,097
2,374
1,902
Prior years
2,867
1,127
1,018
Total paid losses and LAE
3,964
3,501
2,920
Foreign exchange/translation adjustment
(35)
(42)
24
Net reserves end of period
11,294
9,470
7,627
Plus reinsurance recoverables on unpaid losses
3,684
3,651
3,951
Gross reserves end of period $
14,977
$
13,121
$
11,578
(Some amounts may not reconcile due

to rounding.)
Current year incurred

losses were $
5.8

billion, $
5.4

billion and $
4.4

billion for the years

ended December 31, 2022,
2021

and

2020,

respectively.

The

increase

in

current

year

incurred

losses

in

2022

compared

to

2021

primarily
related to

an increase

of $
44

million in

current year

catastrophe

losses and

an increase

of $
389

million in

current
year

attritional

losses.

The increase

in

current

year

attritional

losses

was

mainly

due

to

the

growth

in

premiums
earned

and

$
25

million

of losses

due

to

the

Russia/Ukraine

conflict.

The increase

in

current

year

incurred

losses
from

2020

to

2021

was

primarily

due

to

an

increase

of

$
532

million

in

current

year

catastrophe

losses

and

an
increase

of

$
442

million

in

current

year

attritional

losses

including

the

impact

of

a

change

in

the

Company’s
reinsurance program

with an affiliate

.

The increase

in current

year attritional

losses was mainly

due to

the growth
in premiums earned and the previously mentioned

$
155

million of losses related to COVID-19

in 2020.

The war

in the

Ukraine

is ongoing

and an

evolving

event.

Economic

and legal

sanctions

have

been levied

against
Russia, specific named individuals

and entities connected

to the Russian government,

as well as businesses

located
in the

Russian Federation

and/or owned

by Russian

nationals by

numerous countries,

including the

United States.
The

significant

political

and

economic

uncertainty

surrounding

the

war

and

associated

sanctions

have

impacted
economic

and

investment

markets

both

within

Russia

and

around

the

world.

The

Company

has

recorded

$
25
million of incurred

underwriting losses

related to

the Ukraine and

Russia conflict for

the year

ended December 31,
2022.
Incurred

prior

years’

reserves

increased

by

$
8

million,

$
5

million

and

$
200

million

in

2022,

2021

and

2020
respectively.

The

2022

prior

year

development

was

primarily

due

to

$
113

million

of

strengthening

of

asbestos
reserves

mitigated

primarily

by

reserve

releases

from

the

reinsurance

segment.

The

increase

for

2021

related
mainly to

increases in

insurance

casualty reserves.

The increase

for 2020

primarily related

to higher

ultimate loss
estimates

for

long-tail

casualty

business

in

the

reinsurance

segment

for

accident

years

2015

to

2018,

notably
general liability,

professional lines, and auto liability.

The

following

is

information

about

incurred

and

paid

claims

development

as

of

December

31,

2022,

net

of
reinsurance, as

well as cumulative

claim frequency and

the total

of incurred but

not reported liabilities

(IBNR) plus
expected

development

on

reported

claims

included

within

the

net

incurred

claims

amounts.

Each

of

the
Company’s financial

reporting segments has

been disaggregated

into casualty and

property business.

The casualty
and property segregation

results in groups

that have homogeneous

loss development

characteristics

and are large
enough to represent

credible trends.

Generally,

casualty claims take

longer to be reported

and settled, resulting in
longer

payout

patterns

and

increased

volatility.

Property

claims

on

the

other

hand,

tend

to

be

reported

and
settled quicker

and therefore

tend to exhibit

less volatility.

The property business

is more exposed

to catastrophe
losses, which

can result

in year

over year

fluctuations in

incurred claims

depending on

the frequency

and severity
of catastrophes claims in any

one accident year.
The

information

about

incurred

and

paid

claims

development

for

the

years

ended

December

31,

2013

to
December 31, 2021 is presented as supplementary

information.
The Cumulative Number

of Reported

Claims is shown

only for Insurance

Casualty as it

is impractical to

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
Reinsurance – Casualty Business

At December 31, 2022
Total of

IBNR Liabilities
Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Plus Expected

Years Ended December 31,
Development Cumulative
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 on Reported Number of
Accident
Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) Claims
Reported
Claims
(Dollars in millions)
2013 $
176
$
222
$
220
$
226
$
215
$
215
$
215
$
215
$
215
$
215
- N/A
2014
254
234
256
227
227
227
227
227
227
1
N/A
2015
208
249
236
236
236
236
236
236
5
N/A
2016
242
238
238
238
238
238
238
12
N/A
2017
198
203
203
203
203
203
23
N/A
2018
769
754
800
822
874
117
N/A
2019
971
1,019
1,020
1,035
363
N/A
2020
1,061
1,033
1,001
590
N/A
2021
1,345
1,338
899
N/A
2022
1,413
1,036
N/A
$
6,780
(Some amounts may not reconcile due to rounding.)

Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
Accident Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
(Dollars in millions)
2013 $
12
$
28
$
63
$
97
$
125
$
158
$
175
$
180
$
183
$
192
2014
15
34
76
106
143
173
182
186
208
2015
15
38
84
145
167
186
193
205
2016
17
53
87
143
159
185
206
2017
26
84
104
122
145
164
2018
119
194
300
402
466
2019
150
248
370
479
2020
137
227
329
2021
157
227
2022
116
$
2,592
All outstanding liabilities prior to 2013, net of reinsurance
204
Liabilities for claims and claim adjustment expenses, net of reinsurance $
4,392
(Some amounts may not reconcile due to rounding.)
Average Annual Percentage Payout

of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years 1 2 3 4 5 6 7 8 9 10
Casualty
11.3
%
9.1
%
12.6
%
13.5
%
9.6
%
11.3
%
5.9
%
3.2
%
5.5
%
4.2
%

Reinsurance – Property Business

At December 31, 2022
Total of

IBNR Liabilities
Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Plus Expected

Years Ended December 31,
Development Cumulative
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 on Reported Number of
Accident
Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) Claims
Reported
Claims
(Dollars in millions)
2013 $
390
$
286
$
244
$
204
$
203
$
203
$
203
$
203
$
203
$
203
- N/A
2014
588
508
385
356
357
357
357
357
357
- N/A
2015
546
355
328
328
328
328
328
328
- N/A
2016
625
647
647
643
642
642
642
1
N/A
2017
1,273
1,857
2,025
2,119
2,172
2,210
1
N/A
2018
2,222
2,111
2,101
2,049
2,019
4
N/A
2019
1,685
1,691
1,618
1,513
9
N/A
2020
1,862
1,905
1,845
82
N/A
2021
2,158
2,144
303
N/A
2022
2,563
1,448
N/A
$
13,824
(Some amounts may not reconcile due to rounding.)
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
Accident
Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
(Dollars in millions)
2013 $
128
$
152
$
163
$
177
$
185
$
191
$
195
$
196
$
197
$
199
2014
151
234
289
318
333
336
339
342
349
2015
155
227
279
294
299
304
309
319
2016
231
489
584
591
596
600
611
2017
781
1,542
1,900
2,022
2,118
2,195
2018
477
1,367
1,672
1,819
1,876
2019
670
1,037
1,279
1,398
2020
536
1,118
1,432
2021
638
1,293
2022
564
$
10,237
All outstanding liabilities prior to 2013, net of reinsurance
28
Liabilities for claims and claim adjustment expenses, net of reinsurance
$
3,615
(Some amounts may not reconcile due to rounding.)
Average Annual Percentage Payout

of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years 1 2 3 4 5 6 7 8 9 10
Property
31.3
%
32.8
%
15.7
%
6.2
%
3.3
%
2.5
%
1.5
%
1.5
%
1.6
%
0.9
%

Insurance – Casualty Business

At December 31, 2022
Total of

IBNR Liabilities
Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Plus Expected

Years Ended December 31,
Development Cumulative
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 on Reported Number of
Accident
Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) Claims
Reported
Claims
(Dollars in millions)
2013 $
256
$
228
$
230
$
224
$
194
$
194
$
195
$
195
$
195
$
195
1
21,078
2014
237
238
240
254
254
254
255
255
255
1
24,930
2015
258
258
277
277
277
265
265
269
3
26,455
2016
351
276
279
281
287
287
281
-
30,793
2017
304
237
237
237
236
232
-
34,648
2018
645
644
666
689
697
149
35,173
2019
768
755
794
813
168
39,110
2020
816
792
792
325
37,445
2021
1,112
1,112
595
42,574
2022
1,039
635
36,436
$
5,685
(Some amounts may not reconcile due to rounding.)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
Accident
Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
(Dollars in millions)
2013 $
17
$
69
$
102
$
130
$
150
$
167
$
183
$
189
$
193
$
194
2014
20
72
114
144
229
229
250
253
254
2015
20
68
117
199
244
259
263
266
2016
25
101
275
299
308
313
318
2017
23
151
157
216
233
239
2018
63
189
271
383
435
2019
11
216
350
489
2020
81
209
340
2021
201
339
2022
221
$
3,097
All outstanding liabilities prior to 2013, net of reinsurance
19
Liabilities for claims and claim adjustment expenses, net of reinsurance
$
2,607
(Some amounts may not reconcile due to rounding.)
Average Annual Percentage Payout

of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years 1 2 3 4 5 6 7 8 9 10
Casualty
12.0
%
20.5
%
18.4
%
17.3
%
11.8
%
3.6
%
4.6
%
1.7
%
1.2
%
0.6
%

Insurance – Property Business

At December 31, 2022
Total of

IBNR Liabilities
Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Plus Expected

Years Ended December 31,
Development Cumulative
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 on Reported Number of
Accident
Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) Claims
Reported
Claims
(Dollars in millions)
2013 $
64
$
56
$
52
$
53
$
52
$
52
$
52
$
52
$
52
$
52
- N/A
2014
67
70
67
66
66
66
66
66
66
- N/A
2015
81
75
75
75
75
88
88
85
- N/A
2016
142
169
164
163
158
158
165
- N/A
2017
230
293
297
299
305
315
- N/A
2018
376
372
377
377
383
- N/A
2019
337
349
348
354
1
N/A
2020
509
509
503
14
N/A
2021
539
536
8
N/A
2022
699
242
N/A
$
3,158
(Some amounts may not reconcile due to rounding.)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
Accident
Year (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
(Dollars in millions)
2013 $
35
$
54
$
52
$
53
$
52
$
52
$
52
$
52
$
52
$
52
2014
40
66
66
66
66
66
66
66
66
2015
45
70
75
75
75
76
76
76
2016
72
152
168
163
162
164
165
2017
161
293
282
296
312
315
2018
236
342
368
377
383
2019
218
336
350
353
2020
263
366
386
2021
360
506
2022
383
$
2,685
All outstanding liabilities prior to 2013, net of reinsurance -
Liabilities for claims and claim adjustment expenses, net of reinsurance $
473
(Some amounts may not reconcile due to rounding.)
Average Annual Percentage Payout

of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years 1 2 3 4 5 6 7 8 9 10
Property
57.4
%
34.0
%
3.5
%
1.5
%
1.9
%
0.9
%
0.2
%
0.4
%
0.1
%
0.1
%

Reconciliation of

the Disclosure

of Incurred

and Paid

Claims Development

to the

Liability for

Unpaid Claims

and
Claim Adjustment Expenses
The

reconciliation

of

the

net

incurred

and

paid

claims

development

tables

to

the

liability

for

claims

and

claim
adjustment expenses in the consolidated

statement of financial position is as follows.

At December 31,
2022
(Dollars in millions)
Net outstanding liabilities
Reinsurance Casualty $
4,392
Reinsurance Property
3,615
Insurance Casualty
2,607
Insurance Property
473
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance
11,087
Reinsurance recoverable on unpaid claims
Reinsurance Casualty
980
Reinsurance Property
908
Insurance Casualty
1,626
Insurance Property
169
Total reinsurance recoverable

on unpaid claims
3,684
Unallocated claims adjustment expenses
175
Other
32
207
Total gross liability for unpaid claims and claim adjustment expense $
14,977
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

Management’s

best

estimate

is
developed

through

collaboration

with

actuarial,

underwriting,

claims,

legal

and

finance

departments

and
culminates

with

the

input

of reserve

committees.

Each

segment reserve

committee

includes

the

participation

of
the relevant

parties from

actuarial, finance, claims

and segment senior

management and

has the responsibility

for
recommending

and

approving

management’s

best

estimate.

Reserves

are

further

reviewed

by

Everest’s

Chief
Reserving Actuary

and senior

management.

The objective

of such

process

is to

determine

a single

best estimate
viewed

by

management

to

be

the

best

estimate

of

its

ultimate

loss

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

age-to-
ultimate

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

losses
for short

tail lines

at an

earlier stage

than for

long tail

lines.

As a

result, the

Company

utilizes, as

well, exposure-
based methods to estimate its ultimate

losses for longer tail lines, especially for

immature underwriting or accident
years.

For

both

short

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

At December 31,
(Dollars in millions) 2022 2021 2020
Gross basis:
Beginning of period reserves $
175
$
219
$
258
Incurred losses
144
11
2
Paid losses
(42)
(55)
(40)
End of period reserves $
278
$
175
$
219
Net basis:
Beginning of period reserves $
128
$
167
$
197
Incurred losses
113
(3)
(5)
Paid losses

(32)
(36)
(24)
End of period reserves $
210
$
128
$
167
Reinsurance Recoverables.

Reinsurance recoverables

for both

paid and unpaid

losses totaled $
3.8

billion and $
3.9
billion at December

31, 2022 and

2021, respectively.

At December 31,

2022, $
1.9

billion, or
51.0
%, was receivable
from Everest

Reinsurance

(Bermuda), Ltd.

(“Bermuda Re”),

an affiliated

entity,

and is

fully collateralized

by a

trust
agreement

and

$
378

million,

or
10.0
%,

was

receivable

from

Mt.

Logan

Re

Ltd.

(Bermuda)

(“Mt.

Logan

Re”)
collateralized

segregated

accounts.

No

other

retrocessionaire

accounted

for

more

than
5
%

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
Level 3:

Inputs to the valuation methodology are

unobservable and significant to the fair va

lue measurement.
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
2022,

$
1.7

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

December

31,

2022

and
December 31,

2021

of

$
97

million

and

$
1.3

billion,

respectively.

The

Company

internally

manages

a

portfolio

of
collateralized

loan obligations

included in

asset-backed

securities available

for sale,

which had

a fair

value of

$
2.6
billion at

December 31,

2022 and

$
2.0

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

or broker-
dealers

who

are

recognized

as

market

participants

in

the

markets

in

which

they

are

providing

the

quotes.

The
prices received from brokers

are reviewed for

reasonableness by the third

party asset managers and

the Company.

If the broker quotes are for

foreign denominated securities,

the quotes are converted

to U.S. dollars using currency
exchange rates from

nationally recognized sources

.
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

2022

and

December 31,

2021,
since it represented

a privately

placed convertible

preferred

stock issued

by an

affiliate. The

stock was

received in
exchange

for shares

of the

Company’s

parent.

The
25

year redeemable,

convertible preferred

stock with

a
1.75
%
coupon

is

valued

using

a

pricing

model.

The

pricing

model

includes

observable

inputs

such

as

the

U.S.

Treasury
yield curve rate T

note constant

maturity
10

year and the swap

rate on the Company’s
June 1, 2044
,
4.868
% senior
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
(Dollars in millions)
2022 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations
$
535
$ - $
535
$ -
Obligations of U.S. states and political subdivisions
413
-
413
-
Corporate securities
3,561
-
2,846
715
Asset-backed securities
3,951
-
2,957
994
Mortgage-backed securities
Commercial
509
-
509
-
Agency residential
1,628
-
1,628
-
Non-agency residential
3
-
3
-
Foreign government securities
637
-
637
-
Foreign corporate securities
1,433
-
1,417
16
Total

fixed maturities, available for sale
12,671
-
10,946
1,725
Equity securities, fair value
194
132
63
-
Other invested assets, fair value
1,472
- -
1,472
(Some amounts may not reconcile due to rounding.)

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
December 31, Assets Inputs Inputs
(Dollars in millions)
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
In addition, $
292

million and $
287

million of investments

within other invested

assets on the consolidated

balance
sheets

as

of

December

31,

2022

and

December

31,

2021,

respectively,

are

not

included

within

the

fair

value
hierarchy

tables

as

the

assets

are

measured

at

net

asset

value

(NAV)

as

a

practical

expedient

to

determine

fair
value.

The

following

table

presents

the

activity

under

Level

3,

fair

value

measurements

using

significant

unobservable
inputs for fixed maturities available

for sale, for the periods indicated:

Total Fixed Maturities,

Available for Sale

December 31, 2022
December 31, 2021
Corporate Asset-Backed Foreign Corporate
Asset-Backed

Foreign
(Dollars in millions) Securities

Securities
CMBS Corporate Total Securities

Securities
Corporate Total
Beginning balance fixed maturities $
730
$
1,251
$ - $
16
$
1,997
$
631
$
623
$
6
$
1,260
Total gains or (losses) (realized/unrealized)
Included in earnings
(24)
- - -
(24)
(12)
(6)
-
(18)
Included in other comprehensive income (loss)
3
(35)
-
(4)
(36)
4
(7)
-
(2)
Purchases, issuances and settlements
40
513
6
8
567
107
641
10
758
Transfers in (out) of Level

3 and

reclassification of securities in/(out)

investment categories

(35)
(735)
(6)
(4)
(779)
- - -
-
Ending balance $
715
$
994
$ - $
16
$
1,725
$
730
$
1,251
$
16
$
1,997
The amount of total gains or losses for the

period included in earnings (or changes in

net assets) attributable to the change in

unrealized gains or losses relating to

assets still held at the reporting date
$
(23)
$
8
$ - $ - $
(15)
$
(16)
$
(8)
$ - $
(24)
(Some amounts may not reconcile due to rounding.)
The

$
779

million

shown

as

transfers

in/(out)

of

Level

3

and

reclassification

of

securities

in/(out)

of

investment
categories

for the

year ended

December 31,

2022 relate

mainly to

previously designated

Level

3

securities

that

the

Company

has

reclassified

from

“fixed

maturities

–

available

for

sale”

to

“fixed

maturities

–

held

to
maturity”

during

2022.

As

“fixed

maturities

–

held

to

maturity"

are

carried

at

amortized

cost,

net

of

credit
allowances

rather

than

at

fair

value

as

“fixed

maturities

–

available

for

sale”,

these

securities

are

no

longer
included within the fair

value hierarchy table

or in the roll forward

of Level 3 securities.

The

fair

values

of

these

securities

are

determined

in

a

similar

manner

as

the

Company’s

fixed maturity

securities available for

sale as
described above.

The fair

values

of these

securities incorporate

the use

of significant

unobservable

inputs

and

therefore

are

classified

as

Level

3

within

the

fair

value

hierarchy

as

of December 31, 2022.

There were
no

transfers of assets

in/(out) Level 3 during 2021.
Financial Instruments Disclosed, But Not Reported,

at Fair Value
Certain financial

instruments

disclosed, but

not reported,

at fair

value are

excluded

from the

fair value

hierarchy
tables

above.

Fair

values

of

fixed

maturity

securities

held

to

maturity,

senior

notes

and

long-term

subordinated
notes can

be found

within Notes

2, 5

and 6,

respectively.

Fair values

of long-term

notes receivable

from affiliates
can be found

within Note

16. Short-term

investments

are stated

at cost,

which approximates

fair value.

See Note
1.

5.

SENIOR NOTES
The table below

displays Holdings’

outstanding senior

notes.

Fair value

is based on

quoted market

prices, but due
to limited trading activity,

these senior notes are considered Level

2 in the fair value hierarchy.

December 31, 2022 December 31, 2021
Consolidated Consolidated
Principal

Balance Sheet Fair Balance Sheet Fair
(Dollars in millions)
Date Issued Date Due Amounts Amount Value Amount Value
4.868
% Senior notes
06/05/2014
06/01/2044
400
$
397
$
343
$
397
$
504
3.5
% Senior notes 10/07/2020
10/15/2050
1,000
981
677
980
1,055
3.125
% Senior notes 10/04/2021
10/15/2052
1,000
969
627
969
983
2,400
$
2,347
$
1,647
$
2,346
$
2,542
Interest expense incurred in

connection with these senior notes is as follows

for the periods indicated:

Years Ended December 31,
(Dollars in millions)
Interest Paid Payable Dates 2022 2021 2020
4.868
% Senior notes semi-annually June 1/December 1 $
19
$
19
$
19
3.5
% Senior notes semi-annually April 15/October 15
35
35
8
3.125
% Senior notes semi-annually April 15/October 15
32
8
-
$
86
$
62
$
28
6.

LONG-TERM SUBORDINATED

NOTES
The table

below displays

Holdings’ outstanding

fixed

to

floating

rate

long-term subordinated

notes.

Fair

value

is
based on

quoted market

prices, but due

to limited

trading activity,

these subordinated

notes are

considered Level
2 in the fair value hierarchy.

December 31, 2022 December 31, 2021
Original Consolidated Consolidated
Principal Maturity Date Balance Fair Balance Fair
(Dollars in millions)
Date Issued Amount Scheduled Final Sheet Amount Value Sheet Amount Value
Long-term subordinated notes
04/26/2007
$
400
05/15/2037
05/01/2067
$
218
$
187
$
224
$
216
During the

fixed

rate

interest

period from
May 3, 2007

through
May 14, 2017
, interest

was

at

the annual

rate

of
6.6
%, payable

semi-annually

in arrears

on November 15

and May

15 of

each year,

commencing on
November 15,
2007
.

During the floating

rate interest

period from May

15, 2017 through

maturity,

interest will be

based on the 3
month

LIBOR

plus
238.5

basis

points,

reset

quarterly,

payable

quarterly

in

arrears

on

February 15,

May 15,
August 15 and November

15 of each year,

subject to Holdings’

right to defer

interest on
one

or more occasions

for
up

to
ten

consecutive

years.

Deferred

interest

will

accumulate

interest

at

the

applicable

rate

compounded
quarterly for

periods from and

including May 15,

2017. The reset

quarterly interest

rate for

November 15, 202

2

to
February 14, 2023 is
6.99
%.

Holdings may

redeem the

long-term subordinated

notes on

or after
May 15, 2017
, in

whole or

in part

at
100
% of
the principal

amount plus

accrued and

unpaid interest;

however,

redemption

on or

after

the scheduled

maturity
date

and

prior

to
May 1, 2047

is

subject

to

a

replacement

capital

covenant.

This

covenant

is

for

the

benefit

of
certain senior note

holders and

it mandates that

Holdings receive

proceeds from

the sale of

another subordinated
debt issue,

of at

least

similar size,

before

it may

redeem

the subordinated

notes.

The Company’s

4.868
% senior
notes, due

on
June 1, 2044
,
3.5
% senior

notes due

on
October 15, 2050

and
3.125
% senior

notes due

on
October
15, 2052

are the Company’s

long-term indebtedness that rank

senior to the long-term subordinated

notes.
In 2009,

the

Company

had

reduced

its

outstanding

amount

of

long-term

subordinated

notes through

the
initiation

of

a

cash

tender

offer

for

any

and

all

of

the

long-term

subordinated

notes.

In

addition,

the

Company

repurchased and

retired $
6

million of the outstanding

long-term subordinated

notes for the

year ended December
31, 2022. The Company realized a gain

of $
1

million on the repurchases made during 2022.
Interest

expense

incurred

in

connection

with

these

long-term

subordinated

notes

is

as

follows

for

the

periods
indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021
2020
Interest expense incurred $
9
$
6
$
8
7.

FEDERAL HOME LOAN BANK MEMBERSHIP
Everest

Re

is

a

member

of

the

Federal

Home

Loan

Bank

of

New

York

(“FHLBNY”),

which

allows

Everest

Re

to
borrow

up to
10
% of

its statutory

admitted

assets.

As of

December 31,

2022, Everest

Re had

admitted

assets

of
approximately $
22.4

billion which provides

borrowing capacity of up

to approximately

$
2.2

billion. As of December
31, 2022,

Everest

Re has

$
519

million of

borrowings

outstanding,

which will

all mature

in 2023.

Everest

incurred
interest

expense of

$
4

million and

$
1

million for

the years

ended December

31, 2022

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

At December
31,

2022,

the

total

amount

on

deposit

in

the

trust

account

was

$
705

million

which

includes

$
21

million

of
restricted

cash.

At

December

31, 2021,

the total

amount

on deposit

in the

trust

account

was

$
592

million

which
includes $

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
6/25/2025
300
Aggregate
Total available

limit as of December 31, 2022
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

(Dollars in millions)
Note Series Issue Date Maturity Date Amount
Series 2018-1 Class A-2
4/30/2018
5/5/2023
$
63
Series 2018-1 Class B-2
4/30/2018
5/5/2023
200
Series 2019-1 Class A-1
12/12/2019
12/19/2023
150
Series 2019-1 Class B-1
12/12/2019
12/19/2023
275
Series 2019-1 Class A-2
12/12/2019
12/19/2024
150
Series 2019-1 Class B-2
12/12/2019
12/19/2024
275
Series 2021-1 Class A-1
4/8/2021
4/21/2025
150
Series 2021-1 Class B-1
4/8/2021
4/21/2025
85
Series 2021-1 Class C-1
4/8/2021
4/21/2025
85
Series 2021-1 Class A-2
4/8/2021
4/20/2026
150
Series 2021-1 Class B-2
4/8/2021
4/20/2026
90
Series 2021-1 Class C-2
4/8/2021
4/20/2026
90
Series 2022-1 Class A
6/22/2022
6/25/2025
300
$
2,063
9.

LEASES
The Company

enters

into

lease

agreements

for

real

estate

that

is

primarily

used

for

office

space

in

the

ordinary
course of

business.

These leases are

accounted for

as operating

leases, whereby

lease expense

is recognized

on a
straight-line

basis

over the

term of

the lease.

Most

leases include

an option

to extend

or renew

the lease

term.

The exercise

of the

renewal

is at

the Company’s

discretion.

The operating

lease liability

includes lease

payments
related

to

options

to

extend

or

renew

the

lease

term

if

the

Company

is

reasonably

certain

of

exercise

those
options.

The Company,

in determining

the present

value of

lease payments

utilizes either

the rate

implicit in

the
lease

if

that

rate

is

readily

determinable

or

the

Company’s

incremental

secured

borrowing

rate

commensurate
with terms of the underlying lease.

Supplemental information related

to operating leases is as follows

for the periods indicated:

Year Ended
December 31,
(Dollars in millions)
2022 2021
Lease expense incurred:
Operating lease cost $
25
$
24
At December 31,
(Dollars in millions)
2022 2021
Operating lease right of use assets $
121
$
131
Operating lease liabilities
139
150
Year Ended
December 31,
(Dollars in millions)
2022 2021
Operating cash flows from operating leases $
(18)
$
(16)

At December 31,
2022 2021
Weighted average remaining operating lease term
11.1

years
11.8

years
Weighted average discount rate on operating leases
4.00
%
4.00
%
Maturities of the existing lease liabilities are expected

to occur as follows:

(Dollars in millions)
2023 $
19
2024
19
2025
16
2026
14
2027
14
Thereafter
90
Undiscounted lease payments
172
Less:

present value adjustment
32
Total operating lease liability $
139
10.

INCOME TAXES
All of

the income

of Holdings

U.S. subsidiaries,

including its

foreign

branches,

is subject

to the

applicable federal,
foreign,

state,

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
35
% versus
21
% in

2018 and

later years.

As a

result, the

Company was
able to

record a

net income

tax benefit

from the

five-year

carryback of

$
33

million and

obtain federal

income tax
cash refunds of $
183

million including interest in 2020.
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

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Current tax expense (benefit):
U.S. $
95
$
102
$
(106)
Foreign - - -
Total current tax expense (benefit)
95
102
(106)
Total deferred U.S.

tax expense (benefit)
(207)
90
138
Total income tax expense (benefit) $
(112)
$
192
$
32

A reconciliation of the total income tax

provision using the statutory

U.S. Federal Income tax

rate to the Company’s
total income tax provision

is as follows for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Expected income tax provision at the U.S. statutory tax rate $
(117)
$
208
$
81
Increase (decrease) in taxes resulting from:
Tax exempt income
(4)
(4)
(4)
Dividend received deduction
(3)
(1)
(1)
Proration
1
1
1
Creditable foreign premium tax
(11)
(13)
(12)
Reserve adjustment
(19)
- -
U.S. BEAT tax
22
- -
Share based compensation
(3)
(2)
(3)
Impact of CARES Act - -
(33)
Prior year true up
16
-
(4)
Other
6
3
7
Total income tax provision $
(112)
$
192
$
32
(Some amounts may not reconcile due to rounding.)
At December 31, 2022, 2021 and 2020, the Company

had
no

uncertain tax positions.

The Company’s

2014 through 2018

U.S. tax

years are

under audit by

the Internal Revenue

Service (“IRS”). To

date,
the

Company

has

received

a

significant

number

of

Information

Document

Requests.

However,

the

IRS

has

not
issued

any

Notice

of

Proposed

Adjustments

for

these

tax

years.

The

Company

had

filed

amended

tax

returns
requesting refunds for 2015 and

2016 for $
2

million and $
5

million respectively.

Tax years

2019, 2020, and 2021 are open for examination

by the IRS.

Deferred

income

taxes

reflect

the

tax

effect

of

the

temporary

differences

between

the

value

of

assets

and
liabilities

for

financial

statement

purposes

and

such

values

as

measured

by

U.S.

tax

laws

and

regulations.

The
principal items making up the net deferred

income tax assets/(liabilities) are as

follows for the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
Deferred tax assets:
Net unrealized investment losses
$
200
$
-
Loss reserves
154
130
Unearned premium reserve
114
108
Lease Liability
29
31
Unrealized foreign currency losses
24
4
Investment impairments
12
6
Net unrecognized losses on benefit plans
9
13
Equity compensation
7
7
Foreign tax credits
3
22
Other assets
12
12
Total deferred tax assets
564
333
Deferred tax liabilities:
Net fair value income
141
349
Deferred acquisition costs
105
99
Partnership Investments
56
57
Right of use asset
25
27
Depreciation
16
4
Bond market discount
5
3
Net unrealized investment gains -
35
Other liabilities
6
5
Total deferred tax liabilities
354
579
Net deferred tax assets/(liabilities) $
210
$
(246)
(Some amounts may not reconcile due to rounding.)
At

December

31,

2022,

and

2021, the

Company

had

$
3

million

and

$
29

million

respectively

of foreign

tax

credit
(“FTC”) carryforwards, all related to

the branch basket.

The branch basket FTCs begin to

expire in
2030
.

Tax

effected

U.S.

Separate

Return

Limitation

Year

Net

Operating

Losses

(“NOLs”)

of $
1

million begin

to

expire

in
2037 .
At December

31, 2022,

$
200

million of

the Company’s

deferred

tax asset

relates

primarily to

unrealized

losses on
available for sale

fixed maturity securities.

The unrealized losses

on available for sale

fixed maturity securities

were
a result of

market conditions,

including rising interest

rates. Ultimate

realization of

the deferred

tax asset

depends
on

the

Company’s

ability

and

intent

to

hold

the

available

for

sale

securities

until

they

recover

their

value

or
mature.

As

of

December

31,

2022,

based

on

all

the

available

evidence,

the

Company

has

concluded

that

the
deferred tax

asset related to

the unrealized losses

on the available

for sale fixed

maturity portfolio are,

more likely
than not, expect to be realized.
The

Company

follows

ASU

2016-09

in

regard

to

the

treatment

of

the

tax

effects

of

share-based

compensation
transactions.

ASU

2016-09

required

that

the

income

tax

effects

of

restricted

stock

vestings

and

stock

option
exercises

resulting

from

the

change

in

value

of

share-based

compensation

awards

between

the

grant

date

and

settlement

(vesting/exercising)

date

be recorded

as part

of income

tax

expense

(benefit)

within the

consolidated
statements

of operations

and comprehensive

income

(loss). Per

ASU 2016-09,

the

Company

recorded

excess

tax
benefits

of $
3

million, $
2

million

and $
3

million related

to restricted

stock

vestings

and stock

option exercises

as
part of income tax

expense (benefit) within

the consolidated statements

of operations and

comprehensive income
(loss) in 2022, 2021 and 2020, respectively.
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

$
0.4

million,

$
0.4

million

and

$
0.4

million

in

2022,
2021 and 2020, respectively.
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

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Written premiums:
Direct $
3,701
$
3,300
$
2,698
Assumed
5,975
6,031
5,259
Ceded
(1,645)
(1,612)
(1,318)
Net written premiums $
8,032
$
7,719
$
6,639
Premiums earned:
Direct $
3,544
$
2,982
$
2,592
Assumed
5,945
5,741
5,183
Ceded
(1,613)
(1,544)
(1,368)
Net premiums earned $
7,876
$
7,179
$
6,407
Incurred losses and LAE:
Direct $
2,423
$
2,043
$
1,785
Assumed
4,107
3,872
3,576
Ceded
(708)
(528)
(753)
Net incurred losses and LAE $
5,823
$
5,387
$
4,608
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

(Dollars in millions)
Single

Percent Assuming Occurrence Aggregate
Coverage Period Ceding Company
Ceded

Company Type of Business Limit
Limit

01/01/2010-12/31/2010
Everest Re
44.0
%
Bermuda Re
Property / Casualty Business
150
325
01/01/2011-12/31/2011
Everest Re
50.0
%
Bermuda Re
Property / Casualty Business
150
300
01/01/2012-12/31/2014
Everest Re
50.0
%
Bermuda Re
Property / Casualty Business
100
200
01/01/2015-12/31/2016
Everest Re
50.0
%
Bermuda Re
Property / Casualty Business
163
325
01/01/2017-12/31/2017
Everest Re
60.0
%
Bermuda Re
Property / Casualty Business
219
438
01/01/2010-12/31/2010
Everest Re- Canadian Branch
60.0
%
Bermuda Re
Property Business
350
(1) -
01/01/2011-12/31/2011
Everest Re- Canadian Branch
60.0
%
Bermuda Re
Property Business
350
(1) -
01/01/2012-12/31/2012
Everest Re- Canadian Branch
75.0
%
Bermuda Re
Property / Casualty Business
206
(1)
413
(1)
01/01/2013-12/31/2013
Everest Re- Canadian Branch
75.0
%
Bermuda Re
Property / Casualty Business
150
(1)
413
(1)
01/01/2014-12/31/2017
Everest Re- Canadian Branch
75.0
%
Bermuda Re
Property / Casualty Business
263
(1)
413
(1)
01/01/2012-12/31/2017
Everest Canada
80.0
%
Everest Re- Canadian
Branch
Property Business
- -
01/01/2020
Everest International Assurance
100.0
%
Bermuda Re
Life Business
- -
(1) Amounts shown are Canadian dollars.
Effective

January 1, 2018,

Everest

Re entered

into a

twelve

month whole

account aggregate

stop loss

reinsurance
contract

(“stop

loss agreement”)

with Bermuda

Re.

The stop

loss agreement

provides

coverage

for

ultimate

net
losses

on

applicable

net

earned

premiums

above

a

retention

level,

subject

to

certain

other

coverage

limits

and
conditions. The stop loss agreement

was most recently renewed

effective January 1, 2022.

Everest

Re entered

into a

catastrophe

excess of

loss reinsurance

contract

with Bermuda

Re (UK

Branch), effective
January

1,

2021

through

December

31,

2021.

The

contract

provides

Bermuda

Re

(UK

Branch),

with

up

to

£

million

of

reinsurance

coverage

for

each

catastrophe

occurrence

above

£
40

million.

This

agreement

was

most
recently renewed effective

January 1, 2022.
Everest

Re

entered

into

a

catastrophe

excess

of

loss

reinsurance

contract

with

Ireland

Re,

effective

February

1,
2021 through

January 31,

2022. The

contract

provides Ireland

Re with

up to

€
145

million of

reinsurance

coverage
for each

catastrophe

occurrence above

€
16

million. This

agreement was

most recently

renewed effective

January
1, 2022.
The

table

below

represents

loss

portfolio

transfer

(“LPT”)

reinsurance

agreements

whereby

net

insurance
exposures and reserves were

transferred to an

affiliate.

(Dollars in millions)
Effective Transferring Assuming
% of Business or

Covered Period

Date
Company

Company Amount of Transfer of Transfer
10/01/2001
Everest Re (Belgium Branch)
Bermuda Re
100
%
All years
10/01/2008
Everest Re
Bermuda Re
$
747
01/01/2002-12/31/2007
12/31/2017
Everest Re
Bermuda Re
$
970
All years
On December 31, 2017,

the Company

entered into

a LPT agreement

with Bermuda Re.

The LPT agreement

covers
subject

loss

reserves

of

$
2.3

billion

for

accident

years

2017

and

prior.

As

a

result

of

the

LPT

agreement,

the
Company transferred

$
1.0

billion of cash and

fixed maturity securities

and transferred

$
970

million of loss reserves
to

Bermuda

Re.

As

part

of

the

LPT

agreement,

Bermuda

Re

will

provide

an

additional

$
500

million

of

adverse
development

coverage

on

the

subject

loss

reserves.

As

of

December

31,

2022,

and

December

31,

2021,

the
Company

has

a

reinsurance

recoverable

of

$
804

million

and

$
856

million,

respectively,

recorded

on

its

balance
sheet due from Bermuda Re.
The

following

tables

summarize

the

significant

premiums

and

losses

ceded

and

assumed

by

the

Company

in
transactions with affiliated entities

for the periods indicated:

Bermuda Re Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Ceded written premiums $
372
$
303
$
133
Ceded earned premiums
371
300
132
Ceded losses and LAE
(16)
(59)
110
Assumed written premiums
3
5
-
Assumed earned premiums
5
4
-
Ireland Re Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Assumed written premiums $
10
$
16
$ -
Assumed earned premiums
10
15
-
Assumed losses and LAE
23
64
-

Ireland Insurance Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Assumed written premiums $
9

$
9

$
5
Assumed earned premiums

8

6

4
Assumed losses and LAE

5

3

2
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

Mt. Logan Re Segregated Accounts Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Ceded written premiums $
170
$
286
$
263
Ceded earned premiums
174
280
265
Ceded losses and LAE

150
194
175
12.

COMPREHENSIVE INCOME (LOSS)
The following

tables

present

the

components

of

comprehensive

income

(loss)

in

the

consolidated

statements

of
operations and comprehensive income

(loss) for the periods indicated:

December 31, 2022 December 31, 2021 December 31, 2020
(Dollars in millions) Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation)

("URA(D)") on securities - temporary
$
(1,280)
269
$
(1,011)
$
(254)
53
$
(200)
$
206
(43)
$
163
Reclassification of net realized losses

(gains) included in net income (loss)
93
(20)
73
12
(3)
9
32
(7)
25
Foreign currency translation adjustments
(23)
5
(18)
(11)
2
(9)
18
(4)
14
Benefit plan actuarial net gain (loss)
18
(4)
15
22
(5)
17
(7)
1
(6)
Reclassification of amortization of net gain (loss)
included in net income (loss)
3
(1)
2
8
(2)
6
8
(2)
6
Total other comprehensive income

(loss)
$
(1,189)
$
249
$
(939)
$
(223)
$
47
$
(177)
$
258
$
(54)
$
204
(Some amounts may not reconcile due to rounding)
The following table presents details

of the amounts reclassified from AOCI for

the periods indicated:

Affected line item within the
Years Ended December 31,
statements of operations and

AOCI component 2022 2021 comprehensive income (loss)
(Dollars in millions)
URA(D) on securities $
93
$
12
Other net realized capital gains (losses)
(20)
(3)
Income tax expense (benefit)
$
73
$
9
Net income (loss)
Benefit plan net gain (loss) $
3
$
8
Other underwriting expenses
(1)
(2)
Income tax expense (benefit)
$
2
$
6
Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents

the components of accumulated

other comprehensive income

(loss), net of tax,

in the
consolidated balance sheets for

the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021
Beginning balance of URA(D) on securities $
122
$
313
Current period change in URA(D) of investments -

temporary
(938)
(191)
Ending balance of URA(D) on securities
(816)
122
Beginning balance of foreign currency translation adjustments
20
29
Current period change in foreign currency translation adjustments
(18)
(9)
Ending balance of foreign currency translation adjustments

2
20
Beginning balance of benefit plan net gain (loss)
(50)
(74)
Current period change in benefit plan net gain (loss)
17
23
Ending balance of benefit plan net gain (loss)
(33)
(50)
Ending balance of accumulated other comprehensive income (loss) $
(848)
$
91
(Some amounts may not reconcile due to rounding)
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

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Company contributions $
6
$
4
$
7
The following table summarizes the

Company’s pension expense

for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Pension expense $
(2)
$
3
$
8

The

following

table

summarizes

the

status

of

these

defined

benefit

plans

for

U.S.

employees

for

the

periods
indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021
Change in projected benefit obligation:
Benefit obligation at beginning of year $
403
$
404
Service cost
9
11
Interest cost
10
8
Actuarial (gain)/loss
(115)
(9)
Curtailment - -
Benefits paid
(15)
(12)
Projected benefit obligation at end of year
291
403
Change in plan assets:
Fair value of plan assets at beginning of year
377
354
Actual return on plan assets
(83)
31
Actual contributions during the year
6
4
Benefits paid
(15)
(12)
Fair value of plan assets at end of year
285
377
Funded status at end of year
$
(6)
$
(25)
(Some amounts may not reconcile due

to rounding.)
Amounts recognized in the consolidated

balance sheets for the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
Other assets (due beyond one year) $
1
$ -
Other liabilities (due within one year)
(1)
(1)
Other liabilities (due beyond one year)
(6)
(24)
Net amount recognized in the consolidated balance sheets $
(6)
$
(25)
Amounts not

yet reflected

in net

periodic benefit

cost and

included in

accumulated other

comprehensive

income
(loss) for the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
Accumulated income (loss) $
(56)
$
(68)
Accumulated other comprehensive income (loss) $
(56)
$
(68)
(Some amounts may not reconcile due

to rounding.)

Other changes in other comprehensive income (loss)

for the periods indicated are as

follows:

Years Ended December 31,
(Dollars in millions)
2022 2021
Other comprehensive income (loss) at December 31, prior year $
(68)
$
(92)
Net gain (loss) arising during period
7
15
Recognition of amortizations in net periodic benefit cost:
Actuarial loss
4
9
Curtailment loss recognized - -
Other comprehensive income (loss) at December 31, current year $
(56)
$
(68)
(Some amounts may not reconcile due to rounding.)
Net periodic benefit cost for U.S.

employees included the following components

for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Service cost $
9
$
11
$
10
Interest cost
10
8
10
Expected return on assets
(25)
(24)
(21)
Amortization of actuarial loss from earlier periods
4
8
9
Settlement
1
-
1
Net periodic benefit cost $
(2)
$
3
$
8
Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year
(12)
(24)
Total recognized in net periodic benefit cost and other
comprehensive income (loss) $
(14)
$
(21)
(Some amounts may not reconcile due

to rounding.)
The weighted

average

discount

rates

used to

determine

net

periodic benefit

cost

for

2022, 2021

and 2020

were
2.86
%,
2.55
%

and
3.28
%,

respectively.

The

rate

of

compensation

increase

used

to

determine

the

net

periodic
benefit cost

for 2022,

2021 and

2020 was
4.00
%.

The expected

long-term rate

of return

on plan

assets for

2022,
2021 and 2020 was
6.75
%,
7.00
% and
7.00
% respectively.

The

weighted

average

discount

rates

used

to

determine

the

actuarial

present

value

of

the

projected

benefit
obligation for 2022, 2021 and 2020 were
5.25
%,
2.86
% and
2.55
%, respectively.

The following table summarizes the

accumulated benefit obligation for

the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
Qualified Plan $
258
$
339
Non-qualified Plan
6
12
Total $
264
$

(Some amounts may not reconcile due

to rounding.)

The

following

table

displays

the

plans

with

projected

benefit

obligations

in

excess

of plan

assets

for

the

periods
indicated:

At December 31,
(Dollars in millions)
2022 2021
Qualified Plan
Projected benefit obligation $
284
$
390
Fair value of plan assets
285
377
Non-qualified Plan
Projected benefit obligation $
6
$
12
Fair value of plan assets - -
The following table

displays the

plans with accumulated

benefit obligations

in excess

of plan assets

for the periods
indicated:

At December 31,
(Dollars in millions)
2022 2021
Qualified Plan
Accumulated benefit obligation $ - $ -
Fair value of plan assets - -
Non-qualified Plan
Accumulated benefit obligation
6
12
Fair value of plan assets $ - $ -
The following table displays

the expected benefit payments in

the periods indicated:

(Dollars in millions)
2023 $
13
2024
14
2025
14
2026
15
2027
17
Next 5 years
100
Plan assets

consist of

shares in

investment

trusts with
74
%,
24
%,
1
% and
1
% of the

underlying assets

consisting of
equity

securities,

fixed

maturities,

limited

partnerships

and

cash,

respectively.

The

Company

manages

the
qualified

plan

investments

for

U.S.

employees.

The

assets

in

the

plan

consist

of

debt

and

equity

mutual
funds.

Due to

the long-term

nature of

the plan,

the target

asset allocation

has historically

been
70
% equities

and
30
% bonds.

The following

tables

present

the

fair

value

measurement

levels

for

the

qualified

plan

assets

at

fair

value

for

the
periods indicated:

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
December 31, Assets Inputs Inputs
(Dollars in millions)
2022 (Level 1) (Level 2) (Level 3)
Assets:
Short-term investments, which approximates fair value (a) $
4
$
4
$ - $ -
Mutual funds, fair value
Fixed income (b)
68
68
- -
Equities (c)
211
211
- -
Total $
283
$
283
$ - $ -
(Some amounts may not reconcile due

to rounding.)
(a)

This category includes high quality,

short-term money market instruments,

which are issued and payable

in U.S. dollars.
(b)

This category includes fixed income

funds, which invest in investment

grade securities of corporations,

governments and government agencies

with
approximately
70
% in U.S. securities and
30
% in international securities.
(c)

This category includes funds, which

invest in small, mid and multi-cap equity securities

including common stocks, securities convertible

into common stock
and securities with common stock characteristics,

such as rights and warrants, with approximately
50
% in U.S. equities and
50
% in international equities.

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
December 31, Assets Inputs Inputs
(Dollars in millions)
2021 (Level 1) (Level 2) (Level 3)
Assets:
Short-term investments, which approximates fair value (a) $
3
$
3
$ - $ -
Mutual funds, fair value
Fixed income (b)
85
85
- -
Equities (c)
287
287
- -
Total $
375
$
375
$ - $ -
(Some amounts may not reconcile due

to rounding.)
(a)

This category includes high quality,

short-term money market instruments,

which are issued and payable

in U.S. dollars.
(b)

This category includes fixed income

funds, which invest in investment

grade securities of corporations,

governments and government agencies

with
approximately
70
% in U.S. securities and
30
% in international securities.
(c)

This category includes funds, which

invest in small, mid and multi-cap equity securities

including common stocks, securities convertible

into common stock
and securities with common stock characteristics,

such as rights and warrants, with approximately
50
% in U.S. equities and
50
% in international equities.
In

addition,

$
2

million

and

$
3

million

of investments

which

were

recorded

as

part of

the qualified

plan

assets

at
December 31, 2022 and

2021, respectively,

are not included within

the fair value

hierarchy tables

as the assets are
valued using the NAV practical

expedient guidance within ASU 2015-07.

No

contributions

were

made

to

the

qualified

pension

benefit

plan

for

the

years

ended

December 31,

2022

and
2021.
Defined Contribution Plans.
The Company also maintains

both qualified and non-qualified defined contribution

plans (“Savings Plan” and “Non-
Qualified Savings

Plan”,

respectively) covering

U.S. employees.

Under the plans,

the Company

contributes up

to a
maximum
3
% of the participants’

compensation based on

the contribution percentage

of the employee.

The Non-
Qualified

Savings

Plan

provides

compensating

savings

plan

benefits

for

participants

whose

benefits

have

been
curtailed under the Savings

Plan due to Internal Revenue

Code limitations.

In addition, effective for

new hires (and
rehires) on

or after

April 1, 2010,

the Company

will contribute

between
3
% and
8
% of

an employee’s

earnings for
each payroll

period based

on the

employee’s

age.

These contributions

will be
100
% vested

after
three year
s. The
Company incurred

expenses related

to these

plans of $
18

million, $
15

million and

$
14

million for

the years

ended
December 31, 2022, 2021 and 2020, respectively.
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
7.8
% to
9.6
%.

The contributions are generally

used
to

purchase

pension

benefits

from

local

insurance

providers. The

Company

incurred

expenses

related

to

these
plans

of

$
0.7

million,

$
0.6

million

and

$
0.8

million

for

the

years

ended

December

31,

2022,

2021

and

2020,
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

post-
retirement benefit expense during

the period of the employee’s

service. A medical cost trend rate

of
7.00
% in 2022
was

assumed

to

decrease

gradually

to
4.75
%

in

2030

and

then

remain

at

that

level.

The

Company

incurred
expenses

of

$
1

million,

$
1

million

and

$
1

million

for

the

years

ended

December

31,

2022,

2021

and

2020,
respectively.

The following table summarizes the

status of this plan for the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
Change in projected benefit obligation:
Benefit obligation at beginning of year $
31
$
35
Service cost
1
1
Interest cost
1
1
Amendments - -
Actuarial (gain)/loss
(10)
(6)
Benefits paid - -
Benefit obligation at end of year
21
31
Change in plan assets:
Fair value of plan assets at beginning of year - -
Employer contributions - -
Benefits paid - -
Fair value of plan assets at end of year - -
Funded status at end of year $
(21)
$
(31)
Amounts recognized in the consolidated

balance sheets for the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
Other liabilities (due within one year) $
(1)
$
(1)
Other liabilities (due beyond one year)
(21)
(30)
Net amount recognized in the consolidated balance sheets $
(21)
$
(31)
(Some amounts may not reconcile due

to rounding.)
Amounts not

yet reflected

in net

periodic benefit

cost and

included in

accumulated other

comprehensive

income
(loss) for the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
Accumulated income (loss) $
13
$
2
Accumulated prior service credit (cost)
1
2
Accumulated other comprehensive income (loss) $
14
$
4

Other changes in other comprehensive income (loss)

for the periods indicated are as

follows:

Years Ended December 31,
(Dollars in millions)
2022 2021
Other comprehensive income (loss) at December 31, prior year $
4
$
(2)
Net gain (loss) arising during period
10
6
Prior Service credit (cost) arising during period - -
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain) - -
Prior service cost -
(1)
Other comprehensive income (loss) at December 31, current year $
14
$
4
Net periodic benefit cost included the following

components for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021 2020
Service cost $
1
$
1
$
1
Interest cost
1
1
1
Prior service credit recognition -
(1)
(1)
Net gain recognition - - -
Net periodic cost $
1
$
1
$
1
Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year
(10)
(5)
Total recognized in net periodic benefit cost and
other comprehensive income (loss) $
(9)
$
(4)
(Some amounts may not reconcile due

to rounding.)
The weighted

average

discount

rates

used to

determine

net

periodic benefit

cost

for

2022, 2021

and 2020

were
2.86
%,
2.55
% and
3.28
%, respectively.
The

weighted

average

discount

rates

used

to

determine

the

actuarial

present

value

of

the

projected

benefit
obligation at year end 2022, 2021 and 2020 were
5.25
%,
2.86
% and
2.55
%, respectively.
The following table displays

the expected benefit payments in

the years indicated:

(Dollars in millions)
2023 $
1
2024
1
2025
1
2026
1
2027
1
Next 5 years
7
14.

DIVIDEND RESTRICTIONS AND STATUTORY

FINANCIAL INFORMATION
Holdings

and

its

operating

subsidiaries

are

subject

to

various

regulatory

restrictions,

including

the

amount

of
dividends

that

may

be

paid

and

the

level

of

capital

that

the

operating

entities

must

maintain.

These

regulatory

restrictions

are

based

upon

statutory

capital

as

opposed

to

GAAP

basis

equity

or

net

assets.

Holdings’

primary
operating

subsidiary,

Everest

Re,

is

regulated

by

Delaware

law

and

is

subject

to

the

Risk-Based

Capital

Model
(“RBC”) developed

by

the

National

Association

of Insurance

Commissioners

(“NAIC”).

This

model represents

the
aggregate regulatory restrictions

on net assets and statutory capital

and surplus.
Dividend Restrictions.
Delaware

law

provides

that

an

insurance

company

which

is

a

member

of

an

insurance

holding

company

system
and is

domiciled in

the state

shall not

pay dividends

without giving

prior notice

to the

Insurance

Commissioner of
Delaware

and

may

not

pay

dividends

without

the

approval

of

the

Insurance

Commissioner

if

the

value

of

the
proposed

dividend,

together

with

all

other

dividends

and

distributions

made

in

the

preceding

twelve

months,
exceeds

the greater

of (1)
10
% of

statutory

surplus or

(2) net

income, not

including realized

capital gains,

each as
reported

in

the

prior

year’s

statutory

annual

statement.

In

addition,

no

dividend

may

be

paid

in

excess

of
unassigned earned surplus.

At December 31, 2022,

Everest Re

has $
555

million available

for payment

of dividends
in 2023 without the need for prior regulatory

approval.
Statutory Financial Information.
Everest

Re

prepares

its

statutory

financial

statements

in

accordance

with

accounting

practices

prescribed

or
permitted by the

NAIC and the Delaware

Insurance Department.

Prescribed statutory

accounting practices

are set
forth in the NAIC Accounting Practices and

Procedures Manual.

The capital and statutory surplus

of Everest Re was
$
5.6

billion and

$
5.7

billion at

December 31, 2022

and 2021,

respectively.

The statutory

net income

of Everest

Re
was

$
294

million,

$
264

million

and

$
595

million

for

the

years

ended

December

31,

2022,

2021

and

2020,
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
Capital Restrictions.
In

the

United

States,

Everest

Re

is

subject

to

the

RBC

developed

by

the

NAIC

which

determines

an

authorized
control

level

risk-based

capital.

As

long

as

the

total

adjusted

capital

is
200
%

or

more

of

the

authorized

control
level capital, no action is required by

the Company.
The regulatory targeted

capital and the actual statutory

capital for Everest

Re is as follows:

Everest Re (1)
At December 31,
(Dollars in millions)
2022 2021
Regulatory targeted capital $
3,353
$
2,960
Actual capital $
5,553
$
5,717
(1)

Regulatory targeted capital represents
200
% of the RBC authorized control level calculation for the applicable year.
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

reinsurance agreements,

the Company is not a
party to any other material litigation

or arbitration.

The Company

has entered

into

separate

annuity agreements

with The

Prudential

Insurance

Company

of America
(“The

Prudential”)

and

an

additional

unaffiliated

life

insurance

company

in

which

the

Company

has

either
purchased

annuity contracts

or become

the assignee

of annuity

proceeds that

are meant

to settle

claim payment
obligations in the future.

In both instances, the Company

would become contingently

liable if either The Prudential
or

the

unaffiliated

life

insurance

company

were

unable

to

make

payments

related

to

the

respective

annuity
contract.

The table below presents

the estimated cost

to replace all

such annuities for

which the Company

was contingently
liable for the periods indicated:

At December 31,
(Dollars in millions)
2022 2021
The Prudential $
137
$
138
Unaffiliated life insurance company
34
35
16.

RELATED-PARTY

TRANSACTIONS
The

table

below

displays

long-term

note

agreements

that

Group

entered

into

with

Everest

Re

for

the

periods
indicated.

These transactions

are presented

as Notes

Receivable

– Affiliated

in the

Consolidated

Balance Sheet

of
Holdings. Fair value of these long-term notes

is considered Level 2 in the fair value

hierarchy.

December 31, 2022 December 31, 2021
Consolidated Consolidated
Principal

Balance Sheet Fair Balance Sheet Fair
(Dollars in millions)
Date Issued Date Due Amounts Amount Value Amount Value
1.69
% Long-term Note
12/17/2019
12/17/2028
300
$
300
$
242
$
300
$
264
1.00
% Long-term Note 08/05/2021 08/05/2030
200
200
151
200
165
3.11
% Long-term Note 06/14/2022 06/14/2052
215
215
171
- -
4.34
% Long-term Note
12/12/2022
12/12/2052
125
125
125
- -
840
$
840
$
689
$
500
$
429
Interest income recognized

in connection with these long-term notes is

as follows for the periods indicated:

Years Ended December 31,
(Dollars in millions)
Interest Received Receivable Dates 2022 2021 2020
1.69
% Long-term Note
annually
December 17
$
5
$
5
$
5
1.00
% Long-term Note
annually
August 5
2
1
-
3.11
% Long-term Note
annually
June 14
4
- -
$
11
$
6
$
5
(Some amounts may not reconcile due to rounding.)

Holdings

holds
1,773.214

preferred

shares

of

Preferred

Holdings

with

a

$
1

million

par

value

and
1.75
%

annual
dividend

rate.

Holdings

received

these

shares

in

December

2015

in

exchange

for

previously

held
9,719,971
Common Shares

of Group.

After the

exchange,

Holdings no

longer holds

any shares

or has

any ownership

interest
in Group.

Holdings has

reported the

preferred

shares in

Preferred

Holdings, as

other invested

assets, fair

value, in
the consolidated

balance sheets

with changes

in fair

value re

-measurement

recorded

in net

realized

capital gains
(losses)

in

the

consolidated

statements

of

operations

and

comprehensive

income

(loss).

The

following

table
presents

the dividends

received on

the preferred

shares

of Preferred

Holdings and

on the

Parent

shares

that are
reported as net investment

income in the consolidated

statements of

operations and comprehensive

income (loss)
for the periods indicated.

Years Ended December 31,
(Dollars in millions)
2022 2021
2020
Dividends received on preferred stock of affiliate $
31
$
31
$
31
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
(Dollars in millions)
2022 2021 2020
Expenses incurred $
204
$
133
$
124
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

for the periods indicated:

Year Ended December 31, 2022
(Dollars in millions)
Reinsurance Insurance Total
Gross written premiums $
5,948

$
3,729
$
9,677
Net written premiums
5,269

2,763
8,032
Premiums earned $
5,212

$
2,664
$
7,876
Incurred losses and LAE
3,957

1,865
5,823
Commission and brokerage
1,326

306
1,632
Other underwriting expenses
139

363
501
Underwriting gain (loss) $
(210)

$
130
$
(81)
Net investment income
638
Net gains (losses) on investments
(982)
Corporate expenses
(26)
Interest, fee and bond issue cost amortization expense
(101)
Other income (expense)
(6)
Income (loss) before taxes $
(557)
Year Ended December 31, 2021
(Dollars in millions)
Reinsurance Insurance
Total
Gross written premiums $
6,028

$
3,303
$
9,331
Net written premiums
5,265

2,455
7,719
Premiums earned $
4,949

$
2,230
$
7,179
Incurred losses and LAE
3,761

1,626
5,387
Commission and brokerage
1,250

262
1,513
Other underwriting expenses
143

311
454
Underwriting gain (loss) $
(206)

$
31
$
(175)
Net investment income
745
Net gains (losses) on investments
501
Corporate expenses
(33)
Interest, fee and bond issue cost amortization expense
(70)
Other income (expense)
23
Income (loss) before taxes $
991
(Some amounts may not reconcile due to rounding.)

Year Ended December 31, 2020
(Dollars in millions)
Reinsurance Insurance
Total
Gross written premiums $
5,266

$
2,691
$
7,957
Net written premiums
4,632

2,006
6,639
Premiums earned $
4,485

$
1,922
$
6,407
Incurred losses and LAE
3,209

1,399
4,608
Commission and brokerage
1,120

253
1,373
Other underwriting expenses
119

282
401
Underwriting gain (loss) $
36

$
(12)
$
24
Net investment income
376
Net gains (losses) on investments
50
Corporate expenses
(16)
Interest, fee and bond issue cost amortization expense
(36)
Other income (expense)
(15)
Income (loss) before taxes $
384
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
U.S., in which the Company writes business,

for the periods indicated:

Years Ended December 31,
(Dollars in millions)
2022 2021
2020
Canada gross written premiums $
379
$
252
$
321
No other country represented

more than
5
% of the Company’s revenues.
Approximately
17.6
%,
19.3
%

and
20.1
%

of

the

Company’s

gross

written

premiums

in

2022,

2021

and

2020,
respectively,

were sourced through the Company’s

largest intermediary.

18.

SUBSEQUENT EVENTS
The

Company

has

evaluated

known

recognized

and

non-recognized

subsequent

events.

In

February

2023,

an
earthquake

occurred

which

impacted

the

countries

of

Turkey

and

Syria.

The

Company

is

unable

to

estimate

the
magnitude of

losses

at

this time

as this

event

has

recently

occurred.

The Company

will reflect

the impact

of this
event in its first quarter 2023 results..

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2022
Column A Column B Column C Column D
Amount
Shown in
Market Balance
(Dollars in millions)
Cost Value Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies $
575
$
535
$
535
State, municipalities and political subdivisions
444
413
413
Foreign government securities

696
637
637
Foreign corporate securities

1,597
1,433
1,433
Public utilities
85
79
79
All other corporate bonds
7,571
7,117
7,117
Mortgage - backed securities

Commercial
568
509
509
Agency residential
1,792
1,628
1,628
Non-agency residential
3
3
3
Redeemable preferred stock
368
316
316
Total fixed maturities-available for sale
13,699
12,671
12,671
Fixed maturities-held to maturity
Bonds:
Foreign corporate securities

28
28
27
All other corporate bonds
785
758
778
Mortgage - backed securities
Commercial
7
7
7
Total Fixed maturities-held to maturity
820
793
811
Equity securities at fair value(1)
159
194
194
Short-term investments
812
812
812
Other invested assets
2,754
2,754
2,754
Other invested assets, at fair value(1)
1,773
1,472
1,472
Cash
481
481
481
Total investments and cash $
20,498
$
19,177
$
19,195
(Some amounts may not reconcile due to rounding.)
(1)

Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS
At December 31,
(Dollars in millions, except share

amounts and par value per share)
2022 2021
ASSETS:
Fixed maturities - available for sale $ - $
147
(amortized cost: 2022, $ 0 ; 2021, $
148
)
Equity securities - at fair value
12
679
Other invested assets
194
242
Other invested assets, at fair value
1,472
2,031
Short-term investments
30
5
Cash
2
-
Total investments and cash
1,710
3,104
Investment in subsidiaries, at equity in the underlying net assets
5,496
6,371
Notes receivable - affiliated
1,170
470
Accrued investment income
12
5
Other assets -
(2)
TOTAL ASSETS $
8,388
$
9,948
LIABILITIES:
Senior notes $
2,347
$
2,346
Long-term notes
218
224
Accrued interest on debt and borrowings
17
17
Income taxes
144
317
Due to affiliates
7
5
Total liabilities $
2,734
$
2,910
STOCKHOLDER'S EQUITY:
Common stock, par value: $
0.01
;
3,000

shares authorized;
1,000

shares issued and outstanding (2022 and 2021)
- -
Additional paid-in capital
1,102
1,102
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $
(225)

at 2022 and $
24

at 2021
(848)
91
Retained earnings
5,400
5,845
Total stockholder's equity
5,654
7,038
TOTAL

LIABILITIES AND STOCKHOLDER'S EQUITY
$
8,388
$
9,948
See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS

OF OPERATIONS
Years Ended December 31,
(Dollars in millions) 2022 2021 2020
REVENUES:
Net investment income $
47
$
39
$
(5)
Net investment income - Affiliated

57
34
31
Net gains (losses) on investments
(704)
329
(73)
Other income (expense)
(3)
-
3
Net income (loss) of subsidiaries
114
551
394
Total revenues
(488)
954
350
EXPENSES:
Interest expense
97
69
36
Corporate expense
10
18
9
Total expenses
107
86
45
INCOME (LOSS) BEFORE TAXES
(595)
867
305
Income tax expense (benefit)
(150)
68
(47)
NET INCOME (LOSS)

$
(445)
$
800
$
352
Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
(1,011)
(200)
163
Less: reclassification adjustment for realized losses (gains) included in net income (loss)
73
9
25
Total URA(D) on securities arising during the period
(938)
(191)
189
Foreign currency translation adjustments
(18)
(9)
14
Benefit plan actuarial net gain (loss) for the period
15
17
(6)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)
2
6
6
Total benefit plan net gain (loss) for the period
17
23
1
Total other comprehensive income (loss), net of tax
(939)
(177)
204
COMPREHENSIVE INCOME (LOSS)

$
(1,384)
$
623
$

See notes to consolidated financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Dollars in millions)
2022 2021 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) $
(445)
$
800
$
352
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries
(114)
(551)
(394)
Dividends received from subsidiary
250
- -
Increase (decrease) in income taxes
(173)
(45)
119
Change in equity adjustments in limited partnerships
(37)
(33)
8
Change in other assets and liabilities, net
(5)
40
20
Net realized capital losses (gains)

704
(329)
73
Net cash provided by (used in) operating activities
180
(118)
180
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries
(200)
88
(949)
Proceeds from fixed maturities matured/called/repaid - available for sale - -
2
Proceeds from fixed maturities sold - available for sale
244
- -
Proceeds from equity maturities sold

652
243
62
Distributions from other invested assets
1,362
2,014
1,113
Cost of fixed maturities acquired - available for sale
(134)
(148)
-
Cost of equity securities acquired

(93)
(516)
(185)
Cost of other invested assets acquired
(1,278)
(2,076)
(1,212)
Net change in short-term investments
(24)
5
11
Proceeds from repayment (cost of issuance) of notes receivable - affiliated
(700)
(470)
10
Net cash provided by (used in) investing activities
(171)
(860)
(1,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes -
968
979
Cost of debt repurchase
(6)
-
(11)
Net cash provided by (used in) financing activities
(6)
968
969
Net increase (decrease) in cash
2
(10)
-
Cash, beginning of period -
10
10
Cash, end of period $
2
$ - $
10
See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION

OF THE REGISTRANT
NOTES TO CONDENSED

FINANCIAL INFORMATION
1)

The

accompanying

condensed

financial

information

should

be

read

in

conjunction

with

the

Consolidated
Financial Statements and related

Notes of Everest Reinsurance

Holdings, Inc. and its Subsidiaries.
2)

The Senior Notes

and Long-Term

Subordinated Notes

presented in

Notes 5

and 6 are

direct obligations

of the
Registrant.
3)

Effective

December 2022,

Everest

Reinsurance

Holdings, Inc.

entered into

a $
125

million long-term

promissory
note

with

Everest

Reinsurance

Company,

a

subsidiary

entity.

The

promissory

note

has

an

interest

rate

of
4.34
% payable annually and is scheduled to

mature in June 2052.
4)

Effective

September 2022,

Everest Reinsurance

Holdings, Inc. entered

into a $
560

million long-term promissory
note

with

Everest

Reinsurance

Company,

a

subsidiary

entity.

The

promissory

note

has

an

interest

rate

of
3.35
% payable annually and is scheduled to

mature in September 2052.
5)

Effective

June 2022,

Everest

Reinsurance Holdings,

Inc. entered

into a

$
215

million long-term

promissory note
with

Everest

Re

Group,

Ltd.,

its

parent

entity.

The

promissory

note

has

an

interest

rate

of
3.11
%

payable
annually and is scheduled to mature in June 2052.
6)

Effective

October

21,

2021,

Everest

Reinsurance

Holdings,

Inc.

entered

into

a

$
470

million

long-term
promissory note

with Everest

Reinsurance

Company,

a subsidiary

entity.

The promissory

note has

an interest
rate

of
3.25
%

payable

annually

and

is

scheduled

to

mature

on

October

21,

2051.

Everest

Reinsurance
Company

has repaid

$
200

million of

the promissory

note to

Everest

Reinsurance

Holdings, Inc.,

leaving $
270
million of the promissory note still outstanding

as of December 31, 2022.
7)

Effective

February

2019, Everest

Reinsurance

Holdings,

Inc. entered

into

a

$
10

million

long-term

promissory
note

with

Everest

Indemnity

Insurance

Company,

an

affiliated

entity.

The

note

was

scheduled

to

mature

in
February 2049 but was repaid in September 2020.
8)

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
(Dollars in millions) Costs Expenses Reserves Earned Income Expenses Costs Expenses Premium
As of and for the year
ended December 31, 2022
Reinsurance $
329
$
10,023
$
1,453
$
5,212
$
427
$
3,957
$
1,326
$
139
$
5,269
Insurance
170
4,954
1,725
2,664
211
1,865
306
363
2,763
Total $
499
$
14,977
$
3,177
$
7,876
$
638
$
5,823
$
1,632
$
501
$
8,032
As of and for the year
ended December 31, 2021
Reinsurance $
315
$
8,829
$
1,427
$
4,949
$
501
$
3,761
$
1,250
$
143
$
5,265
Insurance
157
4,292
1,566
2,230
244
1,626
262
311
2,455
Total $
472
$
13,121
$
2,993
$
7,179
$
745
$
5,387
$
1,513
$
454
$
7,719
As of and for the year
ended December 31, 2020
Reinsurance $
169
$
7,896
$
1,128
$
4,485
$
255
$
3,209
$
1,120
$
119
$
4,632
Insurance
210
3,682
1,257
1,922
121
1,399
253
282
2,006
Total $
380
$
11,578
$
2,385
$
6,407
$
376
$
4,608
$
1,373
$
401
$
6,639
(Some amounts may not reconcile due to rounding.)

SCHEDULE IV - REINSURANCE
Column A Column B Column C Column D Column E Column F
Ceded to Assumed
Gross Other from Other
Net

Assumed
(Dollars in millions) Amount Companies Companies Amount to Net
December 31, 2022
Total

property and liability
insurance premiums earned

$
3,544
$
1,613
$
5,945
$
7,876
$
75.5%
December 31, 2021
Total property and liability
insurance premiums earned

$
2,982
$
1,544
$
5,741
$
7,179
$
80.0%
December 31, 2020
Total

property and liability
insurance premiums earned

$
2,592
$
1,368
$
5,183
$
6,407
$
80.9%