Form 10-Q
period 2023-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2023-05-11
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE

COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑

Quarterly Report Pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 31, 2023
☐

Transition Report

Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
Commission file number
1-14527
EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware
22-3263609
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
100 Everest Way
Warren
,
New Jersey
07059
(Address of principal executive offices) (Zip Code)
(
908
)
604-3000
(Registrant’s Telephone number,

including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging

growth company,

indicate by check

mark if the

registrant

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
Class At May 1, 2023
Common Shares, $0.01 par value
1,000
The Registrant

meets the

conditions set

forth

in General

Instruction

H (1)(a)

and (b)

of Form

10-Q and

is therefore

filing this
form with the reduced disclosure format permitted by General Instruction

H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q
Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March

31, 2023 (unaudited) and
December 31, 2022

1
Consolidated Statements of Operations

and Comprehensive Income (Loss) for
the three months ended March 31, 2023 and 2022 (unaudited) 2
Consolidated Statements of Changes

in Stockholder’s Equity for the three
months ended March 31, 2023 and 2022 (unaudited) 3
Consolidated Statements of Cash

Flows for the three months ended March

31,
2023 and 2022 (unaudited) 4
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
CONSOLIDATED

BALANCE SHEETS
March 31, December 31,
(Dollars in millions, except share amounts and par value per share)
2023 2022
(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value $
13,414
$
12,671
(amortized cost: 2023, $
14,304
; 2022, $
13,699
,

credit allowances: 2023, $
(56)
; 2022, $
(46)
)
Fixed maturities - held to maturity, at amortized cost
(fair value: 2023, $
787
; 2022, $
793
, net of credit allowances: 2023, $
(9)
; 2022, $
(9)
)
797
811
Equity securities, at fair value
158
194
Other invested assets
2,816
2,754
Other invested assets, at fair value
1,497
1,472
Short-term investments

822
812
Cash
492
481
Total investments and cash
19,996
19,195
Notes receivable - affiliated
840
840
Accrued investment income
170
150
Premiums receivable (net of credit allowances: 2023, $
(22)
; 2022, $
(21)
)
1,805
1,721
Reinsurance recoverables - unaffiliated (net of credit allowances: 2023, $
(21)
; 2022, $
(21)
)
1,896
1,841
Reinsurance recoverables - affiliated
1,896
1,935
Income tax asset, net
207
288
Funds held by reinsureds
297
303
Deferred acquisition costs
499
499
Prepaid reinsurance premiums
446
463
Other assets (net of credit allowances: 2023, $
(7)
; 2022, $
(5)
)
731
722
TOTAL

ASSETS
$
28,783
$
27,957
LIABILITIES:
Reserve for losses and loss adjustment expenses $
15,315
$
14,977
Unearned premium reserve
3,155
3,177
Funds held under reinsurance treaties
40
43
Other net payable to reinsurers
476
436
Losses in course of payment
72
77
Senior notes
2,348
2,347
Long-term notes
218
218
Borrowings from FHLB
519
519
Accrued interest on debt and borrowings
40
19
Unsettled securities payable
197
1
Other liabilities
401
489

Total liabilities
22,781
22,303
Commitments and Contingencies (Note 6)
(nil) (nil)
STOCKHOLDER'S EQUITY:
Common stock, par value: $
0.01
;
3,000

shares authorized;

1,000

shares issued and outstanding (2023 and 2022)
- -
Additional paid-in capital
1,102
1,102
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $
(191)

at 2023 and $
(225)

at 2022
(720)
(848)
Retained earnings
5,620
5,400

Total stockholder's equity
6,002
5,654
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $
28,783
$
27,957
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended
March 31,
(Dollars in millions)
2023 2022
(unaudited)
REVENUES:
Premiums earned

$
2,068
$
1,829
Net investment income
190
156
Net gains (losses) on investments:
Credit allowances on fixed maturity securities
(10)
(2)
Gains (losses) from fair value adjustments
27
(215)
Net realized gains (losses) from dispositions
5
(10)
Total net gains (losses) on investments
22
(227)
Other income (expense)
(4)
(9)
Total revenues
2,276
1,749
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses

1,394
1,226
Commission, brokerage, taxes and fees
436
385
Other underwriting expenses

139
118
Corporate expenses
6
6
Interest, fees and bond issue cost amortization expense
32
24
Total claims and expenses
2,007
1,758
INCOME (LOSS) BEFORE TAXES

269
(9)
Income tax expense (benefit)

49
(10)
NET INCOME (LOSS)

$
220
$
1
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
112
(394)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)
9
2
Total URA(D) on securities arising during the period
121
(392)
Foreign currency translation adjustments
7
(2)
Reclassification adjustment for amortization of net (gain) loss included in net income (loss) -
1
Total benefit plan net gain (loss) for the period -
1
Total other comprehensive income (loss), net of tax
128
(393)
COMPREHENSIVE INCOME (LOSS)

$
348
$
(392)
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF

CHANGES IN STOCKHOLDER’S EQUITY
Three Months Ended
March 31,
(Dollars in millions, except share amounts)
2023 2022
(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period
1,000
1,000
Balance, end of period
1,000
1,000
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period $
1,102
$
1,102
Share-based compensation plans - -
Balance, end of period
1,102
1,102
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period
(848)
91
Net increase (decrease) during the period
128
(393)
Balance, end of period
(720)
(302)
RETAINED EARNINGS:
Balance, beginning of period
5,400
5,845
Net income (loss)

220
1
Balance, end of period
5,620
5,846
TOTAL STOCKHOLDER'S

EQUITY, END OF PERIOD
$
6,002
$
6,646
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED

STATEMENTS

OF CASH FLOWS
Three Months Ended
March 31,
(Dollars in millions)
2023 2022
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)

$
220
$
1
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable
(83)
101
Decrease (increase) in funds held by reinsureds, net
3
(15)
Decrease (increase) in reinsurance recoverables
(15)
127
Decrease (increase) in income taxes

47
(12)
Decrease (increase) in prepaid reinsurance premiums
17
12
Increase (decrease) in reserve for losses and loss adjustment expenses
331
288
Increase (decrease) in unearned premiums
(23)
(45)
Increase (decrease) in other net payable to reinsurers
39
8
Increase (decrease) in losses in course of payment
(5)
(134)
Change in equity adjustments in limited partnerships
4
(53)
Distribution of limited partnership income
14
40
Change in other assets and liabilities, net
(149)
(31)
Non-cash compensation expense
9
10
Amortization of bond premium (accrual of bond discount)
(3)
8
Net (gains) losses on investments
(22)
227
Net cash provided by (used in) operating activities
384
531
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale
257
518
Proceeds from fixed maturities sold - available for sale
49
267
Proceeds from fixed maturities matured/called/repaid - held to maturity
28
-
Proceeds from equity securities sold
46
82
Distributions from other invested assets
86
76
Cost of fixed maturities acquired - available for sale
(903)
(1,253)
Cost of fixed maturities acquired - held to maturity
(11)
-
Cost of equity securities acquired -
(195)
Cost of other invested assets acquired
(163)
(75)
Net change in short-term investments
(5)
123
Net change in unsettled securities transactions
245
29
Net cash provided by (used in) investing activities
(372)
(429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense
(9)
(10)
Net cash provided by (used in) financing activities
(9)
(10)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
8
(4)
Net increase (decrease) in cash
11
88
Cash, beginning of period
481
699
Cash, end of period $
492
$
787
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered) $
1
$
2
Interest paid
10
2
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)
For the Three Months Ended March

31, 2023, and 2022
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

March

31,

2023

and

December

31,

2022
and for

the three

months ended

March 31,

2023 and

2022 include

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

The December 31, 2022 consolidated

balance sheet
data

was

derived

from

audited

financial

statements

but

does

not

include

all

disclosures

required

by

GAAP.

The
results for

the three months

ended March

31, 2023 and

2022 are not

necessarily indicative

of the results

for a

full
year.

These financial statements

should be read

in conjunction

with the audited

consolidated financial

statements
and notes thereto

for the years

ended December 31, 2022, 2021

and 2020, included in the

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

2023. The

Company

assessed

the

adoption

impacts

of recently

issued

accounting

standards

by
the Financial

Accounting Standards

Board on

the Company’s

consolidated

financial statements

as well

as material
updates

to

previous

assessments,

if

any,

from

the

Company’s

Annual

Report

on

Form

10-K

for

the

year

ended
December 31,

2022. There

were no

accounting standards

issued in

the three

months ended

March 31,

2023, that
are expected to have

a material impact on Holdings.

3.

INVESTMENTS
The

tables

below

present

the

amortized

cost,

allowance

for

credit

losses,

gross

unrealized
appreciation/(depreciation) and

fair value of fixed maturity securities

- available for sale for the

periods indicated:

At March 31, 2023
Amortized
Allowances for

Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Losses Appreciation Depreciation Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations

$
543
$ - $ - $
(33)
$
510
Obligations of U.S. states and political

subdivisions
424
-
2
(28)
398
Corporate securities
4,088
(55)
15
(288)
3,759
Asset-backed securities
4,455
-
5
(124)
4,335
Mortgage-backed securities
Commercial
569
- -
(58)
511
Agency residential
1,853
-
9
(143)
1,719
Non-agency residential
3
- - -
3
Foreign government securities
691
-
2
(50)
643
Foreign corporate securities
1,680
(1)
5
(146)
1,537
Total fixed maturity securities - available for sale $
14,304
$
(56)
$
37
$
(871)
$
13,414
(Some amounts may not reconcile due to rounding.)
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

The following tables

show amortized cost,

allowance for credit

losses, gross unrealized

appreciation/(depreciation)
and fair value of fixed maturity

securities - held to maturity for the periods indicated:

At March 31, 2023
Amortized Allowances for Unrealized Unrealized Fair
(Dollars in millions)
Cost Credit Loss Appreciation Depreciation Value
Fixed maturity securities – held to maturity
Corporate securities $
152
$
(2)
$
1
$
(3)
$
148
Asset-backed securities
612
(6)
1
(12)
596
Mortgage-backed securities
Commercial
14
- - -
13
Foreign corporate securities
28
(1)
2
-
29
Total fixed maturity securities - held to maturity $
806
$
(9)
$
4
$
(15)
$
787
(Some amounts may not reconcile due to rounding.)
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

- available for sale are

shown in the following table by
contractual maturity.

As the stated maturity

of such securities may not

be indicative of actual

maturities, the totals
for mortgage-backed and

asset-backed securities

are shown separately.

At March 31, 2023 At December 31, 2022
Amortized Fair Amortized Fair
(Dollars in millions)
Cost Value Cost Value
Fixed maturity securities – available for sale

Due in one year or less
$
719
$
694
$
581
$
563

Due after one year through five years
3,687
3,461
3,684
3,429

Due after five years through ten years
1,981
1,787
2,003
1,760

Due after ten years
1,038
905
958
827
Asset-backed securities
4,455
4,335
4,111
3,951
Mortgage-backed securities
Commercial
569
511
569
509
Agency residential
1,853
1,719
1,792
1,628
Non-agency residential
3
3
3
3
Total fixed maturity securities - available for sale $
14,304
$
13,414
$
13,699
$
12,671
(Some amounts may not reconcile due to rounding.)
The amortized cost

and fair value

of fixed maturity

securities - held to

maturity are shown

in the following table

by
contractual

maturity.

As

the

stated

maturity

of

such

securities

may

not

be

indicative

of

actual

maturities,

the
totals for mortgage-backed

and asset-backed

securities are shown separately.

At March 31, 2023 At December 31, 2022
Amortized Fair Amortized Fair
(Dollars in millions)
Cost Value Cost Value
Fixed maturity securities – held to maturity:

Due in one year or less
$
5
$
5
$
5
$
5

Due after one year through five years
63
63
63
61

Due after five years through ten years
43
42
43
41

Due after ten years
68
67
68
65
Asset-backed securities
612
596
634
614
Mortgage-backed securities
Commercial
14
13
7
7
Total fixed maturity securities - held to maturity $
806
$
787
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

basis. As of March 31,

2023, these securities had an

unrealized
loss of $
48

million, which remained

in accumulated other

comprehensive income

on the balance

sheet and will

be
amortized into

income through

an adjustment

to the

yields of

the underlying

securities over

the remaining

life of
the securities.
The Company evaluated

fixed maturity securities

classified as held to maturity

for current expected

credit losses as
of March 31,

2023 utilizing risk

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

grade as of March 31, 2023.
The

changes

in

net

unrealized

appreciation

(depreciation)

for

the

Company’s

investments

are

derived

from

the
following sources for the periods

indicated:
Three Months Ended
March 31,
(Dollars in millions)
2023 2022
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments $
153
$
(496)
Change in unrealized appreciation (depreciation), pre-tax
153
(496)
Deferred tax benefit (expense)

(32)
104
Change in unrealized appreciation (depreciation), net of deferred taxes,

included in stockholder's equity

$
121
$
(392)
(Some amounts may not reconcile due to rounding.)

The tables

below

display

the aggregate

fair

value

and gross

unrealized

depreciation

of fixed

maturity

securities

-
available

for

sale, by

security type

and contractual

maturity,

in each

case

subdivided

according

to

length

of time
that individual securities had been in a continuous unrealized loss position for the periods indicated:

Duration of Unrealized Loss at March 31, 2023 By Security Type
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations $
153
$
(3)
$
348
$
(30)
$
501
$
(33)
Obligations of U.S. states and political subdivisions
113
(6)
119
(22)
232
(28)
Corporate securities
1,255
(52)
1,814
(235)
3,069
(287)
Asset-backed securities
1,614
(37)
1,819
(87)
3,434
(124)
Mortgage-backed securities
Commercial
170
(11)
334
(47)
504
(58)
Agency residential
589
(24)
749
(119)
1,338
(143)
Non-agency residential - -
3
-
3
-
Foreign government securities
171
(5)
406
(45)
578
(50)
Foreign corporate securities
478
(18)
905
(128)
1,383
(146)
Total $
4,543
$
(157)
$
6,499
$
(713)
$
11,042
$
(870)
Securities where an allowance for credit loss was
recorded
2
(1)
1
(1)
3
(1)
Total fixed maturity securities - available for sale $
4,545
$
(158)
$
6,499
$
(713)
$
11,045
$
(871)
(Some amounts may not reconcile due to rounding.)
Duration of Unrealized Loss at March 31, 2023 By Maturity
Less than 12 months Greater than 12 months Total
Gross Gross Gross
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in millions)
Value Depreciation Value Depreciation Value Depreciation
Fixed maturity securities - available for sale
Due in one year or less $
485
$
(7)
$
111
$
(9)
$
596
$
(17)
Due in one year through five years
893
(31)
2,073
(192)
2,966
(223)
Due in five years through ten years
542
(31)
965
(169)
1,507
(200)
Due after ten years
249
(15)
445
(90)
694
(105)
Asset-backed securities
1,614
(37)
1,819
(87)
3,434
(124)
Mortgage-backed securities
759
(36)
1,086
(166)
1,845
(201)
Total

$
4,543
$
(157)
$
6,499
$
(713)
$
11,042
$
(870)
Securities where an allowance for credit loss was
recorded
2
(1)
1
(1)
3
(1)
Total fixed maturity securities - available for sale $
4,545
$
(158)
$
6,499
$
(713)
$
11,045
$
(871)
(Some amounts may not reconcile due to rounding.)

The aggregate

fair

value

and

gross

unrealized

losses

related

to

fixed

maturity

securities

- available

for

sale

in

an
unrealized

loss

position

at

March

31,

2023

were

$
11.0

billion

and

$
871

million,

respectively.

The

fair

value

of
securities for

the single

issuer

(the United

States

government)

whose securities

comprised

the largest

unrealized
loss

position

at

March

31,

2023,

did

not

exceed
3.8
%

of

the

overall

fair

value

of

the

Company’s

fixed

maturity
securities -

available

for sale.

The fair

value of

the securities

for the

issuer with

the second

largest

unrealized loss
position

at

March 31,

2023,

comprised

less

than
0.6
%

of

the

Company’s

fixed

maturity

securities

-

available

for
sale. In addition, as indicated

on the above table,

there was no significant

concentration of unrealized

losses in any
one market sector.

The $
158

million of unrealized losses

related to fixed

maturity securities - available

for sale that
have been

in an

unrealized

loss position

for less

than one

year were

generally

comprised of

domestic and

foreign
corporate

securities,

asset

backed

securities

and

agency

residential

mortgage-backed

securities.

Of

these
unrealized

losses,

$
126

million

were

related

to

securities

that

were

rated

investment

grade

by

at

least

one
nationally

recognized

rating

agency.

The

$
713

million

of

unrealized

losses

related

to

fixed

maturity

securities

-
available

for sale

in an

unrealized

loss position

for more

than one

year related

primarily to

domestic and

foreign
corporate

securities

as

well

as

agency

residential

mortgage-backed

securities.

Of

these

unrealized

losses

$
657
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

2023,

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

securities -
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
The aggregate

fair

value

and

gross

unrealized

losses

related

to

fixed

maturity

securities

- available

for

sale

in

an
unrealized

loss

position

at

December 31,

2022

were

$
11.2

billion

and

$
1.0

billion,

respectively.

The

fair

value

of
securities

for

the

issuer

(the

United

States

government)

whose

securities

comprised

the

largest

unrealized

loss
position

at

December

31,

2022,

did

not

exceed
4.3
%

of

the

overall

fair

value

of

the

Company’s

fixed

maturity
securities -

available

for sale.

The fair

value of

the securities

for the

issuer with

the second

largest

unrealized loss
comprised less

than
0.6
% of

the Company’s

fixed maturity

securities –

available

for sale.

In addition,

as indicated
on the above

table, there was

no significant concentration

of unrealized

losses in any one

market sector.

The $
591
million of

unrealized losses

related to

fixed maturity

securities -

available

for sale

that have

been in

an unrealized
loss position for

less than one year

were generally

comprised of domestic

and foreign corporate

securities, foreign
government

securities,

asset

backed

securities

as

well

as

commercial

and

agency

residential

mortgage

backed
securities. Of these

unrealized

losses, $
520

million were

related to

securities that

were rated

investment

grade by
at

least

one

nationally

recognized

rating

agency.

The

$
421

million

of

unrealized

losses

related

to

fixed

maturity
securities

- available

for

sale in

an unrealized

loss

position for

more

than

one year

related

primarily

to

domestic

and

foreign

corporate

securities

as

well

as

agency

residential

mortgage

backed

securities.

Of

these

unrealized
losses

$
392

million

were

related

to

securities

that

were

rated

investment

grade

by

at

least

one

nationally
recognized

rating

agency.

In

all

instances,

there

were

no

projected

cash

flow

shortfalls

to

recover

the

full

book
value

of

the

investments

and

the

related

interest

obligations.

The

mortgage-backed

securities

still

have

excess
credit coverage and are current

on interest and principal payments.

The components of net investment

income are presented in the table

below for the periods indicated:

Three Months Ended
March 31,
(Dollars in millions)
2023 2022
Fixed maturities $
174
$
94
Equity securities
1
4
Short-term investments and cash
11
-
Other invested assets
Limited partnerships
(24)
44
Dividends from preferred shares of affiliate
8
8
Other

22
12
Gross investment income before adjustments
192
162
Funds held interest income (expense)
3
3
Interest income from Parent
5
2
Gross investment income

200
166
Investment expenses
(10)
(10)
Net investment income $
190
$
156
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

The Company

has contractual

commitments to

invest

up to

an additional

$
931

million in

limited partnerships

and
private

placement

loan

securities

at

March

31,

2023.

These

commitments

will

be

funded

when

called

in
accordance

with

the

partnership

and

loan

agreements,

which

have

investment

periods

that

expire,

unless
extended, through
2027
.
During the

fourth

quarter of

2022, the

Company

entered

into

corporate-owned

life

insurance

policies, which

are
carried within other invested

assets at policy cash surrender

value of $
954

million and $
939

million as of March 31,
2023 and December 31, 2022, respectively.
The Company participates in

a private placement liquidity sweep

facility (“the facility”). The primary purpose of the
facility is to

enhance the Company’s

return on its

short-term investments

and cash positions.

The facility invests

in
high quality,

short-duration securities

and permits daily liquidity.

The Company consolidates

its participation in

the
facility.

As

of

March

31,

2023,

the

fair

value

of

investments

in

the

facility

consolidated

within

the

Company’s
balance sheets was $
287

million.

Other

invested

assets,

at

fair

value,

as of

March

31,

2023

and

December 31,

2022, were

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

2023 and

December 31, 2022,

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

March

31,

2023

and
December 31, 2022

is limited

to the

total

carrying value

of $
2.82

billion and

$
2.75

billion, respectively,

which are
included

in

general

and

limited

partnerships

and

other

alternative

investments

in

Other

Invested

Assets

in

the
Company's

Consolidated

Balance

Sheets.

As

of

March

31,

2023,

the

Company

has

outstanding

commitments
totaling

$
869

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

the periods indicated:

Three Months Ended
March 31,
(Dollars in millions)
2023 2022
Fixed maturity securities:
Allowances for credit losses $
(10)
$
(2)
Net realized gains (losses) from dispositions
(1)
(5)
Equity securities, fair value:
Net realized gains (losses) from dispositions
7
(8)
Gains (losses) from fair value adjustments
3
(131)
Other invested assets -
4
Other invested assets, fair value:
Gains (losses) from fair value adjustments
24
(85)
Total net gains (losses) on investments $
22
$
(227)
(Some amounts may not reconcile due to rounding.)

The following tables

provide a

roll forward

of the Company’s

beginning and ending

balance of allowance

for credit
losses for the periods indicated:
Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
Three Months Ended March 31, 2023
Foreign Corporate Securities Corporate Securities Total
(Dollars in millions)
Beginning Balance $
(45)
$
(1)
$
(46)
Credit losses on securities where credit
losses were not previously recorded
(12)
-
(12)
Increases in allowance on previously
impaired securities - - -
Decreases in allowance on previously

impaired securities
- - -
Reduction in allowance due to disposals
2
-
2
Balance, end of period
$
(55)
$
(1)
$
(56)
(Some amounts may not reconcile due to rounding.)
Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
Three Months Ended March 31, 2023
Asset Foreign
Corporate Backed Corporate
Securities Securities Securities Total
(Dollars in millions)
Beginning Balance $
(2)
$
(6)
$
(1)
$
(9)
Credit losses on securities where credit
losses were not previously recorded - - - -
Increases in allowance on previously
impaired securities - - - -
Decreases in allowance on previously

impaired securities - - - -
Reduction in allowance due to disposals - - - -
Balance, end of period $
(2)
$
(6)
$
(1)
$
(9)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
Three Months Ended March 31, 2022
Asset Foreign
Corporate Backed Corporate
Securities Securities Securities Total
(Dollars in millions)
Beginning Balance $
(19)
$
(8)
$ - $
(27)
Credit losses on securities where credit
losses were not previously recorded

(2)
-
(1)
(3)
Increases in allowance on previously
impaired securities - - - -
Decreases in allowance on previously

impaired securities - - - -
Reduction in allowance due to disposals
1
- -
1
Balance, end of period $
(20)
$
(8)
$
(1)
$
(29)
(Some amounts may not reconcile due to rounding.)
The proceeds and

split between gross

gains and losses

from dispositions

of fixed maturity

securities – available

for
sale and equity securities, are presented in the

table below for the periods indicated:

Three Months Ended
March 31,
(Dollars in millions)
2023 2022
Proceeds from sales of fixed maturity securities, available for sale $
49
$
267
Gross gains from dispositions
3
3
Gross losses from dispositions
(4)
(8)
Proceeds from sales of equity securities $
46
$
82
Gross gains from dispositions
7
4
Gross losses from dispositions -
(12)
(Some amounts may not reconcile due to rounding.)

4.

RESERVES FOR LOSSES, LAE

AND FUTURE POLICY BENEFIT RESERVE

Activity in the reserve for losses and loss adjustment

expenses (“LAE”) is summarized for the periods

indicated:

Three Months Ended March 31,
(Dollars in millions)
2023 2022
Gross reserves beginning of period $
14,977
$
13,121
Less reinsurance recoverables on unpaid losses
(3,684)
(3,651)
Net reserves beginning of period
11,293
9,470
Incurred related to:
Current year
1,403
1,219
Prior years
(9)
7
Total incurred losses and LAE
1,394
1,226
Paid related to:
Current year

585
248
Prior years
379
676
Total paid losses and LAE
964
924
Foreign exchange/translation adjustment

5
7
Net reserves end of period
11,729
9,778
Plus reinsurance recoverables on unpaid losses
3,586
3,625
Gross reserves end of period $
15,315
$
13,404
(Some amounts may not reconcile due to rounding.)
Current

year

incurred

losses

were

$
1.4

billion

and

$
1.2

billion

for

the

three

months

ended

March

31,

2023

and
2022,

respectively.

Gross

and

net

reserves

increased

for

the

three

months

ended

March

31,

2023,

reflecting

an
increase

in underlying

exposure

due to

earned premium

growth

year

over

year

and the

impact of

an increase

of
$
22

million in

current

year

catastrophe

losses in

2023 compared

to

2022. Prior

year

incurred development

of $
9
million is primarily driven by favorable

movement on prior year catastrophes.

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

31, 2023,
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

a portfolio

of assets which

had a fair

value at

March 31, 2023

and December 31,
2022 of $
3.4

billion and $
2.7

billion, respectively,

primarily comprised

of collateralized

loan obligations

included in
asset-backed securities and US treasury

fixed maturities.

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

are

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
●
Foreign government

securities are

comprised of

global non-U.S.

sovereign

bond issuances

and the

fair values
are based

on observable

market inputs

such as

quoted market

prices, quoted

prices for

similar securities

and
models

with

observable

inputs

such

as

benchmark

yields

and

credit

spreads

and

then,

where

applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source;
●
Foreign corporate

securities are comprised of

global non-U.S. corporate

bond issuances and the fair

values are
based

on

observable

market

inputs

such

as

quoted

market

prices,

quoted

prices

for

similar

securities

and
models

with

observable

inputs

such

as

benchmark

yields

and

credit

spreads

and

then,

where

applicable,
converted to U.S. dollars

using an exchange rate

from a nationally recognized

source.

The following

tables present

the fair

value measurement

levels for

all assets,

which the

Company has

recorded at
fair value as of the period indicated:

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
March 31, 2023 (Level 1) (Level 2) (Level 3)
Assets:
Fixed maturities, available for sale
U.S. Treasury securities and obligations of

U.S. government agencies and corporations
$
510
$ - $
510
$ -
Obligations of U.S. states and political subdivisions
398
-
398
-
Corporate securities
3,759
-
3,050
709
Asset-backed securities
4,335
-
3,315
1,020
Mortgage-backed securities
Commercial
511
-
511
-
Agency residential
1,719
-
1,719
-
Non-agency residential
3
-
3
-
Foreign government securities
643
-
643
-
Foreign corporate securities
1,537
-
1,521
16
Total fixed maturities, available for sale
13,414
-
11,669
1,745
Equity securities, fair value
158
140
19
-
Other invested assets, fair value
1,497
- -
1,497
(Some amounts may not reconcile due to rounding.)

Fair Value Measurement Using:
Quoted Prices
in Active Significant
Markets for Other Significant
Identical Observable Unobservable
Assets Inputs Inputs
(Dollars in millions)
December 31, 2022 (Level 1) (Level 2) (Level 3)
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
In addition, $
316

million and $
292

million of investments

within other invested

assets on the consolidated

balance
sheets as of

March 31,

2023 and December

31, 2022, respectively,

are not

included within the

fair value

hierarchy
tables as the assets are measured at

net asset value (“NAV”) as a practical

expedient to determine fair value.

The

following

tables

present

the

activity

under

Level

3,

fair

value

measurements

using

significant

unobservable
inputs for fixed maturities available

for sale, for the periods indicated:

Total Fixed Maturities - Available for Sale
Three Months Ended March 31, 2023
Corporate Asset Backed Foreign
(Dollars in millions)
Securities Securities Corporate Total
Beginning balance fixed maturities $
715
$
994
$
16
$
1,725
Total gains or (losses) (realized/unrealized)
Included in earnings
1
- -
1
Included in other comprehensive income (loss)
(4)
18
-
14
Purchases, issuances and settlements
(3)
9
-
5
Transfers in (out) of Level 3 and reclassification of securities in/(out)
investment categories

- - - -
Ending balance $
709
$
1,020
$
16
$
1,745
The amount of total gains or losses for the

period included in earnings (or changes in

net assets) attributable to the change in

unrealized gains or losses relating to

assets still held at the reporting date
$ - $ - $ - $ -
(Some amounts may not reconcile due to rounding.)

Total Fixed Maturities, Available for Sale
Three Months Ended March 31, 2022
Corporate Asset Backed Foreign
(Dollars in millions)
Securities Securities CMBS Corporate Total
Beginning balance fixed maturities $
730
$
1,251
$ - $
16
$
1,997
Total gains or (losses) (realized/unrealized)
Included in earnings
1
- - -
2
Included in other comprehensive income (loss)
(4)
(29)
- -
(33)
Purchases, issuances and settlements
(13)
166
6
-
159
Transfers in (out) of Level 3 and reclassification of securities in/(out) investment categories

- - - - -
Ending balance $
715
$
1,389
$
6
$
16
$
2,125
The amount of total gains or losses for the

period included in earnings (or changes in

net assets) attributable to the change in

unrealized gains or losses relating to

assets still held at the reporting date
$ - $ - $ - $ - $ -
(Some amounts may not reconcile due to rounding.)
There were
no

transfers of assets

in/(out) of Level 3 for the three months ended

March 31, 2023.

Financial Instruments Disclosed, But Not Reported,

at Fair Value
Certain financial

instruments

disclosed, but

not reported,

at fair

value are

excluded

from the

fair value

hierarchy
tables

above.

Fair

values

of

fixed

maturity

securities

held

to

maturity,

senior

notes

and

long-term

subordinated
notes can

be found

within Notes 3,

9 and 10,

respectively.

Fair values

of long-term notes

receivable from

affiliates
can be found within Note 13. Short-term

investments are stated

at cost, which approximates

fair value.

6.

COMMITMENTS AND CONTINGENCIES
In the ordinary

course of business,

the Company is

involved in

lawsuits, arbitrations

and other formal

and informal
dispute resolution

procedures,

the outcomes

of which

will determine

the Company’s

rights and

obligations

under
insurance

and

reinsurance

agreements.

In

some

disputes,

the

Company

seeks

to

enforce

its

rights

under

an
agreement or

to collect

funds owing

to it. In

other matters,

the Company

is resisting

attempts by

others to

collect
funds or

enforce

alleged rights.

These disputes

arise from

time to

time and

are ultimately

resolved

through

both
informal

and

formal

means,

including

negotiated

resolution,

arbitration

and

litigation.

In

all

such

matters,

the
Company believes

that its positions

are legally and

commercially reasonable.

The Company

considers the

statuses
of these proceedings when determining its reserves

for unpaid loss and LAE.

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
March 31, 2023
(Dollars in millions)
Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation)

("URA(D)") on securities - non-credit related
$
142
(30)
$
112
Reclassification of net realized losses

(gains) included in net income (loss)
11
(2)
9
Foreign currency translation adjustments
8
(1)
7
Reclassification of amortization of net gain

(loss) included in net income (loss)
- - -
Total other comprehensive income (loss) $
161
$
(33)
$
128
(Some amounts may not reconcile due to rounding)
Three Months Ended
March 31, 2022
(Dollars in millions)
Before Tax Tax Effect Net of Tax
Unrealized appreciation (depreciation)

("URA(D)") on securities - non-credit related
$
(499)
104
$
(394)
Reclassification of net realized losses

(gains) included in net income (loss)
3
(1)
2
Foreign currency translation adjustments
(2)
1
(2)
Reclassification of amortization of net gain

(loss) included in net income (loss)
1
-
1
Total other comprehensive income (loss) $
(497)
$
104
$
(393)
(Some amounts may not reconcile due to rounding)
The following table presents details

of the amounts reclassified from AOCI for

the periods indicated:

Three Months Ended Affected line item within the
March 31,
statements of operations and

AOCI component 2023 2022 comprehensive income (loss)
(Dollars in millions)
URA(D) on securities $
11
$
3
Other net gains (losses) on investments
(2)
(1)
Income tax expense (benefit)
$
9
$
2
Net income (loss)
Benefit plan net gain (loss) $ - $
1
Other underwriting expenses
- - Income tax expense (benefit)
$ - $
1
Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents

the components of accumulated

other comprehensive income

(loss), net of tax,

in the
consolidated balance sheets for

the periods indicated:

Three Months Ended
March 31,
(Dollars in millions)
2023 2022
Beginning balance of URA (D) on securities $
(816)
$
122
Current period change in URA (D) of investments - non-credit related
121
(392)
Ending balance of URA (D) on securities
(695)
(270)
Beginning balance of foreign currency translation adjustments
1
20
Current period change in foreign currency translation adjustments
7
(2)
Ending balance of foreign currency translation adjustments

8
18
Beginning balance of benefit plan net gain (loss)
(33)
(50)
Current period change in benefit plan net gain (loss) -
1
Ending balance of benefit plan net gain (loss)
(33)
(50)
Ending balance of accumulated other comprehensive income (loss) $
(720)
$
(302)
(Some amounts may not reconcile due to rounding.)
8.

COLLATERALIZED REINSURANCE

AND TRUST AGREEMENTS

A

subsidiary

of the

Company,

Everest

Re,

has

established

a

trust

agreement,

which

effectively

uses

Everest

Re’s
investments

as collateral,

as security for

assumed losses

payable to

non-affiliated ceding

companies. At

March 31,
2023, the

total

amount

on deposit

in the

trust

account

was

$
751

million which

includes

$
52

million of

restricted
cash. At

March 31,

2022, the

total amount

on deposit

in the

trust account

was $
567

million, which

includes $
173
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
6/22/2022
6/25/2025
300
Aggregate
Total available limit as of March 31, 2023 $
2,063
Recoveries

under

these

collateralized

reinsurance

agreements

with

Kilimanjaro

are

primarily

dependent

on
estimated industry

level insured

losses from

covered events

as well as

the geographic

location of

the events.

The
estimated

industry

level

of

insured

losses

is

obtained

from

published

estimates

by

an

independent

recognized
authority

on

insured

property

losses.

As

of

March

31,

2023,

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

catastrophe

bonds

are

held in

reinsurance
trusts

throughout

the duration

of the

applicable

reinsurance

agreements

and invested

solely in

U.S.

government
money

market

funds

with

a

rating

of at

least

“AAAm”

by

Standard

&

Poor’s.

The catastrophe

bonds’

issue

date,
maturity date and amount correspond

to the reinsurance agreements listed

above.

9.

SENIOR NOTES
The table

below displays

Holdings’ outstanding

senior notes.

Fair value

is based on

quoted market

prices, but

due
to limited trading activity,

these senior notes are considered Level

2 in the fair value hierarchy.

March 31, 2023 December 31, 2022
Consolidated Consolidated
Principal

Balance Sheet Fair Balance Sheet Fair
(Dollars in millions)
Date Issued Date Due Amounts Amount Value Amount Value
4.868
% Senior notes 06/05/2014 06/01/2044
400
$
397
$
373
$
397
$
343
3.5
% Senior notes 10/07/2020
10/15/2050
1,000
981
728
981
677
3.125
% Senior notes 10/04/2021
10/15/2052
1,000
969
677
969
627
2,400
$
2,348
$
1,778
$
2,347
$
1,647

Interest expense incurred in

connection with these senior notes is as follows

for the periods indicated:

Three Months Ended
March 31,
(Dollars in millions)
Interest Paid Payable Dates
2023 2022
4.868% Senior notes semi-annually June 1/December 1 $
5
$
5
3.5% Senior notes semi-annually April 15/October 15
9
9
3.125% Senior notes semi-annually April 15/October 15
8
8
$
22
$
22
10.

LONG-TERM SUBORDINATED

NOTES
The table

below

displays

Holdings’

outstanding

fixed

to

floating

rate

long

term

subordinated

notes.

Fair

value

is
based on

quoted market

prices, but due

to limited

trading activity,

these subordinated

notes are

considered Level
2 in the fair value hierarchy.

March 31, 2023 December 31, 2022
Original Consolidated Consolidated
Principal Maturity Date Balance Fair Balance Fair
(Dollars in millions)
Date Issued Amount Scheduled Final Sheet Amount Value Sheet Amount Value
Long term subordinated notes 04/26/2007 $
400
05/15/2037 05/01/2067 $
218
$
197
$
218
$
187
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

2023 to
May 14, 2023 is
7.25
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
(Dollars in millions)
2023 2022
Interest expense incurred $
4
$
2
11.

FEDERAL HOME LOAN BANK MEMBERSHIP
Everest

Re

is

a

member

of

the

Federal

Home

Loan

Bank

of

New

York

(“FHLBNY”),

which

allows

Everest

Re

to
borrow

up

to
10
%

of

its

statutory

admitted

assets.

As

of

March

31,

2023,

Everest

Re

had

admitted

assets

of
approximately $
23.1

billion which provides

borrowing capacity of

up to approximately

$
2.3

billion. As of March

31,

2023,

Everest

Re

has

$
519

million

of

borrowings

outstanding,

all

of

which

matures

in

2023.

Everest

Re

incurred
interest expense

of $
6

million and $
0.7

million for the three

months ended March

31, 2023 and 2022, respectively.
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

Three Months Ended March 31, 2023 Three Months Ended March 31, 2022
(Dollars in millions)
Reinsurance Insurance
Total

Reinsurance Insurance
Total

Gross written premiums $
1,643
$
852
$
2,496
$
1,380
$
825
$
2,205
Net written premiums
1,373
690
2,063
1,185
611
1,796
Premiums earned $
1,367
$
702
$
2,068
$
1,209
$
619
$
1,829
Incurred losses and LAE
929
465
1,394
820
405
1,226
Commission and brokerage
361
76
436
315
69
385
Other underwriting expenses
39
100
139
31
87
118
Underwriting gain (loss) $
38
$
61
$
99
$
43
$
58
$
101
Net investment income
190
156
Net gains (losses) on investments
22
(227)
Corporate expense
(6)
(6)
Interest, fee and bond issue cost amortization
expense
(32)
(24)
Other income (expense)

(4)
(9)
Income (loss) before taxes $
269
$
(9)
(Some amounts may not reconcile due to rounding)

13.

RELATED-PARTY

TRANSACTIONS
The table below displays long-term note

agreements that Group entered

into with Everest

Re for the periods
indicated.

These transactions

are presented

as Notes

Receivable

– Affiliated

in the

Consolidated

Balance Sheet

of
Holdings. Fair value of these long-term notes

is considered Level 2 in the fair value

hierarchy.

March 31, 2023 December 31, 2022
Consolidated Consolidated
Principal

Balance Sheet Fair Balance Sheet Fair
(Dollars in millions)
Date Issued Date Due Amounts Amount Value Amount Value
1.69
% Long-term Note
12/17/2019

12/17/2028

300
$
300
$
242
$
300
$
242
1.00
% Long-term Note 08/05/2021

08/05/2030

200
200
151
200
151
3.11
% Long-term Note 06/14/2022

06/14/2052

215
215
171
215
171
4.34
% Long-term Note
12/12/2022

12/12/2052

125
125
125
125
125
840
$
840
$
689
$
840
$
689
(Some amounts may not reconcile due to rounding.)
Interest income recognized

in connection with these long-term notes is

as follows for the periods indicated:
Three Months Ended
March 31,
(Dollars in millions)
Interest Received Receivable Dates 2023 2022
1.69
% Long-term Note
annually
December 17
$
1
$
1
1.00
% Long-term Note
annually
August 5
1
1
3.11
% Long-term Note
annually
June 14
2
-
4.34
% Long-term Note
annually
December 12
1
-
$
5
$
2
(Some amounts may not reconcile due

to rounding.)
Holdings

holds
1,773.214

preferred

shares

of

Preferred

Holdings

with

a

$
1

million

par

value

and
1.75
%

annual
dividend

rate.

Holdings

received

these

shares

in

December

2015

in

exchange

for

previously

held
9,719,971
Common Shares

of Group.

After the

exchange,

Holdings no

longer holds

any shares

or has

any ownership

interest
in Group.

Holdings has

reported the

preferred

shares in

Preferred

Holdings, as

other invested

assets, fair

value, in
the

consolidated

balance

sheets

with

changes

in

fair

value

re-measurement

recorded

in

net

gains

(losses)

on
investments

in

the

consolidated

statements

of operations

and

comprehensive

income

(loss).

The following

table
presents

the dividends

received on

the preferred

shares

of Preferred

Holdings and

on the

Parent

shares

that are
reported as net investment

income in the consolidated

statements of

operations and comprehensive

income (loss)
for the period indicated.

Three Months Ended
March 31,
(Dollars in millions)
2023 2022
Dividends received on preferred stock of affiliate $
8
$
8

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

January 1, 2023.

Everest

Re entered

into a

catastrophe

excess of

loss reinsurance

contract

with Bermuda

Re (UK

Branch), effective
January

1,

2021

through

December

31,

2021.

The

contract

provides

Bermuda

Re

(UK

Branch),

with

up

to

£
110
million of reinsurance

coverage for

each catastrophe

occurrence above

£
29

million.

Bermuda Re (UK

Branch) paid
Everest Re £
4

million for this coverage.

This contract was most

recently renewed effective

January 1, 2023.
Everest

Re

entered

into

a

catastrophe

excess

of

loss

reinsurance

contract

with

Ireland

Re,

effective

February

1,
2023 through

January 31,

2024. The

contract

provides Ireland

Re with

up to

€
121

million of

reinsurance

coverage
for each catastrophe

occurrence above €
18

million. Ireland Re paid Everest

Re €
10

million for this coverage.

Everest Re

entered into a catastrophe

excess of loss reinsurance

contract with Ireland

Re, effective March

31, 2023
through January 31, 2024. The contract

provides Ireland Re with up

to €
61

million of reinsurance coverage

for each
catastrophe occurrence above

€
139

million. Ireland Re paid Everest

Re €
2

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

31, 2023

and December

31, 2022,

the Company
has a reinsurance recoverable

of $
803.6

million and $
803.7

million, respectively,

recorded on

its balance sheet due
from Bermuda Re.
The

following

tables

summarize

the

significant

premiums

and

losses

ceded

and

assumed

by

the

Company

to
affiliated entities:

Three Months Ended
Bermuda Re March 31,
(Dollars in millions)
2023 2022
Ceded written premiums $
106
$
92
Ceded earned premiums
106
92
Ceded losses and LAE
(4)
(2)
Assumed written premiums -
2
Assumed earned premiums -
3
Assumed losses and LAE - -
Three Months Ended
Ireland Re March 31,
(Dollars in millions)
2023 2022
Assumed written premiums $
3
$
2
Assumed earned premiums
3
3
Assumed losses and LAE -
2
Three Months Ended
Ireland Insurance March 31,
(Dollars in millions)
2023 2022
Assumed written premiums $
1
$
2
Assumed earned premiums
2
2
Assumed losses and LAE
1
6
The

following

table

summarizes

the

premiums

and

losses

that

are

ceded

by

the

Company

to

Mt.

Logan

Re
segregated accounts.

Three Months Ended
Mt. Logan Re Segregated Accounts March 31,
(Dollars in millions)
2023 2022
Ceded written premiums $
42
$
41
Ceded earned premiums
38
42
Ceded losses and LAE

13
37
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

income/(loss)

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

Worldwide

reinsurance

and

insurance

market

conditions

historically

have

been

competitive.

Generally,

there

is
ample reinsurance and

insurance capacity relative

to demand as

well as additional capital

from the capital

markets
through

insurance

linked

financial

instruments.

These financial

instruments

such

as side

cars,

catastrophe

bonds
and

collateralized

reinsurance

funds,

provided

capital

markets

with

access

to

reinsurance

and

insurance

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

reinsurance

and

insurance

industry,

natural

catastrophe

events

and

the
macroeconomic

backdrop,

there

has

been

some

dislocation

in

the

market

which

we

expect

to

have

a

positive
impact on rates and terms and conditions

generally,

though local market specificities can

vary.
The increased

frequency of

catastrophe

losses experienced

throughout

recent years

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

The

impact

on

pricing

conditions

is

likely

to

change

depending

on

the

line

of

business

and
geography.
Our

capital

position

is

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

equity for the periods indicated:

Three Months Ended

Percentage

March 31, Increase/
(Dollars in millions)
2023 2022
(Decrease)
Gross written premiums $ 2,496 $ 2,205 13.2%
Net written premiums 2,063 1,796 14.8%
REVENUES:
Premiums earned $ 2,068 $ 1,829 13.1%
Net investment income 190 156 21.8%
Net gains (losses) on investments 22 (227) -109.9%
Other income (expense) (4) (9) -54.2%
Total revenues 2,276 1,749 30.2%
CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses 1,394 1,226 13.7%
Commission, brokerage, taxes and fees 436 385 13.5%
Other underwriting expenses 139 118 18.0%
Corporate expenses 6 6 11.5%
Interest, fees and bond issue cost amortization expense 32 24 33.1%
Total claims and expenses 2,007 1,758 14.2%
INCOME (LOSS) BEFORE TAXES 269 (9) NM
Income tax expense (benefit) 49 (10) NM
NET INCOME (LOSS)

$ 220 $ 1 NM
RATIOS:
Point
Change
Loss ratio 67.4% 67.0% 0.4
Commission and brokerage ratio 21.1% 21.0% 0.1
Other underwriting expense ratio 6.7% 6.4% 0.3
Combined ratio 95.2% 94.5% 0.7
At At

Percentage

March 31, December 31, Increase/
(Dollars in millions)
2023 2022
(Decrease)
Balance sheet data:
Total investments and cash $ 19,996 $ 19,195 4.2%
Total assets 28,783 27,957 3.0%
Loss and loss adjustment expense reserves 15,315 14,977 2.3%
Total debt 3,085 3,084 0.0%
Total liabilities 22,781 22,303 2.1%
Stockholder's equity 6,002 5,654 6.2%
(Some amounts may not reconcile due to rounding)
(NM, not meaningful)

Revenues.
Premiums.

Gross

written

premiums

increased

by

13.2%

to

$2.5

billion

for

the

three

months

ended

March

31,
2023,

compared

to

$2.2

billion

for

the

three

months

ended

March

31,

2022,

reflecting

a

$27

million,

or

3.3%,
increase in our

insurance business and

a $264 million, or

19.1%, increase in our

reinsurance business.

The increase
in insurance

premiums

was

primarily due

to

increases

in property/short

tail

business

and other

specialty

lines of
business.

The

increase

in

reinsurance

premiums

was

primarily

due

to

increases

in

casualty

pro

rata

business,
property pro rata

business and financial lines of business.
Net written premiums increased

by 14.8% to $2.1 billion for the

three months ended March 31, 2023,

compared to
$1.8 billion

for the

three months

ended March

31, 2022,

which is

consistent

with the

percentage

change in

gross
written

premiums.

Premiums

earned

increased

by

13.1%

to

$2.1

billion

for

the

three

months

ended

March

31,
2023,

compared

to

$1.8

billion

for

the

three

months

ended

March

31,

2022.

The

change

in

premiums

earned
relative

to

net

written

premiums

was

primarily

the

result

of

timing;

premiums

are

earned

ratably

over

the
coverage period whereas written

premiums are recorded at

the initiation of the coverage

period.
Other

Income

(Expense).

We

recorded

other

expense

of

$4

million

and

$9

million

for

the

three

months

ended
March

31,

2023

and

2022,

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

Three Months Ended March 31,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2023
Attritional $ 1,300 62.9% $ (2) -0.1% $ 1,299 62.8%
Catastrophes 103 5.0% (7) -0.3% 96 4.6%
Total $ 1,403 67.8% $ (9) -0.4% $ 1,394 67.4%
2022
Attritional $ 1,138 62.3% $ - 0.0% $ 1,138 62.3%
Catastrophes 80 4.4% 7 0.4% 87 4.8%
Total $ 1,219 66.7% $ 7 0.4% $ 1,226 67.0%
Variance 2023/2022
Attritional $ 162 0.6 pts $ (2) (0.1) pts $ 160 0.5 pts
Catastrophes 22 0.6 pts (14) (0.7) pts 8 (0.2) pts
Total $ 184 1.2 pts $ (16) (0.8) pts $ 168 0.4 pts
Incurred losses

and LAE

increased by

13.7% to

$1.4 billion

for the

three months

ended March

31, 2023

compared
to $1.2 billion

for the

three months

ended March

31, 2022, primarily

due to an

increase of $162

million in current
year

attritional

losses

and

an

increase

of

$22

million

in

current

year

catastrophe

losses.

The

increase

in

current
year

attritional

losses

was

mainly

due

to

the

impact

of

the

increase

in

premiums

earned.

The

current

year
catastrophe

losses of

$103 million

for the

three months

ended March

31, 2023

mainly related

to the

2023 Turkey
earthquakes

($65 million)

and the

2023 New

Zealand storms

($38 million).

The current

year catastrophe

losses of
$80 million for the three

months ended March

31, 2022 related to

2022 Australia floods ($71 million)

and the 2022

March U.S.

storms ($10

million). Prior year

incurred development

of $9 million

for the

three months

ended March
31, 2023 is primarily driven by favorable

movement on prior year catastrophes.
Commission, Brokerage,

Taxes

and Fees.

Commission, brokerage,

taxes and

fees increased

to $436 million

for the
three months

ended March

31, 2023

compared to

$385 million

for the

three months

ended March

31, 2022.

The
increase was mainly due to the impact of the increase

in premiums earned and changes in the mix of business

.
Other Underwriting Expenses.

Other underwriting expense

s

increased to

$139 million for

the three months

ended
March 31,

2023 compared

to $118

million for

the three

months

ended March

31, 2022.

The increase

was mainly
due to

the impact

of the

increase in

premiums earned

and increased

expenses related

to the

continued build

out
of the insurance platform.
Corporate

Expenses.

Corporate

expenses,

which

are

general

operating

expenses

that

are

not

allocated

to
segments, remained consistent

at $6 million for the three months ended

March 31, 2023 and 2022, respectively.
Interest, Fees

and Bond Issue Cost

Amortization Expense.

Interest, fees

and other bond amortization

expense was
$32 million

and $24

million for

the three

months ended

March 31,

2023 and

2022, respectively.

Interest

expense
was mainly

impacted by

the movement

in the

floating interest

rate

related

to the

long-term subordinated

notes,
which is reset quarterly per the note agreement

,

as well as variable interest

rate costs on borrowings

from FHLB.

Income Tax

Expense (Benefit).

We had

income tax

expense of

$49 million and

benefit of $10

million for the

three
months

ended

March

31,

2023

and

2022,

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

income

was

$220

million

and

$1

million,

for

the

three

months

ended

March

31,

2023

and

2022,
respectively.

The changes were primarily driven by the

financial component fluctuations explained above.

Ratios.
Our combined

ratio

increased

by

0.7 points

to

95.2% for

the three

months

ended March

31, 2023,

compared

to
94.5% for the three

months ended March

31, 2022. The loss

ratio component

increased by 0.4

points for the three
months ended

March 31,

2023 over

the same

period last

year mainly

due to

an increase

of $22

million in

current
year catastrophe

losses.

The commission and brokerage

ratio components

increased slightly to

21.1% for the three
months

ended

March

31,

2023

compared

to

21.0%

for

the

three

months

ended

March

31,

2022.

The

other
underwriting expense

ratios

increased to

6.7% from

6.4% for

the three

months ended

March 31,

2023 and

2022,
respectively.

These variances were mainly due to

changes in the mix of business.
Stockholder’s Equity.

Stockholder’s

equity increased

by $348 million

to $6.0 billion

at March

31, 2023 from

$5.7 billion

at December 31,
2022,

principally

as

a

result

of

$220

million

of

net

income,

$121

million

of

net

unrealized

appreciation

on
investments,

net

of

tax,

and

$7

million

of

net

foreign

currency

translation

adjustments.

The

movement

in

the
unrealized appreciation on investments

was driven by the change in interest

rates on the Company’s

fixed maturity
- available for sale portfolio.

Consolidated Investment

Results

Net Investment Income.

Net investment

income increased

to $190

million for

the three

months ended

March 31,

2023 compared

to $156
million for

the three

months ended

March 31,

2022. The

increase was

primarily the

result of

higher income

from
fixed maturity securities and short-term

investments due to

rising reinvestment rates

,

partially offset by reductions
in income

from limited

partnerships.

The limited

partnership

income primarily

reflects

changes in

their reported
net asset

values. As

such, until

these asset

values are

monetized and

the resultant

income is

distributed,

they are
subject to future increases or decreases in the asset

value, and the results may be volatile.
The following table shows the components

of net investment income for

the periods indicated:

Three Months Ended
March 31,
(Dollars in millions)
2023 2022
Fixed maturities $ 174 $ 94
Equity securities

1 4
Short-term investments and cash 11 -
Other invested assets
Limited partnerships (24) 44
Dividends from preferred shares of affiliate 8 8
Other

22 12
Gross investment income before adjustments 192 162
Funds held interest income (expense) 3 3
Interest income from Parent 5 2
Gross investment income 200 167
Investment expenses (10) (10)
Net investment income $ 190 $ 156
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison

of various investment yields

for the periods indicated:
Three Months Ended
March 31,
2023 2022
Annualized pre-tax yield on average cash and invested assets 3.7% 3.3%
Annualized after-tax yield on average cash and invested assets 3.0% 2.6%

Net Gains (Losses) on Investments.
The following table presents the composition

of our net gains (losses) on investments

for the periods indicated:

Three Months Ended March 31,
(Dollars in millions)
2023 2022 Variance
Realized gains (losses) from dispositions:
Fixed maturity securities available for sale
Gains $ 3 $ 3 $ (1)
Losses (4) (8) 4
Total (1) (5) 4
Equity securities
Gains 7 4 3
Losses - (12) 12
Total 7 (8) 15
Other invested assets
Gains - 4 (4)
Losses - - -
Total - 4 (4)
Total net realized gains (losses) from dispositions
Gains 9 11 (2)
Losses (4) (20) 17
Total 5 (10) 15
Allowances for credit losses: (10) (2) (9)
Gains (losses) from fair value adjustments:
Equity securities 3 (131) 134
Other invested assets 24 (85) 109
Total 27 (215) 242
Total net gains (losses) on investments $ 22 $ (227) $ 249
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments

during the three months ended

March 31, 2023 primarily relate

to net gains from
fair value adjustments of

$27 million as a result of market

increases during the first

quarter of 2023. In addition, we
recorded

$5

million

of

net

realized

gains

from

disposition

of

investments

and

recorded

an

increase

to

the
allowance for credit losses of $10 million.
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
reevaluate

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

Reinsurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Reinsurance

segment

for

the

periods
indicated.

Three Months Ended March 31,
(Dollars in millions)
2023 2022 Variance % Change
Gross written premiums $ 1,643 $ 1,380 $ 264 19.1%
Net written premiums 1,373 1,185 188 15.8%
Premiums earned $ 1,367 $ 1,209 $ 157 13.0%
Incurred losses and LAE 929 820 109 13.3%
Commission and brokerage 361 315 46 14.5%
Other underwriting expenses 39 31 8 25.0%
Underwriting gain (loss) $ 38 $ 43 $ (5) -11.3%
Point Chg
Loss ratio 68.0% 67.8% 0.2
Commission and brokerage ratio 26.4% 26.1% 0.3
Other underwriting ratio 2.8% 2.6% 0.2
Combined ratio 97.2% 96.5% 0.7
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums.

Gross written premiums

increased by 19.1% to $1.6

billion for the three

months ended March 31,

2023
from

$1.4

billion

for

the

three

months

ended

March

31,

2022

primarily

due

to

increases

in

casualty

pro

rata
business, property

pro rata

business and

financial lines

of business.

Net written

premiums

increased

by 15.8%

to
$1.4

billion

for

the

three

months

ended

March

31,

2023

compared

to

$1.2

billion

for

the

three

months

ended
March

31,

2022,

which

is

consistent

with

the

percentage

change

in

gross

written

premiums.

Premiums

earned
increased

by

13.0% to

$1.4

billion

for

the

three

months

ended

March

31,

2023 compared

to

$1.2 billion

for

the
three

months

ended

March

31,

2022.

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
Three Months Ended March 31,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2023
Attritional $ 834 61.1% $ 1 0.0% $ 835 61.1%
Catastrophes 101 7.4% (7) -0.5% 94 6.9%
Total segment $ 935 68.4% $ (6) -0.5% $ 929 68.0%
2022
Attritional $ 738 61.0% $ - 0.0% $ 738 61.0%
Catastrophes 75 6.2% 7 0.6% 82 6.8%
Total segment $ 813 67.2% $ 7 0.6% $ 820 67.8%
Variance 2023/2022
Attritional $ 97 0.1 pts $ - - pts $ 97 0.1 pts
Catastrophes 26 1.2 pts (14) (1.1) pts 12 0.1 pts
Total segment $ 122 1.3 pts $ (14) (1.1) pts $ 109 0.2 pts
Incurred losses increased

by 13.3% to $929 million for

the three months

ended March 31, 2023,

compared to $820
million for the three months

ended March 31, 2022. The increase

was primarily due to an increase

of $97 million in
current

year

attritional

losses

and

an

increase

of

$26

million

in

current

year

catastrophe

losses.

The

increase

in
current

year

attritional

losses was

mainly related

to

the impact

of the

increase

in premiums

earned.

The current
year catastrophe

losses

of $101

million for

the three

months ended

March 31,

2023 related

primarily to

the 2023
Turkey

earthquakes

($65 million)

and the

2023 New

Zealand storms

($36 million).

The $75

million of

current year
catastrophe

losses

for

the

three

months

ended

March

31,

2022

related

primarily

to

2022

Australia

floods

($71
million) and

the 2022

March U.S.

storms ($5

million). Prior

year incurred

development

of $6

million for

the three
months ended March 31, 2023 is primarily driven

by favorable movement

on prior year catastrophes.
Segment Expenses.

Commission and

brokerage

expense increased

by 14.5%

to $361

million for

the three

months
ended March

31, 2023

compared

to $315

million for

the three

months

ended March

31, 2022.

The increase

was
mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Segment other

underwriting expenses

increased to

$39 million

for the

three months

ended March

31, 2023

from
$31 million

for the

three months

ended March

31, 2022.

The increase

was due

to increased

personnel and

direct
and indirect expenditures supporting the increased

premium volume of the segment.

Insurance.
The

following

table

presents

the

underwriting

results

and

ratios

for

the

Insurance

segment

for

the

periods
indicated.

Three Months Ended March 31,
(Dollars in millions)
2023 2022 Variance % Change
Gross written premiums $ 852 $ 825 $ 27 3.3%
Net written premiums 690 611 79 12.9%
Premiums earned $ 702 $ 619 $ 83 13.3%
Incurred losses and LAE 465 405 60 14.7%
Commission and brokerage 76 69 6 9.0%
Other underwriting expenses 100 87 13 15.5%
Underwriting gain (loss) $ 61 $ 58 $ 3 5.4%
Point Chg
Loss ratio 66.2% 65.4% 0.8
Commission and brokerage ratio 10.8% 11.2% (0.4)
Other underwriting ratio 14.3% 14.0% 0.3
Combined ratio 91.3% 90.6% 0.7
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums.
Gross written

premiums increased by

3.3% to $852 million

for the three

months ended

March 31, 2023
compared

to $825

million for

the three

months

ended March

31, 2022.

The increase

in insurance

premiums

was
primarily

due

to

increases

in

property/short

tail

business

and

other

specialty

lines

of

business.

Net

written
premiums

increased

by

12.9%

to

$690

million

for

the

three

months

ended

March

31,

2023

compared

to

$611
million for the

three months

ended March

31, 2022. The

higher percentage

of net written

premiums compared

to
gross

written

premiums

was

mainly

due

to

business

mix

and

higher

retention

in

certain

lines

of

business.
Premiums earned

increased 13.3% to

$702 million for

the three months

ended March

31, 2023 compared

to $619
million for the three months ended March

31, 2022.
Incurred Losses

and LAE.

The following

tables present

the incurred

losses and

LAE for

the Insurance

segment for
the periods indicated.

Three Months Ended March 31,
Current Ratio %/ Prior Ratio %/ Total Ratio %/
(Dollars in millions)
Year Pt Change Years Pt Change Incurred Pt Change
2023
Attritional $ 466 66.4% $ (2) -0.3% $ 464 66.1%
Catastrophes 2 0.2% - -0.1% 1 0.2%
Total segment $ 468 66.6% $ (3) -0.4% $ 465 66.2%
2022
Attritional $ 401 64.7% $ - -0.1% $ 400 64.7%
Catastrophes 5 0.8% - 0.0% 5 0.8%
Total segment $ 406 65.5% $ (1) -0.1% $ 405 65.4%
Variance 2023/2022
Attritional $ 65 1.7 pts $ (2) (0.2) pts $ 63 1.4 pts
Catastrophes (3) (0.6) pts - (0.1) pts (4) (0.6) pts
Total segment $ 62 1.1 pts $ (2) (0.3) pts $ 60 0.8 pts
Incurred losses and

LAE increased by

14.7% to $465 million

for the three

months ended March

31, 2023 compared
to

$405 million

for

the three

months

ended March

31, 2022,

mainly due

to

an increase

of $65

million

in current
year attritional

losses which

is primarily

related to

the impact

of the

increase in

premiums earned.

The $2

million
of current

year catastrophe

losses for

the three

months ended

March 31,

2023, related

to the

2023 New

Zealand

storms. The

$5 million

of current

year catastro

phe losses

for the

three months

ended March

31, 2022,

related to
the 2022 March

U.S. storms.

Prior year

incurred development

of $3 million

for the

three months

ended March

31,
2023 is primarily driven by favorable

movement on prior year catastrophes.
Segment

Expenses.

Commission

and

brokerage

increased

by

9.0%

to

$76

million

for

the

three

months

ended
March

31,

2023 compared

to

$69 million

for

the

three

months

ended

March

31,

2022. The

increase

was

mainly
due to the impact of the increase in premiums earned and

changes in the mix of business.

Segment

other

underwriting

expenses

increased

to

$100

million

for

the

three

months

ended

March

31,

2023
compared to

$87 million

for the

three months

ended March

31, 2022.

The increase

was mainly

due to

the impact
of the

increase

in

premiums

earned

and

increased

expenses

related

to

the

continued

build out

of the

insurance
platform.
Liquidity and Capital Resources
Capital.

Stockholder’s

equity

at

March

31,

2023

and

December

31,

2022

was

$6.0

billion

and

$5.7

billion,
respectively.

Management’s objective in managing

capital is to ensure its overall

capital level, as well as the capital
levels of its

operating subsidiaries,

exceed the

amounts required

by regulators,

the amount needed

to support our
current

financial

strength

ratings

from

rating

agencies

and

our

own

economic

capital

models.

The

Company’s
capital has historically exceeded

these benchmark levels.

Our

main

operating

company,

Everest

Re

is

regulated

by

the

State

of

Delaware,

Department

of

Insurance.

The
regulatory body

has its own

capital adequacy

models based

on statutory

capital as

opposed to

GAAP basis

equity.

Failure to meet the required

statutory capital

levels could result in various regulatory

restrictions.

The regulatory targeted

capital and the actual statutory

capital for Everest

Re was as follows:
Everest Re (1)
At December 31,
(Dollars in millions)
2022 2021
Regulatory targeted capital $3,353 $2,960
Actual capital $5,553 $5,717
(1)

Regulatory targeted capital represents

200% of the RBC authorized control level calculation for

the applicable year.
Our financial

strength

ratings

as determined

by A.M.

Best, Standard

& Poor’s

and Moody’s

are important

as they
provide our customers

and investors

with an independent

assessment of our

financial strength

using a rating

scale
that provides

for relative

comparisons.

We

continue

to

possess

significant

financial flexibility

and access

to debt
and equity

markets as

a result

of our

financial strength,

as evidenced

by the

financial strength

ratings as

assigned
by independent rating agencies.

We maintain

our own

economic capital

models to monitor

and project

our overall

capital, as

well as the

capital at
our operating

subsidiaries.

A key

input to

the economic

models is

projected

income and

this input

is continually
compared to actual results, which may

require a change in the capital strategy.

We

may

continue,

from

time

to

time, to

seek

to

retire

portions

of our

outstanding

debt securities

through

cash
repurchases,

in open-market

purchases,

privately

negotiated

transactions

or otherwise.

Such repurchases,

if any,
will be subject

to and

depend on

prevailing market

conditions, our

liquidity requirements,

contractual

restrictions
and

other

factors.

The

amounts

involved

in

any

such

transactions,

individually

or

in

the

aggregate,

may

be
material.
Liquidity.

Our liquidity requirements are generally

met from positive cash flow

from operations.

Positive cash flow
results

from

reinsurance

and

insurance

premiums

being

collected

prior

to

disbursements

for

claims,

which
disbursements generally

take place

over an extended

period after

the collection of

premiums, sometimes

a period

of

many

years.

Collected

premiums

are

generally

invested,

prior

to

their

use

in

such

disbursements,

and
investment

income

provides

additional

funding

for

loss

payments.

Our

net

cash

flows

from

operating

activities
were $384 million and $531 million for the three

months ended March 31, 2023 and 2022, respectively.

If

disbursements

for

claims

and

benefits,

policy

acquisition

costs

and

other

operating

expenses

were

to

exceed
premium inflows, cash flow from

reinsurance and insurance

operations would be negative.

The effect on cash flow
from

insurance

operations

would

be

partially

offset

by

cash

flow

from

investment

income.

Additionally,

cash
inflows

from

investment

maturities

-

both

short-term

investments

and

longer-term

maturities

are

available

to
supplement

other

operating

cash

flows.

We

do

not

expect

to

supplement

negative

insurance

operations

cash
flows from investment dispositions.
As

the

timing

of payments

for

claims

and

benefits

cannot

be predicted

with

certainty,

we

maintain

portfolios

of
long-term

invested

assets

with

varying

maturities,

along

with

short-term

investments

that

provide

additional
liquidity

for

payment

of

claims.

At

March

31,

2023

and

December

31,

2022,

we

held

cash

and

short-term
investments

of

$1.31

billion

and

$1.29

billion,

respectively.

Our

short-term

investments

are

generally

readily
marketable

and

can

be

converted

to

cash.

In

addition

to

these

cash

and

short-term

investments,

at

March

31,
2023, we

had

$694 million

of

fixed

maturity

securities

- available

for

sale

maturing

within

one

year

or

less,

$3.5
billion

maturing

within

one

to

five

years

and

$2.7

billion

maturing

after

five

years.

Our

$158

million

of

equity
securities are comprised primarily of publicly

traded securities that we believe

can be easily liquidated.

We believe
that these

fixed

maturity and

equity securities,

in conjunction

with the

short-term

investments

and positive

cash
flow

from

operations,

provide

ample

sources

of

liquidity

for

the

expected

payment

of

losses

in

the

near

future.

We

do not

anticipate

selling a

significant

amount

of securities

to pay

losses and

LAE.

At

March 31,

2023 we

had
$834

million

of

net

pre-tax

unrealized

depreciation

related

to

fixed

maturity

-

available

for

sale

securities,
comprised of $871 million of pre-tax unrealized

depreciation and $37 million of pre-tax

unrealized appreciation.

Management

generally

expects

annual

positive

cash

flow from

operations,

which

reflects

the

strength

of overall
pricing.

However,

given

the

recent

set of

catastrophic

events,

cash

flow from

operations

may

decline and

could
become negative

in the

near term

as significant

claim payments

are made

related to

the catastrophes.

However,
as indicated

above, the

Company has

ample liquidity to

settle its

catastrophe

claims and/or

any payments

due for
its catastrophe bond progra

m.
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

$20.0

billion

investment

portfolio,

at

March

31,

2023,

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

$2.2

billion

of

mortgage-backed

securities

in

the

$14.2

billion

fixed

maturity

portfolio.
Prepayment

risk results

from potential

accelerated

principal

payments

that shorten

the average

life and

thus the
expected yield of the security.

The

table

below

displays

the

potential

impact

of

fair

value

fluctuations

and

after-tax

unrealized

appreciation

on
our fixed

maturity

portfolio

(including

$822 million

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

Impact of Interest Rate Shift in Basis Points
At March 31, 2023
(Dollars in millions)
-200 -100 0 100 200
Total Fair Value $ 15,735 $ 15,384 $ 15,033 $ 14,682 $ 14,331
Fair Value Change from Base (%) 4.7% 2.3% 0.0% -2.3% -4.7%
Change in Unrealized Appreciation
After-tax from Base ($) $ 554 $ 277 $ - $ (277) $ (554)
We had

$15.3 billion and $15.0

billion of gross

reserves for losses

and LAE as of

March 31, 2023 and

December 31,
2022, respectively.

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

Impact of Percentage Change in Equity Fair Value
At March 31, 2023
(Dollars in millions)
-20% -10% 0% 10% 20%
Fair Value of the Equity Portfolio $ 127 $ 142 $ 158 $ 174 $ 190
After-tax Change in Fair Value (25) (13) - 13 25

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

dollar
functional currency

legal entities

to the

U.S. dollar.

This translation

amount is

reported as

a component

of other
comprehensive income.

SAFE HARBOR DISCLOSURE
This report

contains forward

-looking statements

within the meaning

of the U.S.

federal securities

laws. We

intend
these forward

-looking statement

s

to

be covered

by

the safe

harbor

provisions

for

forward-looking

statements

in
the federal

securities laws.

In some cases,

these statements

can be identified

by the use

of forward-looking

words
such

as

“may”,

“will”,

“should”,

“could”,

“anticipate”,

“estimate”,

“expect”,

“plan”,

“believe”,

“predict”,
“potential” and “intend”.

Forward-looking statements

contained in this report include:
●
the effects of catastrophic

and pandemic events on our financial statements;
●

estimates of our catastrophe

exposure;
●
information regarding our

reserves for losses and LAE;
●
our failure to accurately

assess underwriting risk;
●
decreases in pricing for property

and casualty reinsurance and insurance;
●
our ability to maintain our financial strength

ratings;
●
the failure of our insured, intermediaries

and reinsurers to satisfy their

obligations;
●
our inability or failure to purchase reinsurance;
●
consolidation of competitors,

customers and insurance and reinsurance

brokers;

●
the

effect

on

our

business

of the

highly

competitive

nature

of our

industry,

including

the

effect

of

new
entrants to, competing

products for and consolidation in

the (re)insurance industry;

●
our

ability

to

retain

our

key

executive

officers

and

to

attract

or

retain

the

executives

and

employees
necessary to manage our business;

●
the performance of our investment

portfolio;

●
our ability to determine any impairments

taken on our investments;

●
foreign currency exchange

rate fluctuations;

●
the effect of cybersecurity risks,

including technology breaches or failure, on

our business;
●
the CARES Act;
●
the impact of the Tax

Cut and Jobs Act and;
●
the adequacy of capital in relation to

regulatory required capital.
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

or revise publicly any forward

-looking statements,

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

May 11, 2023