Form 10-Q
period 2023-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2023-08-10
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-14527
EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Everest Way Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)
(908) 604-3000
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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2023
Common Shares, $0.01 par value	1,000
The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions, except share amounts and par value per share)	2023	2022
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value (amortized cost: 2023, $15,141; 2022, $13,699, credit allowances: 2023, $(57); 2022, $(46))	$14,202	$12,671
Fixed maturities - held to maturity, at amortized cost (fair value: 2023, $771; 2022, $793, net of credit allowances: 2023, $(8); 2022, $(9))	788	811
Equity securities, at fair value	167	194
Other invested assets	2,853	2,754
Other invested assets, at fair value	1,474	1,472
Short-term investments	1,095	812
Cash	478	481
Total investments and cash	21,056	19,195
Notes receivable - affiliated	—	840
Accrued investment income	187	150
Premiums receivable (net of credit allowances:2023, $(22); 2022, $(21))	2,084	1,721
Reinsurance recoverables - unaffiliated (net of credit allowances:2023, $(21); 2022, $(21))	1,960	1,841
Reinsurance recoverables - affiliated	1,830	1,935
Income tax asset, net	201	288
Funds held by reinsureds	295	303
Deferred acquisition costs	530	499
Prepaid reinsurance premiums	522	463
Other assets (net of credit allowances: 2023, $(7); 2022, $(5))	830	722
TOTAL ASSETS	$29,494	$27,957

LIABILITIES:
Reserve for losses and loss adjustment expenses	$15,512	$14,977
Unearned premium reserve	3,497	3,177
Funds held under reinsurance treaties	55	43
Amounts due to reinsurers	509	436
Losses in course of payment	72	77
Senior notes	2,348	2,347
Long-term notes	218	218
Borrowings from FHLB	519	519
Accrued interest on debt and borrowings	19	19
Unsettled securities payable	10	1
Other liabilities	446	489
Total liabilities	23,204	22,303

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2023 and 2022)	—	—
Additional paid-in capital	1,102	1,102
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $(202) at 2023 and $(225) at 2022	(762)	(848)
Retained earnings	5,950	5,400
Total stockholder's equity	6,290	5,654
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$29,494	$27,957
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,131	$1,954	$4,200	$3,783
Net investment income	242	176	432	333
Total net gains (losses) on investments	(22)	(378)	—	(605)
Other income (expense)	(10)	—	(15)	(9)
Total revenues	2,341	1,753	4,618	3,502

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,325	1,304	2,719	2,530
Commission, brokerage, taxes and fees	433	409	869	793
Other underwriting expenses	136	120	275	238
Corporate expenses	4	6	10	12
Interest, fees and bond issue cost amortization expense	33	24	65	48
Total claims and expenses	1,930	1,863	3,938	3,621

INCOME (LOSS) BEFORE TAXES	411	(110)	679	(119)
Income tax expense (benefit)	81	(25)	130	(35)

NET INCOME (LOSS)	$330	$(86)	$549	$(85)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(44)	(411)	68	(805)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	6	6	15	8
Total URA(D) on securities arising during the period	(38)	(405)	83	(797)

Foreign currency translation adjustments	(4)	(10)	2	(12)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	1	1	2
Total benefit plan net gain (loss) for the period	—	1	1	2
Total other comprehensive income (loss), net of tax	(42)	(414)	86	(807)

COMPREHENSIVE INCOME (LOSS)	$288	$(500)	$636	$(892)
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share amounts)	2023	2022	2023	2022
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,102	$1,102	$1,102	$1,102
Share-based compensation plans	—	—	—	—
Balance, end of period	1,102	1,102	1,102	1,102

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(720)	(302)	(848)	91
Net increase (decrease) during the period	(42)	(414)	86	(807)
Balance, end of period	(762)	(716)	(762)	(716)

RETAINED EARNINGS:
Balance, beginning of period	5,620	5,846	5,400	5,845
Net income (loss)	330	(86)	549	(85)
Balance, end of period	5,950	5,760	5,950	5,760

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$6,290	$6,146	$6,290	$6,146
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$549	$(85)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(363)	10
Decrease (increase) in funds held by reinsureds, net	20	(6)
Decrease (increase) in reinsurance recoverables	(4)	105
Decrease (increase) in income taxes	65	(139)
Decrease (increase) in prepaid reinsurance premiums	(57)	(44)
Increase (decrease) in reserve for losses and loss adjustment expenses	526	637
Increase (decrease) in unearned premiums	319	51
Increase (decrease) in amounts due to reinsurers	70	35
Increase (decrease) in losses in course of payment	(5)	(175)
Change in equity adjustments in limited partnerships	(21)	(110)
Distribution of limited partnership income	23	49
Change in other assets and liabilities, net	(215)	(19)
Non-cash compensation expense	19	20
Amortization of bond premium (accrual of bond discount)	(11)	15
Net (gains) losses on investments	—	605
Net cash provided by (used in) operating activities	914	948

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	543	876
Proceeds from fixed maturities sold - available for sale	109	511
Proceeds from fixed maturities matured/called/repaid - held to maturity	43	—
Proceeds from equity securities sold	46	425
Distributions from other invested assets	60	99
Cost of fixed maturities acquired - available for sale	(2,100)	(2,465)
Cost of fixed maturities acquired - held to maturity	(15)	(72)
Cost of equity securities acquired	(1)	(272)
Cost of other invested assets acquired	(161)	(153)
Net change in short-term investments	(269)	465
Net change in unsettled securities transactions	13	29
Proceeds from repayment (cost of issuance) of notes receivable - affiliated	840	(215)
Net cash provided by (used in) investing activities	(892)	(772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(19)	(20)
Net cash provided by (used in) financing activities	(19)	(20)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6)	(12)

Net increase (decrease) in cash	(3)	144
Cash, beginning of period	481	699
Cash, end of period	$478	$844

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$71	$104
Interest paid	64	48
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2023 and 2022
1.  GENERAL
Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited, which is a direct subsidiary of Everest Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally. As used in this document, “Company” means Holdings and its subsidiaries. “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company, a subsidiary of Holdings, and its subsidiaries (unless the context otherwise requires).
2.  BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022, 2021 and 2020, included in the Company’s most recent Form 10-K filing.
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
Application of Recently Issued Accounting Standard Changes.
The Company did not adopt any new accounting standards that had a material impact during the three and six months ended June 30, 2023. The Company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no accounting standards issued in the six months ended June 30, 2023, that are expected to have a material impact on Holdings.
Application of Methods and Assumption Changes.

During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium during the three and six months ended June 30, 2023 periods and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.

3. INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At June 30, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$475	$—	$—	$(37)	$439
Obligations of U.S. states and political subdivisions	424	—	1	(30)	395
Corporate securities	4,552	(55)	21	(309)	4,209
Asset-backed securities	4,783	—	5	(111)	4,676
Mortgage-backed securities
Commercial	567	—	—	(63)	503
Agency residential	1,817	—	3	(166)	1,654
Non-agency residential	60	—	—	(1)	59
Foreign government securities	735	—	3	(53)	684
Foreign corporate securities	1,729	(1)	5	(149)	1,583
Total fixed maturity securities - available for sale	$15,141	$(57)	$37	$(919)	$14,202
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$575	$—	$—	$(40)	$535
Obligations of U.S. states and political subdivisions	444	—	2	(32)	413
Corporate securities	3,913	(45)	14	(322)	3,561
Asset-backed securities	4,111	—	5	(165)	3,951
Mortgage-backed securities
Commercial	569	—	—	(59)	509
Agency residential	1,792	—	3	(167)	1,628
Non-agency residential	3	—	—	—	3
Foreign government securities	696	—	2	(61)	637
Foreign corporate securities	1,597	(1)	4	(167)	1,433
Total fixed maturity securities - available for sale	$13,699	$(46)	$30	$(1,013)	$12,671
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At June 30, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$152	$(2)	$—	$(6)	$144
Asset-backed securities	603	(6)	2	(15)	585
Mortgage-backed securities
Commercial	14	—	—	—	13
Foreign corporate securities	28	(1)	2	—	29
Total fixed maturity securities - held to maturity	$796	$(8)	$4	$(21)	$771
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$152	$(2)	$—	$(6)	$144
Asset-backed securities	634	(6)	2	(15)	614
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	28	(1)	2	—	28
Total fixed maturity securities - held to maturity	$820	$(9)	$3	$(22)	$793
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$830	$799	$581	$563
Due after one year through five years	3,673	3,429	3,684	3,429
Due after five years through ten years	2,007	1,809	2,003	1,760
Due after ten years	1,404	1,273	958	827
Asset-backed securities	4,783	4,676	4,111	3,951
Mortgage-backed securities
Commercial	567	503	569	509
Agency residential	1,817	1,654	1,792	1,628
Non-agency residential	60	59	3	3
Total fixed maturity securities - available for sale	$15,141	$14,202	$13,699	$12,671
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities held to maturity - are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$5	$5	$5	$5
Due after one year through five years	64	61	63	61
Due after five years through ten years	44	41	43	41
Due after ten years	68	65	68	65
Asset-backed securities	603	585	634	614
Mortgage-backed securities
Commercial	14	13	7	7
Total fixed maturity securities - held to maturity	$796	$771	$820	$793
(Some amounts may not reconcile due to rounding.)
During the third quarter of 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity – available for sale portfolio to its fixed maturity – held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of June 30, 2023, these securities had an unrealized loss of $46 million, which remained in accumulated other comprehensive income (“AOCI”) on the balance sheet, and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.

The Company evaluated fixed maturity securities classified as held to maturity for current expected credit losses as of June 30, 2023 utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. These fixed maturities classified as held to maturity are of a high credit quality and are all rated investment grade as of June 30, 2023.
The changes in net unrealized appreciation (depreciation) for the Company’s investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(49)	$(512)	$105	$(1,008)
Change in unrealized appreciation (depreciation), pre-tax	(49)	(512)	105	(1,008)
Deferred tax benefit (expense)	10	107	(22)	211
Change in unrealized appreciation (depreciation), net of deferred taxes, included in stockholder's equity	$(38)	$(405)	$83	$(797)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2023 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$30	$(1)	$408	$(36)	$438	$(37)
Obligations of U.S. states and political subdivisions	77	(1)	199	(29)	276	(30)
Corporate securities	1,135	(84)	2,128	(224)	3,263	(308)
Asset-backed securities	1,058	(23)	2,426	(88)	3,484	(111)
Mortgage-backed securities
Commercial	17	(1)	480	(62)	497	(63)
Agency residential	319	(5)	1,166	(160)	1,485	(166)
Non-agency residential	57	(1)	3	—	59	(1)
Foreign government securities	108	(2)	484	(51)	591	(53)
Foreign corporate securities	293	(9)	1,112	(140)	1,405	(149)
Total	3,092	(126)	8,406	(792)	11,498	(918)
Securities where an allowance for credit loss was recorded	—	—	—	(1)	1	(1)
Total fixed maturity securities - available for sale	$3,093	$(127)	$8,406	$(792)	$11,499	$(919)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at June 30, 2023 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$214	$(3)	$473	$(15)	$687	$(18)
Due in one year through five years	533	(16)	2,413	(228)	2,946	(244)
Due in five years through ten years	405	(16)	1,140	(186)	1,545	(203)
Due after ten years	491	(60)	304	(52)	795	(112)
Asset-backed securities	1,058	(23)	2,426	(88)	3,484	(111)
Mortgage-backed securities	393	(7)	1,649	(223)	2,041	(230)
Total	3,092	(126)	8,406	(792)	11,498	(918)
Securities where an allowance for credit loss was recorded	—	—	—	(1)	1	(1)
Total fixed maturity securities - available for sale	$3,093	$(127)	$8,406	$(792)	$11,499	$(919)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at June 30, 2023 were $11.5 billion and $919 million, respectively. The fair value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at June 30, 2023, amounted to less than 3.1% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at June 30, 2023 comprised less than 1.9% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $127 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and agency residential mortgage-backed securities. Of these unrealized losses, $98 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $792 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and commercial mortgage-backed securities (“CMBS”), as well as asset-backed securities. Of these unrealized losses $738 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of June 30, 2023, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2022 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$290	$(14)	$245	$(26)	$535	$(40)
Obligations of U.S. states and political subdivisions	235	(23)	27	(9)	261	(32)
Corporate securities	2,138	(175)	841	(146)	2,979	(321)
Asset-backed securities	3,120	(138)	436	(27)	3,556	(165)
Mortgage-backed securities
Commercial	464	(50)	36	(9)	500	(59)
Agency residential	852	(54)	605	(113)	1,456	(167)
Non-agency residential	2	—	1	—	3	—
Foreign government securities	455	(36)	144	(25)	599	(61)
Foreign corporate securities	967	(100)	365	(67)	1,332	(167)
Total	$8,522	$(591)	$2,698	$(421)	$11,220	$(1,012)
Securities where an allowance for credit loss was recorded	2	(1)	—	—	2	(1)
Total fixed maturity securities - available for sale	$8,524	$(591)	$2,698	$(421)	$11,222	$(1,013)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2022 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$463	$(8)	$29	$(4)	$491	$(11)
Due in one year through five years	2,020	(143)	936	(107)	2,956	(250)
Due in five years through ten years	1,162	(148)	395	(98)	1,557	(246)
Due after ten years	439	(50)	262	(64)	701	(114)
Asset-backed securities	3,120	(138)	436	(27)	3,556	(165)
Mortgage-backed securities	1,318	(105)	641	(122)	1,959	(226)
Total	$8,522	$(591)	$2,698	$(421)	$11,220	$(1,012)
Securities where an allowance for credit loss was recorded	2	(1)	—	—	2	(1)
Total fixed maturity securities - available for sale	$8,524	$(591)	$2,698	$(421)	$11,222	$(1,013)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2022 were $11.2 billion and $1.0 billion, respectively. The fair value of securities for the issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2022, amounted to less than 4.3% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.6% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $591 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset-backed securities as well as commercial and agency residential mortgage-backed securities. Of these unrealized losses, $520 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $421 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage-

backed securities. Of these unrealized losses $392 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturities	$199	$116	$374	$210
Equity securities	1	5	2	9
Short-term investments and cash	16	1	27	1
Other invested assets
Limited partnerships	22	45	(1)	89
Dividends from preferred shares of affiliate	8	8	16	16
Other	6	14	27	26
Gross investment income before adjustments	252	188	444	350
Funds held interest income (expense)	(1)	1	1	3
Interest income from Group	3	2	7	4
Gross investment income	253	190	453	357
Investment expenses	(11)	(14)	(21)	(24)
Net investment income	$242	$176	$432	$333
(Some amounts may not reconcile due to rounding.)
The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. The net investment income from limited partnerships is dependent upon the Company’s share of the net asset values (“NAVs”) of interests underlying each limited partnership. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.
The Company has contractual commitments to invest up to an additional $925 million in limited partnerships and private placement loan securities at June 30, 2023. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2027.

During the fourth quarter of 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are primarily invested in liquid credit, equity, and other assets, including alternative assets. The COLI policies are carried within other invested assets at policy cash surrender value of $968 million and $939 million as of June 30, 2023 and December 31, 2022, respectively.
The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of June 30, 2023, the fair value of investments in the facility consolidated within the Company’s balance sheets was $449 million.
Other invested assets, at fair value, as of June 30, 2023 and December 31, 2022, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of June 30, 2023 and December 31, 2022, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2023 and December 31, 2022 is limited to the total carrying value of $2.9 billion and $2.8 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets. As of June 30, 2023, the Company has outstanding commitments totaling $871 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations and are classified as fixed maturities. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, credit subordination that reduces the Company’s obligation to absorb losses or right to receive benefits or the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturity securities
Allowances for credit losses	$—	$2	$(10)	$—
Net realized gains (losses) from dispositions	(7)	(10)	(9)	(15)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	(30)	7	(38)
Gains (losses) from fair value adjustments	8	(186)	11	(317)
Other invested assets	—	1	—	5
Other invested assets, fair value
Gains (losses) from fair value adjustments	(23)	(155)	1	(239)
Total net gains (losses) on investments	$(22)	$(378)	$—	$(605)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(55)	$—	$(1)	$(56)	$(45)	$—	$(1)	$(46)
Credit losses on securities where credit losses were not previously recorded	(2)	—	—	(2)	(14)	—	—	(14)
Increases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	1	—	—	1	4	—	—	4
Balance, end of period	$(55)	$—	$(1)	$(57)	$(55)	$—	$(1)	$(57)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(20)	$(8)	$(1)	$(29)	$(19)	$(8)	$—	$(27)
Credit losses on securities where credit losses were not previously recorded	(5)	—	—	(5)	(7)	—	(1)	(8)
Increases in allowance on previously impaired securities	(1)	—	—	(1)	(1)	—	—	(1)
Decreases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	8	—	8	1	8	—	9
Balance, end of period	$(26)	$—	$(2)	$(27)	$(26)	$—	$(2)	$(27)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(6)	$(1)	$(9)	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(6)	$(1)	$(8)	$(2)	$(6)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Proceeds from sales of fixed maturity securities - available for sale	$59	$245	$109	$511
Gross gains from dispositions	1	3	4	6
Gross losses from dispositions	(8)	(13)	(12)	(21)

Proceeds from sales of equity securities	$—	$343	$46	$425
Gross gains from dispositions	—	4	7	8
Gross losses from dispositions	—	(34)	—	(46)
(Some amounts may not reconcile due to rounding.)
4. FAIR VALUE
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
The Company’s fixed maturity and equity securities are primarily managed by third party investment asset managers. The investment asset managers managing publicly traded securities obtain prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. They use pricing applications that vary by asset class and incorporate available market information, and when fixed maturity securities do not trade on a daily basis, the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At June 30, 2023, $1.8 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2022, $1.7 billion of fixed maturities were fair valued using unobservable inputs.

The Company internally manages a portfolio of assets which had a fair value at June 30, 2023 and December 31, 2022 of $4.0 billion and $2.7 billion, respectively, primarily comprised of collateralized loan obligations included in asset-backed securities, preferred stock and U.S. treasury fixed maturities. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.
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
The composition and valuation inputs for the presented fixed maturities categories Level 1 and Level 2 are as follows:
•U.S. Treasury securities and obligations of U.S. government agencies and corporations are primarily comprised of U.S. Treasury bonds, and the fair value is based on observable market inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields;
•Obligations of U.S. states and political subdivisions are comprised of state and municipal bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;
•Corporate securities are primarily comprised of U.S. corporate and public utility bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;
•Asset-backed and mortgage-backed securities fair values are based on observable inputs such as quoted prices, reported trades, quoted prices for similar issuances or benchmark yields and cash flow models using observable inputs such as prepayment speeds, collateral performance and default spreads;
•Foreign government securities are comprised of global non-U.S. sovereign bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source;
•Foreign corporate securities are comprised of global non-U.S. corporate bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$439	$—	$439	$—
Obligations of U.S. states and political subdivisions	395	—	395	—
Corporate securities	4,209	—	3,498	711
Asset-backed securities	4,676	—	3,561	1,115
Mortgage-backed securities
Commercial	503	—	503	—
Agency residential	1,654	—	1,654	—
Non-agency residential	59	—	59	—
Foreign government securities	684	—	684	—
Foreign corporate securities	1,583	—	1,567	16
Total fixed maturities - available for sale	14,202	—	12,360	1,842

Equity securities, fair value	167	145	22	—
Other invested assets, fair value	1,474	—	—	1,474
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$535	$—	$535	$—
Obligations of U.S. states and political subdivisions	413	—	413	—
Corporate securities	3,561	—	2,846	715
Asset-backed securities	3,951	—	2,957	994
Mortgage-backed securities
Commercial	509	—	509	—
Agency residential	1,628	—	1,628	—
Non-agency residential	3	—	3	—
Foreign government securities	637	—	637	—
Foreign corporate securities	1,433	—	1,417	16
Total fixed maturities - available for sale	12,671	—	10,946	1,725

Equity securities, fair value	194	132	63	—
Other invested assets, fair value	1,472	—	—	1,472
(Some amounts may not reconcile due to rounding.)
In addition, $293 million and $292 million of investments within other invested assets on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$709	$1,020	$16	$1,745	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1	2	—	—	2
Included in other comprehensive income (loss)	(2)	(8)	—	(9)	(6)	10	—	4
Purchases, issuances and settlements	3	103	—	105	—	111	—	111
Transfers in (out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$711	$1,115	$16	$1,842	$711	$1,115	$16	$1,842

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
(Dollars in millions)	Corporate Securities	Asset Backed Securities	CMBS	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	CMBS	Foreign Corporate	Total
Beginning balance of fixed maturities	$715	$1,389	$6	$16	$2,125	$730	$1,251	$—	$16	$1,997
Total gains or (losses) (realized/unrealized)
Included in earnings	(5)	—	—	—	(4)	(3)	—	—	—	(3)
Included in other comprehensive income (loss)	(3)	(47)	—	(4)	(54)	(7)	(76)	—	(4)	(87)
Purchases, issuances and settlements	28	62	—	8	97	15	228	6	8	256
Transfers in (out) of Level 3 and reclassification of securities in/(out) investment categories	128	(148)	—	20	—	128	(148)	—	20	—
Ending balance of fixed maturities	$862	$1,255	$6	$40	$2,163	$862	$1,255	$6	$40	$2,163

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(5)	$8	$—	$—	$2	$(5)	$8	$—	$—	$3
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and six months ended June 30, 2023 and 2022, respectively.

Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 7 and 8, respectively. Fair values of long-term notes receivable from affiliates can be found within Note 13. Short-term investments are stated at cost, which approximates fair value.

5. RESERVES FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is summarized for the periods indicated:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Gross reserves beginning of period	$14,977	$13,121
Less reinsurance recoverables on unpaid losses	(3,684)	(3,651)
Net reserves beginning of period	11,294	9,470
Incurred related to:
Current year	2,720	2,521
Prior years	(1)	9
Total incurred losses and LAE	2,719	2,530
Paid related to:
Current year	937	775
Prior years	1,019	1,063
Total paid losses and LAE	1,956	1,838

Foreign exchange/translation adjustment	15	(17)

Net reserves end of period	12,072	10,145
Plus reinsurance recoverables on unpaid losses	3,440	3,593
Gross reserves end of period	$15,512	$13,738
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $2.7 billion and $2.5 billion for the six months ended June 30, 2023 and 2022, respectively. Gross and net reserves increased for the six months ended June 30, 2023, reflecting an increase in underlying exposure due to earned premium growth year over year and the impact of a decrease of $24 million in current year catastrophe losses in 2023 compared to 2022. The Company has estimated and recognized $25 million of reinsurance recoveries related to Hurricane Ian.
6. SEGMENT REPORTING
The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States and Bermuda as well as through branches in Canada and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the United States and Bermuda.
These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.
Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, result from dividing incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.
The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$1,791	$1,125	$2,915	$3,434	$1,977	$5,411
Net written premiums	1,580	816	2,396	2,953	1,506	4,459

Premiums earned	$1,417	$714	$2,131	$2,784	$1,416	$4,200
Incurred losses and LAE	864	460	1,325	1,794	925	2,719
Commission and brokerage	363	70	433	724	145	869
Other underwriting expenses	36	100	136	75	200	275
Underwriting gain (loss)	$153	$84	$237	$191	$145	$336

Net investment income			242			432
Net gains (losses) on investments			(22)			—
Corporate expense			(4)			(10)
Interest, fee and bond issue cost amortization expense			(33)			(65)
Other income (expense)			(10)			(15)
Income (loss) before taxes			$411			$679
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$1,394	$1,043	$2,437	$2,774	$1,868	$4,642
Net written premiums	1,245	750	1,995	2,430	1,360	3,791

Premiums earned	$1,295	$659	$1,954	$2,504	$1,279	$3,783
Incurred losses and LAE	875	429	1,304	1,696	834	2,530
Commission and brokerage	332	77	409	647	146	793
Other underwriting expenses	32	88	120	63	175	238
Underwriting gain (loss)	$55	$66	$121	$98	$124	$222

Net investment income			176			333
Net gains (losses) on investments			(378)			(605)
Corporate expense			(6)			(12)
Interest, fee and bond issue cost amortization expense			(24)			(48)
Other income (expense)			—			(9)
Income (loss) before taxes			$(110)			$(119)
(Some amounts may not reconcile due to rounding)
7. SENIOR NOTES
The table below displays Holdings’ outstanding senior notes. Fair value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	400	$397	$360	$397	$343
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	714	981	677
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	664	969	627
			2,400	$2,348	$1,738	$2,347	$1,647
(Some amounts may not reconcile due to rounding.)

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Paid	Payable Dates	2023	2022	2023	2022
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$10	$10
3.5% Senior notes	semi-annually	April 15/October 15	9	9	18	18
3.125% Senior notes	semi-annually	April 15/October 15	8	8	16	16
			$22	$22	$43	$43
(Some amounts may not reconcile due to rounding.)
8. LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					June 30, 2023		December 31, 2022
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Long-term subordinated notes	4/26/2007	$400	5/15/2037	5/1/2067	$218	$187	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2023 to August 14, 2023 is 7.71%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on three-month CME Term SOFR plus a spread.
Holdings may redeem the long-term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes. The Company’s 4.868% senior notes, due on June 1, 2044, 3.5% senior notes due on October 15, 2050 and 3.125% senior notes due on October 15, 2052 are the Company’s long-term indebtedness that rank senior to the long-term subordinated notes.
In 2009, the Company had reduced its outstanding amount of long-term subordinated notes through the initiation of a cash tender offer for any and all of the long-term subordinated notes.
Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Interest expense incurred	$4	$2	$8	$3
9. FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2023, Everest Re had admitted assets of approximately $24 billion which provides borrowing capacity in excess of $2 billion. As of June 30, 2023, Everest Re has $519 million of borrowings outstanding, all of which expire in 2023. Everest Re incurred interest expense of $7 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Everest Re incurred interest expense of $13 million and $2 million for the six months ended June 30, 2023 and 2022, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

10. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS
A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to non-affiliated ceding companies. At June 30, 2023, the total amount on deposit in the trust account was $717 million, which included $82 million of restricted cash. At June 30, 2022, the total amount on deposit in the trust account was $554 million, which included $187 million of restricted cash.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
	Total available limit as of June 30, 2023			$1,800
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses. As of June 30, 2023, the Company has up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. PCS’s current industry estimate of $49.4 billion issued in July 2023 exceeds the attachment point. The recovery under the CAT Bond, included in the Company’s financial results, is currently estimated to be $25 million, subject to further revision of the industry loss estimate.
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
11. COMMITMENTS AND CONTINGENCIES
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

12. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(56)	$12	$(44)	$86	$(18)	$68
Reclassification of net realized losses (gains) included in net income (loss)	8	(2)	6	19	(4)	15
Foreign currency translation adjustments	(5)	1	(4)	3	(1)	2
Reclassification of amortization of net gain (loss) included in net income (loss)	1	—	—	1	—	1
Total other comprehensive income (loss)	$(53)	$11	$(42)	$109	$(23)	$86
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - non-credit related	$(520)	$109	$(411)	$(1,019)	$213	$(805)
Reclassification of net realized losses (gains) included in net income (loss)	8	(2)	6	11	(2)	8
Foreign currency translation adjustments	(12)	3	(10)	(15)	3	(12)
Reclassification of amortization of net gain (loss) included in net income (loss)	1	—	1	2	—	2
Total other comprehensive income (loss)	$(524)	$110	$(414)	$(1,021)	$214	$(807)
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2023	2022	2023	2022
(Dollars in millions)
URA(D) on securities	$8	$8	$19	$11	Other net gains (losses) on investments
	(2)	(2)	(4)	(2)	Income tax expense (benefit)
	$6	$6	$15	$8	Net income (loss)

Benefit plan net gain (loss)	$1	$1	$1	$2	Other underwriting expenses
	—	—	—	—	Income tax expense (benefit)
	$—	$1	$1	$2	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Beginning balance of URA(D) on securities	$(695)	$(270)	$(816)	$122
Current period change in URA(D) of investments - non-credit related	(38)	(405)	83	(797)
Ending balance of URA(D) on securities	(734)	(675)	(734)	(675)

Beginning balance of foreign currency translation adjustments	8	18	2	20
Current period change in foreign currency translation adjustments	(4)	(10)	2	(12)
Ending balance of foreign currency translation adjustments	4	8	4	8

Beginning balance of benefit plan net gain (loss)	(33)	(50)	(33)	(51)
Current period change in benefit plan net gain (loss)	—	1	1	2
Ending balance of benefit plan net gain (loss)	(32)	(49)	(32)	(49)

Ending balance of accumulated other comprehensive income (loss)	$(762)	$(716)	$(762)	$(716)
(Some amounts may not reconcile due to rounding.)
13. RELATED-PARTY TRANSACTIONS

The table below displays long-term note agreements that Group entered into with Everest Re for the periods indicated. These transactions are presented as Notes Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. All note agreements listed were repaid in full during the second quarter of 2023 and are no longer outstanding as of June 30, 2023. Fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				June 30, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
1.69% Long-term Note	12/17/2019	12/17/2028	300	$—	$—	$300	$242
1.00% Long-term Note	8/5/2021	8/5/2030	200	—	—	200	151
3.11% Long-term Note	6/14/2022	6/14/2052	215	—	—	215	171
4.34%Long-term Note	12/12/2022	12/12/2052	125	—	—	125	125
			840	$—	$—	$840	$689
(Some amounts may not reconcile due to rounding)

Interest income recognized in connection with these long-term notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Received	Receivable Dates	2023	2022	2023	2022
1.69% Long-term Note	annually	December 17	$1	$1	$2	$3
1.00% Long-term Note	annually	August 5	—	1	1	1
3.11% Long-term Note	annually	June 14	1	—	3	—
4.34% Long-term Note	annually	December 12	1	—	2	—
			$3	$2	$7	$4
(Some amounts may not reconcile due to rounding)
Holdings holds 1,773.214 preferred shares of Preferred Holdings with a $1 million par value and 1.75% annual dividend rate. Holdings received these shares in December 2015 in exchange for previously held 9,719,971 common shares of Group. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group. Holdings has reported the preferred shares in Preferred Holdings, as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). The following table presents the dividends received on the preferred shares of Preferred Holdings that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Dividends received on preferred stock of affiliate	$8	$8	$16	$16
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
The table below represents affiliated quota share reinsurance agreements for all new and renewal business for the indicated coverage period:

(Dollars in millions)
Coverage Period	Ceding Company	Percent Ceded	Assuming Company	Type of Business	Single Occurrence Limit		Aggregate Limit
01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150		325
01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150		300
01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	property / casualty business	100		200
01/01/2015-12/31/2016	Everest Re	50.0%	Bermuda Re	property / casualty business	163		325
01/01/2017-12/31/2017	Everest Re	60.0%	Bermuda Re	property / casualty business	219		438
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350	(1)	—
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350	(1)	—
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206	(1)	413	(1)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150	(1)	413	(1)
01/01/2014-12/31/2017	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	263	(1)	413	(1)
01/01/2012-12/31/2017	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	—		—
01/01/2020	Everest International Assurance	100.0%	Bermuda Re	life business	—		—
(1)Amounts shown are Canadian dollars.
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
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. The contract provides Bermuda Re (UK Branch) with up to £110 million of reinsurance coverage for each catastrophe occurrence above £29 million. Bermuda Re (UK Branch) paid Everest Re £4 million for this coverage. This contract was most recently renewed effective January 1, 2023.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective February 1, 2023 through January 31, 2024. The contract provides Ireland Re with up to €121 million of reinsurance coverage for each catastrophe occurrence above €18 million. Ireland Re paid Everest Re €10 million for this coverage.

Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective March 31, 2023 through January 31, 2024. The contract provides Ireland Re with up to €61 million of reinsurance coverage for each catastrophe occurrence above €139 million. Ireland Re paid Everest Re €2 million for this coverage.
The table below represents loss portfolio transfer (“LPT”) reinsurance agreements whereby net insurance exposures and reserves were transferred to an affiliate.

(Dollars in millions)
Effective Date	Transferring Company	Assuming Company	% of Business or Amount of Transfer	Covered Period of Transfer
10/01/2001	Everest Re (Belgium Branch)	Bermuda Re	100%	All years
10/01/2008	Everest Re	Bermuda Re	$747	01/01/2002-12/31/2007
12/31/2017	Everest Re	Bermuda Re	$970	All years
On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of June 30, 2023 and December 31, 2022, the Company has a reinsurance recoverable of $803 million and $804 million, respectively, recorded on its balance sheet due from Bermuda Re.
The following tables summarize the significant premiums and losses ceded and assumed by the Company to affiliated entities:

Bermuda Re	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Ceded written premiums	$107	$91	$214	$184
Ceded earned premiums	107	91	213	184
Ceded losses and LAE	(5)	3	(9)	1

Assumed written premiums	4	1	4	3
Assumed earned premiums	3	1	3	5
Assumed losses and LAE	—	—	—	—

Ireland Re	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Assumed written premiums	$3	$2	$6	$4
Assumed earned premiums	3	2	6	5
Assumed losses and LAE	1	—	1	2

Ireland Insurance	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Assumed written premiums	$11	$2	$12	$4
Assumed earned premiums	8	2	10	4
Assumed losses and LAE	2	(5)	4	2

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Ceded written premiums	$40	$22	$82	$62
Ceded earned premiums	44	29	82	72
Ceded losses and LAE	19	23	32	60
14.  INCOME TAXES
The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada and Singapore. The Company’s non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.
The Company generally applies the estimated annual effective tax rate (“AETR”) approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting. Under the estimated AETR approach, the estimated AETR is applied to the interim year-to-date pre-tax income/(loss) to determine the income tax expense or benefit for the year-to-date period.  The tax expense or benefit for the quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income/(loss) and AETR.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Industry Conditions.
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, higher rates and stronger profits followed by periods of abundant capacity, lower rates and constrained profitability. Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.
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
Worldwide reinsurance and insurance market conditions historically have been competitive. Generally, there is ample reinsurance and insurance capacity relative to demand, as well as additional capital from the capital markets through insurance-linked financial instruments. These financial instruments such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to reinsurance and insurance risk exposure. The capital markets demand for these products is primarily driven by the desire to achieve greater risk diversification and potentially higher returns on their investments. This competition generally has a negative impact on rates, terms and conditions; however, the impact varies widely by market and coverage. Based on recent competitive behaviors in the reinsurance and insurance industry, natural catastrophe events and the macroeconomic backdrop, there has been dislocation in the market which has had a positive impact on rates and terms and conditions, generally, though specifics in local markets can vary.
Specifically, recent market conditions in property, particularly catastrophe excess of loss, have resulted in rate increases. As a result of the rate increases, most of the lines within property have been affected. Other casualty lines have been experiencing modest rate increases, while some lines such as workers’ compensation and directors and officers liability have been experiencing softer market conditions. The impact on pricing conditions is likely to change depending on the line of business and geography.

Our capital position is a source of strength, with high-quality invested assets, significant liquidity and a low operating expense ratio. Our diversified global platform with its broad mix of products, distribution and geography is resilient.
The war in the Ukraine is ongoing and an evolving event. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals in numerous countries, including the United States. The significant political and economic uncertainty surrounding the war and associated sanctions have impacted economic and investment markets both within Russia and around the world.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2023	2022		2023	2022
Gross written premiums	$2,915	$2,437	19.6%	$5,411	$4,642	16.6%
Net written premiums	2,396	1,995	20.1%	4,459	3,791	17.6%

REVENUES:
Premiums earned	$2,131	$1,954	9.0%	$4,200	$3,783	11.0%
Net investment income	242	176	37.3%	432	333	30.0%
Net gains (losses) on investments	(22)	(378)	-94.2%	—	(605)	NM
Other income (expense)	(10)	—	NM	(15)	(9)	65.9%
Total revenues	2,341	1,753	33.5%	4,618	3,502	31.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,325	1,304	1.6%	2,719	2,530	7.5%
Commission, brokerage, taxes and fees	433	409	5.9%	869	793	9.6%
Other underwriting expenses	136	120	13.1%	275	238	15.5%
Corporate expenses	4	6	-36.3%	10	12	-12.6%
Interest, fees and bond issue cost amortization expense	33	24	35.0%	65	48	34.0%
Total claims and expenses	1,930	1,863	3.6%	3,938	3,621	8.8%

INCOME (LOSS) BEFORE TAXES	411	(110)	NM	679	(119)	NM
Income tax expense (benefit)	81	(25)	NM	130	(35)	NM
NET INCOME (LOSS)	$330	$(86)	NM	$549	$(85)	NM

RATIOS:			Point Change			Point Change
Loss ratio	62.2%	66.7%	(4.6)	64.7%	66.9%	(2.1)
Commission and brokerage ratio	20.3%	20.9%	(0.6)	20.7%	21.0%	(0.3)
Other underwriting expense ratio	6.4%	6.2%	0.2	6.5%	6.3%	0.3
Combined ratio	88.9%	93.8%	(4.9)	92.0%	94.1%	(2.1)

	At June 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2023	2022
Balance sheet data:
Total investments and cash	$21,056	$19,195	9.7%
Total assets	29,494	27,957	5.5%
Loss and loss adjustment expense reserves	15,512	14,977	3.6%
Total debt	3,085	3,084	—%
Total liabilities	23,204	22,303	4.0%
Stockholder's equity	6,290	5,654	11.2%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)
Revenues.
Premiums. Gross written premiums increased by 19.6% to $2.9 billion for the three months ended June 30, 2023, compared to $2.4 billion for the three months ended June 30, 2022, reflecting a $397 million, or 28.5%, increase in our reinsurance business and an $82 million, or 7.8%, increase in our insurance business. The increase in reinsurance premiums was primarily due to increases across lines of business. The increase in insurance premiums was primarily due to increases in property/short tail business and other specialty lines of business. Gross written premiums increased by 16.6% to $5.4 billion for the six months ended June 30, 2023, compared to $4.6 billion for the six months ended June 30, 2022, reflecting a $660 million, or 23.8%, increase in our reinsurance business and a $109 million, or 5.8%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases across all lines of business. The increase in insurance premiums reflects increases in property/short tail business and other specialty lines of business.
Net written premiums increased by 20.1% to $2.4 billion for the three months ended June 30, 2023, compared to $2.0 billion for the three months ended June 30, 2022 and increased by 17.6% to $4.5 billion for the six months ended June 30, 2023, compared to $3.8 billion for the six months ended June 30, 2022. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 9.0% to $2.1 billion for the three months ended June 30, 2023, compared to $2.0 billion for the three months ended June 30, 2022 and increased by 11.0% to $4.2 billion for the six months ended June 30, 2023, compared to $3.8 billion for the six months ended June 30, 2022.
Other Income (Expense). We recorded other expense of $10 million and other income of $0.5 million for the three months ended June 30, 2023 and 2022, respectively. We recorded other expense of $15 million and other expense of $9 million for the six months ended June 30, 2023 and 2022, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and LAE for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,297	60.9%		$1	0.1%		$1,299	61.0%
Catastrophes	19	0.9%		7	0.3%		26	1.2%
Total	$1,316	61.8%		$8	0.4%		$1,325	62.2%

2022
Attritional	$1,237	63.3%		$—	—%		$1,237	63.3%
Catastrophes	65	3.3%		2	0.1%		67	3.4%
Total	$1,302	66.6%		$2	0.1%		$1,304	66.7%

Variance 2023/2022
Attritional	$61	(2.4)	pts	$1	0.1	pts	$62	(2.3)	pts
Catastrophes	(46)	(2.4)	pts	5	0.2	pts	(41)	(2.2)	pts
Total	$15	(4.8)	pts	$6	0.3	pts	$21	(4.6)	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$2,598	61.9%		$—	—%		$2,598	61.9%
Catastrophes	122	2.9%		—	—%		121	2.9%
Total	$2,720	64.8%		$(1)	—%		$2,719	64.7%

2022
Attritional	$2,375	62.8%		$—	—%		$2,375	62.8%
Catastrophes	145	3.8%		9	0.2%		155	4.1%
Total	$2,521	66.6%		$9	0.2%		$2,530	66.9%

Variance 2023/2022
Attritional	$223	(0.9)	pts	$—	—	pts	222	(0.9)	pts
Catastrophes	(24)	(1.0)	pts	(9)	(0.2)	pts	(33)	(1.2)	pts
Total	$199	(1.9)	pts	$(10)	(0.3)	pts	$189	(2.1)	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 1.6% to $1.3 billion for the three months ended June 30, 2023 compared to $1.3 billion for the three months ended June 30, 2022, primarily due to an increase of $61 million in current year attritional losses and a decrease of $46 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $19 million for the three months ended June 30, 2023 mainly related to the 2023 Turkey earthquakes ($18 million), Typhoon Mawar ($12 million), and the 2023 2nd quarter U.S. storms ($10 million), partially offset by $25 million of reinsurance recoveries related to Hurricane Ian. The current year catastrophe losses of $65 million for the three months ended June 30, 2022 related to 2022 South Africa flood ($38 million), the 2022 Canada derecho ($16 million) and the 2022 2nd quarter U.S. storms ($12 million). Prior year incurred development of $8 million for the three months ended June 30, 2023 is primarily driven by unfavorable movement on prior year catastrophes.
Incurred losses and LAE increased by 7.5% to $2.7 billion for the six months ended June 30, 2023 compared to $2.5 billion for the six months ended June 30, 2022, primarily due to an increase of $223 million in current year attritional losses and a decrease of $24 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $122 million for the six months ended June 30, 2023 related to 2023 Turkey earthquakes ($83 million), the 2023 New Zealand storms ($42 million), Typhoon Mawar ($12 million), and the 2023 2nd quarter U.S. storms ($10 million), partially offset by $25 million of reinsurance recoveries related to Hurricane Ian. The current year catastrophe losses of $145 million for the six months ended June 30, 2022 primarily related to 2022 Australia floods ($71 million), 2022 South Africa flood ($38 million), the 2022 Canada derecho ($16 million), 2022 2nd quarter U.S. storms ($12 million), and the 2022 March U.S. storms ($9 million).
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $433 million for the three months ended June 30, 2023 compared to $409 million for the three months ended June 30, 2022. Commission, brokerage, taxes and fees increased to $869 million for the six months ended June 30, 2023 compared to $793 million for the six months ended June 30, 2022. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses increased to $136 million for the three months ended June 30, 2023 compared to $120 million for the three months ended June 30, 2022. Other underwriting expenses increased to $275 million for the six months ended June 30, 2023 compared to $238 million for the six months ended June 30, 2022. The increases were mainly due to the impact of the increase in premiums earned and costs incurred to support the expansion of the insurance business.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have decreased to $4 million from $6 million for the three months ended June 30, 2023 and 2022, respectively, and decreased to $10 million from $12 million for the six months ended June 30, 2023 and 2022, respectively. The variances are mainly due to changes in variable incentive compensation expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $33 million and $24 million for the three months ended June 30, 2023 and 2022, respectively. Interest, fees and other bond amortization expense was $65 million and $48 million for the six months ended June 30, 2023 and 2022, respectively. The increases were mainly due to higher interest costs on the FHLBNY borrowing as a result of the rising interest rate environment. Interest expense was also impacted by the movements in the floating interest rate related to the Company’s long-term Subordinated Notes Issued 2007, which is reset quarterly per the note agreement. The floating rate was 7.71% as of June 30, 2023.
Income Tax Expense (Benefit). We had income tax expense of $81 million and $130 million for the three and six months ended June 30, 2023, respectively. We had income tax benefit of $25 million and $35 million for the three and six months ended June 30, 2022, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.
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
Net Income (Loss).
Our net income was $330 million and our net loss was $86 million, for the three months ended June 30, 2023 and 2022, respectively. Our net income was $549 million and net loss was $85 million, for the six months ended June 30, 2023 and 2022 respectively. The changes were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio decreased by 4.9 points to 88.9% for the three months ended June 30, 2023, compared to 93.8% for the three months ended June 30, 2022 and decreased by 2.1 points to 92.0% for the six months ended June 30, 2023 compared to 94.1% for the six months ended June 30, 2022. The loss ratio component decreased by 4.6 points for the three months ended June 30, 2023 over the corresponding period last year primarily due to a decrease of $46 million in current year catastrophe losses and lack of losses from the war in Ukraine in 2023. In the second quarter 2022, the Company established reserves of $45 million for losses from the war in the Ukraine. The loss ratio component decreased by 2.1 points for the six months ended June 30, 2023 over the corresponding period last year primarily due to a decrease of $24 million in current year catastrophe losses and no losses from the war in Ukraine in 2023. The commission and brokerage ratio components decreased slightly to 20.3% for the three months ended June 30, 2023 compared to 20.9% for the three months ended June 30, 2022 and decreased to 20.7% for the six months ended June 30, 2023 compared to 21.0% for the six months ended June 30, 2022. These changes were mainly due to changes in the mix of business. The other underwriting expense ratios increased to 6.4% from 6.2% for the three months ended June 30, 2023 and 2022, respectively, and increased to 6.5% from 6.3% for the six months ended June 30, 2023 and 2022, respectively. These increases were mainly due to insurance operations costs associated with the continued build out of the insurance platform.
Stockholder’s Equity.
Stockholder’s equity increased by $636 million to $6.3 billion at June 30, 2023 from $5.7 billion at December 31, 2022, principally as a result of $549 million of net income, $83 million of net unrealized appreciation on investments, net of tax, and $2 million of net foreign currency translation adjustments. The movement in the unrealized appreciation on investments was driven by the change in interest rates on the Company’s fixed maturity - available for sale portfolio.
Consolidated Investment Results
Net Investment Income.
Net investment income increased to $242 million for the three months ended June 30, 2023, compared to $176 million for the three months ended June 30, 2022. Net investment income increased to $432 million for the six months ended June 30, 2023, compared to $333 million for the six months ended June 30, 2022. The increases were primarily the result of an increase in income from fixed maturity securities, partially offset by reductions in income from limited partnerships. The limited partnership income primarily reflects changes in their reported NAVs. Accordingly, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the NAV, and the results may be volatile.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturities	$199	$116	$374	$210
Equity securities	1	5	2	9
Short-term investments and cash	16	1	27	1
Other invested assets
Limited partnerships	22	45	(1)	89
Dividends from preferred shares of affiliate	8	8	16	16
Other	6	14	27	26
Gross investment income before adjustments	252	188	444	350
Funds held interest income (expense)	(1)	1	1	3
Interest income from Group	3	2	7	4
Gross investment income	253	190	453	357
Investment expenses	(11)	(14)	(21)	(24)
Net investment income	$242	$176	$432	$333
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Annualized pre-tax yield on average cash and invested assets	4.5%	3.6%	4.1%	3.5%
Annualized after-tax yield on average cash and invested assets	3.6%	2.9%	3.3%	2.8%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	Variance	2023	2022	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$1	$3	$(2)	$4	$6	(3)
Losses	(8)	(13)	5	(12)	(21)	9
Total	(7)	(10)	2	(9)	(15)	6

Equity securities
Gains	—	4	(4)	7	8	(1)
Losses	—	(34)	34	—	(46)	46
Total	—	(30)	30	7	(38)	45

Other Invested Assets
Gains	—	3	(3)	—	8	(8)
Losses	—	(3)	3	—	(3)	3
Total	—	1	(1)	—	5	(5)

Short-Term Investments
Gains	1	—	1	1	—	1
Losses	—	—	—	—	—	—
Total	—	—	—	—	—	1

Total net realized gains (losses) from dispositions
Gains	1	11	(9)	11	22	(11)
Losses	(8)	(50)	41	(12)	(70)	58
Total	(7)	(39)	32	(1)	(49)	47

Allowance for credit losses	—	2	(2)	(10)	—	(10)

Gains (losses) from fair value adjustments
Equity securities	8	(186)	194	11	(317)	328
Other invested assets	(23)	(155)	132	1	(239)	241
Total	(15)	(341)	326	12	(556)	568

Total net gains (losses) on investments	$(22)	$(378)	$356	$—	$(605)	$605
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended June 30, 2023 primarily related to net losses from fair value adjustments of $15 million as a result of market declines during the second quarter of 2023. In addition, we recorded $7 million of net realized losses from disposition of investments. There were no allowances for credit losses during the second quarter of 2023.
Net gains (losses) on investments during the six months ended June 30, 2023 primarily related to net gains from fair value adjustments of $12 million as a result of equity market increases during 2023, partially offset by $1 million of net realized losses from disposition of investments and $10 million of credit allowances on fixed maturity securities.
Segment Results.
The Company manages its reinsurance and insurance operations as autonomous units, and key strategic decisions are based on the aggregate operating results and projections for these segments of business.

The Reinsurance operation writes risks on a worldwide basis in property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. We write reinsurance business from entities chartered in the United States and Bermuda as well as through branches of those entities established in Canada and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, surplus lines brokers and general agents within the United States and Bermuda.
These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.
Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, result from dividing incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.
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
The following discusses the underwriting results for each of our segments for the periods indicated:
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Gross written premiums	$1,791	$1,394	397	28.5%	$3,434	$2,774	$660	23.8%
Net written premiums	1,580	1,245	335	26.9%	2,953	2,430	523	21.5%

Premiums earned	$1,417	$1,295	$122	9.4%	$2,784	$2,504	$279	11.2%
Incurred losses and LAE	864	875	(11)	(1.3)%	1,794	1,696	98	5.8%
Commission and brokerage	363	332	31	9.4%	724	647	77	11.9%
Other underwriting expenses	36	32	4	11.7%	75	63	12	18.2%
Underwriting gain (loss)	$153	$55	$98	NM	$191	$98	$93	95.7%

				Point Chg				Point Chg
Loss ratio	61.0%	67.6%		(6.6)	64.4%	67.7%		(3.3)
Commission and brokerage ratio	25.6%	25.6%		—	26.0%	25.8%		0.2
Other underwriting expense ratio	2.6%	2.5%		0.1	2.7%	2.5%		0.2
Combined ratio	89.2%	95.7%		(6.6)	93.1%	96.1%		(3.0)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 28.5% to $1.8 billion for the three months ended June 30, 2023 from $1.4 billion for the three months ended June 30, 2022, primarily due to increases across all lines of business. Net written premiums increased by 26.9% to $1.6 billion for the three months ended June 30, 2023, compared to $1.2 billion for the three months ended June 30, 2022, which is consistent with the percentage change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 9.4% to $1.4 billion for the three months ended June 30, 2023 compared to $1.3 billion for the three months ended June 30, 2022.
Gross written premiums increased by 23.8% to $3.4 billion for the six months ended June 30, 2023 from $2.8 billion for the six months ended June 30, 2022 primarily due to a decline in property pro rata business, partially offset by an increase in casualty pro rata business. Net written premiums increased by 21.5% to $3.0 billion for the six months ended June 30, 2023, compared to $2.4 billion for the six months ended June 30, 2022, which is consistent with the change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 11.2% to $2.8 billion for the six months ended June 30, 2023, compared to $2.5 billion for the six months ended June 30, 2022.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$836	59.0%		$1	0.1%		838	59.1%
Catastrophes	19	1.4%		7	0.5%		27	1.9%
Total Segment	$855	60.4%		$9	0.6%		$864	61.0%

2022
Attritional	$813	62.8%		$—	0.0%		813	62.8%
Catastrophes	60	4.6%		3	0.2%		63	4.8%
Total Segment	$873	67.4%		$3	0.2%		$875	67.6%

Variance 2023/2022
Attritional	$24	(3.7)	pts	$1	0.1	pts	$25	(3.6)	pts
Catastrophes	(41)	(3.3)	pts	5	0.3	pts	(36)	(3.0)	pts
Total Segment	$(17)	(7.0)	pts	$6	0.4	pts	$(11)	(6.6)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,671	60.0%		$2	0.1%		1,673	60.1%
Catastrophes	120	4.3%		1	—%		121	4.3%
Total Segment	$1,791	64.3%		$3	0.1%		$1,794	64.4%

2022
Attritional	$1,550	61.9%		$—	—%		1,551	61.9%
Catastrophes	135	5.4%		10	0.4%		145	5.8%
Total Segment	$1,686	67.3%		$10	0.4%		$1,696	67.7%

Variance 2023/2022
Attritional	$120	(1.9)	pts	$2	0.1	pts	$122	(1.8)	pts
Catastrophes	$(15)	(1.1)	pts	(9)	(0.4)	pts	(24)	(1.4)	pts
Total Segment	$105	(3.0)	pts	$(7)	(0.3)	pts	$98	(3.3)	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 1.3% to $864 million for the three months ended June 30, 2023, compared to $875 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease of $41 million in current year catastrophe losses, partially offset by an increase of $24 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $19 million for the three months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($18 million), Typhoon Mawar ($12 million), and the 2023 2nd quarter U.S. storms ($10 million), partially offset by $25 million of reinsurance recoveries related to Hurricane Ian. The $60 million of current year catastrophe losses for the three months ended June 30, 2022 related primarily to 2022 South Africa flood ($38 million), the 2022 Canada derecho ($16 million) and the 2022 2nd quarter U.S. storms ($7 million). Prior year incurred development of $9 million for the three months ended June 30, 2023 is primarily driven by unfavorable movement on prior year catastrophes.
Incurred losses increased by 5.8% to $1.8 billion for the six months ended June 30, 2023, compared to $1.7 billion for the six months ended June 30, 2022. The increase was primarily due to a decrease of $15 million in current year catastrophe losses and an increase of $120 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $120 million for the six months ended June 30, 2023 related primarily to Turkey earthquakes ($83 million), the 2023 New Zealand storms ($40 million), Typhoon Mawar ($12 million), and the 2023 2nd quarter U.S. storms ($10 million), partially offset by $25 million of reinsurance recoveries related to Hurricane Ian. The $135 million of current year catastrophe losses for the six months ended June 30, 2022 related primarily to 2022 Australia floods ($71 million), 2022 South Africa flood ($38 million), the 2022 Canada derecho ($16 million), 2022 2nd quarter U.S. storms ($7 million), and the 2022 March U.S. storms ($4 million).
Segment Expenses. Commission and brokerage expense increased by 9.4% to $363 million for the three months ended June 30, 2023, compared to $332 million for the three months ended June 30, 2022. Commission and brokerage expense increased by 11.9% to $724 million for the six months ended June 30, 2023, compared to $647 million for the six months ended June 30, 2022. The increases were mainly due to changes in the mix of business.
Segment other underwriting expenses increased to $36 million for the three months ended June 30, 2023 from $32 million for the three months ended June 30, 2022. Segment other underwriting expenses increased to $75 million for the six months ended June 30, 2023 from $63 million for the six months ended June 30, 2022. The increases were mainly due to the impact of the increase in premiums earned.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Gross written premiums	$1,125	$1,043	$82	7.8%	$1,977	$1,868	$109	5.8%
Net written premiums	816	750	67	8.9%	1,506	1,360	145	10.7%

Premiums earned	$714	$659	$55	8.3%	$1,416	$1,279	$137	10.7%
Incurred losses and LAE	460	429	32	7.5%	925	834	92	11.0%
Commission and brokerage	70	77	(7)	(9.3)%	145	146	(1)	(0.6)%
Other underwriting expenses	100	88	12	13.6%	200	175	25	14.6%
Underwriting gain (loss)	$84	$66	$18	27.0%	$145	$124	$21	16.9%

				Point Chg				Point Chg
Loss ratio	64.5%	65.0%		(0.5)	65.4%	65.2%		0.2
Commission and brokerage ratio	9.7%	11.6%		-1.9	10.3%	11.4%		(1.2)
Other underwriting expense ratio	14.0%	13.3%		0.7	14.1%	13.7%		0.5
Combined ratio	88.2%	90.0%		(1.7)	89.7%	90.3%		(0.5)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 7.8% to $1.1 billion for the three months ended June 30, 2023, compared to $1.0 billion for the three months ended June 30, 2022. The increase in insurance premiums was primarily due to increases in property/short tail business and other specialty lines of business. Net written premiums increased by 8.9% to $816 million for the three months ended June 30, 2023, compared to $750 million for the three months ended June 30, 2022. The higher percentage of net written premiums compared to gross written premiums was mainly due to business mix and higher retention in certain lines of business. Premiums earned increased 8.3% to $714 million for the three months ended June 30, 2023, compared to $659 million for the three months ended June 30, 2022.

Gross written premiums increased by 5.8% to $2.0 billion for the six months ended June 30, 2023, compared to $1.9 billion for the six months ended June 30, 2022. The increase in insurance premiums reflects increases in property/short tail business and other specialty lines of business. Net written premiums increased by 10.7% to $1.5 billion for the six months ended June 30, 2023, compared to $1.4 billion for the six months ended June 30, 2022. The higher percentage of net written premiums compared to gross written premiums was mainly due to business mix and higher retention in certain lines of business. Premiums earned increased by 10.7% to $1.4 billion for the six months ended June 30, 2023, compared to $1.3 billion for the six months ended June 30, 2022. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$461	64.6%		$—	—%		461	64.6%
Catastrophes	—	—%		—	(0.1)%		(1)	(0.1)%
Total Segment	$461	64.6%		$—	(0.1)%		$460	64.5%

2022
Attritional	$424	64.3%		$—	—%		424	64.3%
Catastrophes	5	0.8%		—	—%		5	0.7%
Total Segment	$429	65.0%		$—	—%		$429	65.0%

Variance 2023/2022
Attritional	$37	0.3	pts	$—	—	pts	$37	0.3	pts
Catastrophes	(5)	(0.8)	pts	—	—	pts	(6)	(0.8)	pts
Total Segment	$32	(0.5)	pts	$—	—	pts	$32	(0.5)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$927	65.5%		$(2)	(0.2)%		925	65.3%
Catastrophes	1	0.1%		(1)	(0.1)%		1	—%
Total Segment	$929	65.6%		$(3)	(0.3)%		$925	65.4%

2022
Attritional	$825	64.5%		$—	—%		824	64.5%
Catastrophes	10	0.8%		(1)	—%		9	0.7%
Total Segment	$835	65.3%		$(1)	-0.1%		$834	65.2%

Variance 2023/2022
Attritional	$103	1.0	pts	$(2)	(0.1)	pts	101	0.9	pts
Catastrophes	(9)	(0.7)	pts	—	—	pts	(9)	(0.7)	pts
Total Segment	$94	0.3	pts	$(2)	(0.2)	pts	$92	0.2	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 7.5% to $460 million for the three months ended June 30, 2023, compared to $429 million for the three months ended June 30, 2022, mainly due to an increase of $37 million in current year attritional losses which is primarily related to a change in mix of business. There were no current year catastrophe losses for the three months ended June 30, 2023. The $5 million of current year catastrophe losses for the three months ended June 30, 2022, related to the 2022 2nd quarter U.S. storms.

Incurred losses and LAE increased by 11.0% to $925 million for the six months ended June 30, 2023 compared to $834 million for the six months ended June 30, 2022, mainly due to an increase of $103 million in current year attritional losses which is primarily related to a change in mix of business. The $1 million of current year catastrophe losses for the six months ended June 30, 2023, related to the 2023 New Zealand storms. The $10 million of current year catastrophe losses for the six months ended June 30, 2022, related to the 2022 2nd quarter U.S. storms ($5 million) and the 2022 March U.S. storms ($5 million).
Segment Expenses. Commission and brokerage expenses decreased by 9.3% to $70 million for the three months ended June 30, 2023 compared to $77 million for the three months ended June 30, 2022. Commission and brokerage expenses decreased by 0.6% to $145 million for the six months ended June 30, 2023 compared to $146 million for the six months ended June 30, 2022. These decreases were mainly due to changes in the mix of business.
Segment other underwriting expenses increased to $100 million for the three months ended June 30, 2023, compared to $88 million for the three months ended June 30, 2022. Segment other underwriting expenses increased to $200 million for the six months ended June 30, 2023, compared to $175 million for the six months ended June 30, 2022. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at June 30, 2023 and December 31, 2022 was $6.3 billion and $5.7 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

Our main operating company, Everest Re, is regulated by the State of Delaware’s Department of Insurance. The regulatory body has its own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions.

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

We maintain our own economic capital models to monitor and project our overall capital, as well as the capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.

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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $914 million and $948 million for the six months ended June 30, 2023 and 2022, respectively.

If disbursements for losses and LAE, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from reinsurance and insurance operations would be negative. The effect on cash flow from insurance operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities of both short-term investments and longer-term maturities are available to supplement other operating cash flows. We do not expect to supplement negative insurance operations cash flows with investment dispositions.

As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2023 and December 31, 2022, we held cash and short-term investments of $1.6 billion and $1.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2023, we had $799 million of fixed maturity securities - available for sale maturing within one year or less, $3.4 billion maturing within one to five years and $3.1 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At June 30, 2023, we had $882 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $919 million of pre-tax unrealized depreciation and $37 million of pre-tax unrealized appreciation.

Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing. However, given the catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has ample liquidity to settle its catastrophe claims and/or any payments due for its catastrophe bond program.
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
Interest Rate Risk. Our $21.1 billion investment portfolio at June 30, 2023 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $2.2 billion of mortgage-backed securities in the $15.0 billion fixed maturity portfolio.

Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.1 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimate on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the fair value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At June 30, 2023
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$16,791	$16,438	$16,084	$15,731	$15,378
Fair Value Change from Base (%)	4.4%	2.2%	—%	(2.2)%	(4.4)%
Change in Unrealized Appreciation
After-tax from Base ($)	$558	$279	$—	$(279)	$(558)
We had $15.5 billion and $15.0 billion of gross reserves for losses and LAE as of June 30, 2023 and December 31, 2022, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
Equity Risk. Equity risk is the potential change in fair value of the common stock, preferred stock and mutual fund portfolios arising from changing prices. Our equity investments consist of a diversified portfolio of individual securities. The primary objective of the equity portfolio is to obtain greater total return relative to our core bonds over time through market appreciation and income.
The table below displays the impact on fair value and after-tax change in fair value of a 10% and 20% change in equity prices up and down for the periods indicated:

	Impact of Percentage Change in Equity Fair Values At June 30, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$134	$150	$167	$184	$201
After-tax Change in Fair Value	(26)	(13)	—	13	26
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

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include:
•the effects of catastrophic and pandemic events on our financial statements;
•estimates of our catastrophe exposure;
•information regarding our reserves for losses and LAE;
•our failure to accurately assess underwriting risk;
•decreases in pricing for property and casualty reinsurance and insurance;
•our ability to maintain our financial strength ratings;
•the failure of our insured, intermediaries and reinsurers to satisfy their obligations;
•our inability or failure to purchase reinsurance;
•consolidation of competitors, customers and insurance and reinsurance brokers;
•the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;
•our ability to retain our key executive officers and to attract or retain the executives and employees necessary to manage our business;
•the performance of our investment portfolio;
•our ability to determine any impairments taken on our investments;
•foreign currency exchange rate fluctuations;
•the effect of cybersecurity risks, including technology breaches or failure, on our business;
•the CARES Act;
•the impact of the Tax Cut and Jobs Act; and
•the adequacy of capital in relation to regulatory required capital.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. See “Market Sensitive Instruments” in PART I – ITEM 2.
ITEM 4.  CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION
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

Dated: August 10, 2023