Form 10-Q
period 2023-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2023-11-08
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2023
Common Shares, $0.01 par value	1,000
The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions, except share amounts and par value per share)	2023	2022
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$14,434	$12,671
(amortized cost: 2023, $15,520; 2022, $13,699, credit allowances: 2023, $(58); 2022, $(46))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2023, $759; 2022, $793, net of credit allowances: 2023, $(8); 2022, $(9))	782	811
Equity securities, at fair value	79	194
Other invested assets	2,916	2,754
Other invested assets, at fair value	1,440	1,472
Short-term investments	1,660	812
Cash	531	481
Total investments and cash	21,841	19,195
Notes receivable - affiliated	—	840
Accrued investment income	212	150
Premiums receivable (net of credit allowances:2023, $(25); 2022, $(21))	2,106	1,721
Reinsurance recoverables - unaffiliated (net of credit allowances: 2023, $(22); 2022, $(21))	1,981	1,841
Reinsurance recoverables - affiliated	1,650	1,935
Income tax asset, net	328	288
Funds held by reinsureds	302	303
Deferred acquisition costs	596	499
Prepaid reinsurance premiums	580	463
Other assets (net of credit allowances: 2023, $(8); 2022, $(5))	838	722
TOTAL ASSETS	$30,434	$27,957

LIABILITIES:
Reserve for losses and loss adjustment expenses	$15,669	$14,977
Unearned premium reserve	3,761	3,177
Funds held under reinsurance treaties	57	43
Amounts due to reinsurers	651	436
Losses in course of payment	233	77
Senior notes	2,348	2,347
Long-term notes	218	218
Borrowings from FHLB	519	519
Accrued interest on debt and borrowings	41	19
Unsettled securities payable	111	1
Other liabilities	438	489
Total liabilities	24,047	22,303

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2023 and 2022)	—	—
Additional paid-in capital	1,102	1,102
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $(236) at 2023 and $(225) at 2022	(886)	(848)
Retained earnings	6,171	5,400
Total stockholder's equity	6,388	5,654
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$30,434	$27,957
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,139	$2,104	$6,339	$5,887
Net investment income	278	124	711	457
Total net gains (losses) on investments	(59)	(237)	(59)	(842)
Other income (expense)	2	7	(12)	(2)
Total revenues	2,361	1,998	6,979	5,500

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,471	2,094	4,190	4,624
Commission, brokerage, taxes and fees	454	423	1,323	1,216
Other underwriting expenses	149	127	424	365
Corporate expenses	8	5	18	17
Interest, fees and bond issue cost amortization expense	34	26	99	74
Total claims and expenses	2,115	2,675	6,053	6,296

INCOME (LOSS) BEFORE TAXES	246	(677)	926	(796)
Income tax expense (benefit)	25	(135)	154	(170)

NET INCOME (LOSS)	$222	$(542)	$771	$(626)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(124)	(282)	(56)	(1,087)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	11	40	26	48
Total URA(D) on securities arising during the period	(113)	(242)	(31)	(1,039)

Foreign currency translation adjustments	(11)	(29)	(9)	(41)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—	1	2
Total benefit plan net gain (loss) for the period	—	—	1	2
Total other comprehensive income (loss), net of tax	(124)	(271)	(38)	(1,078)

COMPREHENSIVE INCOME (LOSS)	$97	$(813)	$733	$(1,704)
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share amounts)	2023	2022	2023	2022
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,102	$1,102	$1,102	$1,102
Balance, end of period	1,102	1,102	1,102	1,102

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(762)	(716)	(848)	91
Net increase (decrease) during the period	(124)	(271)	(38)	(1,078)
Balance, end of period	(886)	(987)	(886)	(987)

RETAINED EARNINGS:
Balance, beginning of period	5,950	5,760	5,400	5,845
Net income (loss)	222	(542)	771	(626)
Balance, end of period	6,171	5,219	6,171	5,219

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$6,388	$5,334	$6,388	$5,334
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$771	$(626)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(389)	(50)
Decrease (increase) in funds held by reinsureds, net	15	7
Decrease (increase) in reinsurance recoverables	143	40
Decrease (increase) in income taxes	(24)	(341)
Decrease (increase) in prepaid reinsurance premiums	(117)	(30)
Increase (decrease) in reserve for losses and loss adjustment expenses	701	1,791
Increase (decrease) in unearned premiums	587	159
Increase (decrease) in amounts due to reinsurers	215	45
Increase (decrease) in losses in course of payment	157	(131)
Change in equity adjustments in limited partnerships	(61)	(94)
Distribution of limited partnership income	38	72
Change in other assets and liabilities, net	(300)	(62)
Non-cash compensation expense	29	28
Amortization of bond premium (accrual of bond discount)	(24)	21
Net (gains) losses on investments	59	842
Net cash provided by (used in) operating activities	1,799	1,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	818	1,124
Proceeds from fixed maturities sold - available for sale	318	812
Proceeds from fixed maturities matured/called/repaid - held to maturity	59	18
Proceeds from equity securities sold	126	1,016
Distributions from other invested assets	90	126
Cost of fixed maturities acquired - available for sale	(2,996)	(3,358)
Cost of fixed maturities acquired - held to maturity	(23)	(105)
Cost of equity securities acquired	(1)	(949)
Cost of other invested assets acquired	(234)	(224)
Net change in short-term investments	(821)	243
Net change in unsettled securities transactions	112	79
Proceeds from repayment (cost of issuance) of notes receivable - affiliated	840	(215)
Net cash provided by (used in) investing activities	(1,711)	(1,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(29)	(28)
Cost of debt repurchase	—	(6)
Net cash provided by (used in) financing activities	(29)	(34)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	(25)

Net increase (decrease) in cash	50	179
Cash, beginning of period	481	699
Cash, end of period	$531	$878

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$181	$170
Interest paid	75	51

NON-CASH TRANSACTIONS
Reclassification of specific investments from fixed maturity securities, available for sale at fair value	$—	$722
to fixed maturity securities, held to maturity at amortized cost net of credit allowances
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2023 and 2022
1.  GENERAL
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
2.  BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022, 2021 and 2020, included in the Company’s most recent Form 10-K filing.
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
Application of Recently Issued Accounting Standard Changes.
The Company did not adopt any new accounting standards that had a material impact during the three and nine months ended September 30, 2023. The Company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no accounting standards issued in the nine months ended September 30, 2023, that are expected to have a material impact on Holdings.
Application of Methods and Assumption Changes.

During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium during the three and nine months ended September 30, 2023 periods and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.

3. INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At September 30, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$450	$—	$—	$(38)	$412
Obligations of U.S. states and political subdivisions	406	(1)	—	(42)	363
Corporate securities	4,577	(57)	11	(371)	4,160
Asset-backed securities	5,029	—	14	(63)	4,980
Mortgage-backed securities
Commercial	626	—	—	(70)	556
Agency residential	1,777	—	—	(240)	1,537
Non-agency residential	216	—	—	(9)	207
Foreign government securities	749	—	1	(66)	683
Foreign corporate securities	1,690	(1)	2	(157)	1,534
Total fixed maturity securities - available for sale	$15,520	$(58)	$29	$(1,057)	$14,434
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$575	$—	$—	$(40)	$535
Obligations of U.S. states and political subdivisions	444	—	2	(32)	413
Corporate securities	3,913	(45)	14	(322)	3,561
Asset-backed securities	4,111	—	5	(165)	3,951
Mortgage-backed securities
Commercial	569	—	—	(59)	509
Agency residential	1,792	—	3	(167)	1,628
Non-agency residential	3	—	—	—	3
Foreign government securities	696	—	2	(61)	637
Foreign corporate securities	1,597	(1)	4	(167)	1,433
Total fixed maturity securities - available for sale	$13,699	$(46)	$30	$(1,013)	$12,671
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At September 30, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$156	$(2)	$1	$(9)	$146
Asset-backed securities	595	(5)	3	(18)	574
Mortgage-backed securities
Commercial	15	—	—	—	15
Foreign corporate securities	24	(1)	1	—	24
Total fixed maturity securities - held to maturity	$791	$(8)	$4	$(27)	$759
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$152	$(2)	$—	$(6)	$144
Asset-backed securities	634	(6)	2	(15)	614
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	28	(1)	2	—	28
Total fixed maturity securities - held to maturity	$820	$(9)	$3	$(22)	$793
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$803	$774	$581	$563
Due after one year through five years	3,632	3,368	3,684	3,429
Due after five years through ten years	2,046	1,802	2,003	1,760
Due after ten years	1,391	1,210	958	827
Asset-backed securities	5,029	4,980	4,111	3,951
Mortgage-backed securities
Commercial	626	556	569	509
Agency residential	1,777	1,537	1,792	1,628
Non-agency residential	216	207	3	3
Total fixed maturity securities - available for sale	$15,520	$14,434	$13,699	$12,671
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$5	$5	$5	$5
Due after one year through five years	64	62	63	61
Due after five years through ten years	44	41	43	41
Due after ten years	68	62	68	65
Asset-backed securities	595	574	634	614
Mortgage-backed securities
Commercial	15	15	7	7
Total fixed maturity securities - held to maturity	$791	$759	$820	$793
(Some amounts may not reconcile due to rounding.)
During the third quarter of 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity – available for sale portfolio to its fixed maturity – held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of September 30, 2023, these securities had an unrealized loss of $44 million, which remained in accumulated other comprehensive income (“AOCI”) on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.

The Company evaluated fixed maturity securities classified as held to maturity for current expected credit losses as of September 30, 2023 utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. These fixed maturities classified as held to maturity are of a high credit quality and are all rated investment grade as of September 30, 2023.
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(144)	$(307)	$(39)	$(1,315)
Change in URA(D), pre-tax	(144)	(307)	(39)	(1,315)
Deferred tax benefit (expense)	30	65	8	276
Change in URA(D), net of deferred taxes, included in stockholder's equity	$(113)	$(242)	$(31)	$(1,039)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2023 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$28	$(1)	$384	$(37)	$412	$(38)
Obligations of U.S. states and political subdivisions	108	(3)	206	(39)	314	(42)
Corporate securities	1,386	(120)	2,217	(249)	3,603	(369)
Asset-backed securities	747	(20)	2,177	(43)	2,923	(63)
Mortgage-backed securities
Commercial	84	(1)	472	(69)	556	(70)
Agency residential	393	(20)	1,143	(220)	1,536	(240)
Non-agency residential	163	(9)	3	—	166	(9)
Foreign government securities	137	(5)	504	(61)	642	(66)
Foreign corporate securities	313	(12)	1,105	(145)	1,418	(157)
Total	3,359	(193)	8,210	(862)	11,569	(1,055)
Securities where an allowance for credit loss was recorded	—	(1)	—	(1)	1	(1)
Total fixed maturity securities - available for sale	$3,360	$(194)	$8,210	$(863)	$11,569	$(1,057)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at September 30, 2023 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$96	$(1)	$593	$(15)	$688	$(16)
Due in one year through five years	477	(20)	2,447	(245)	2,923	(265)
Due in five years through ten years	584	(30)	1,098	(212)	1,682	(242)
Due after ten years	816	(93)	278	(58)	1,094	(151)
Asset-backed securities	747	(20)	2,177	(43)	2,923	(63)
Mortgage-backed securities	640	(31)	1,617	(288)	2,257	(319)
Total	3,359	(193)	8,210	(862)	11,569	(1,055)
Securities where an allowance for credit loss was recorded	—	(1)	—	(1)	1	(1)
Total fixed maturity securities - available for sale	$3,360	$(194)	$8,210	$(863)	$11,569	$(1,057)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at September 30, 2023 were $11.6 billion and $1.1 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at September 30, 2023, amounted to less than 2.9% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at September 30, 2023 comprised less than 0.5% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $194 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and agency residential mortgage-backed securities. Of these unrealized losses, $162 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $863 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, agency residential and commercial mortgage-backed securities (“CMBS”), as well as foreign government securities and asset-backed securities. Of these unrealized losses, $819 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of September 30, 2023, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2022 were $11.2 billion and $1.0 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at December 31, 2022, amounted to less than 4.3% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.6% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $591 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset-backed securities, as well as commercial and agency residential mortgage-backed securities. Of these unrealized losses, $520 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $421 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage-backed securities. Of these unrealized losses, $392 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturities	$214	$129	$587	$339
Equity securities	1	7	3	15
Short-term investments and cash	24	4	51	4
Other invested assets
Limited partnerships	31	(25)	30	63
Dividends from preferred shares of affiliate	8	8	23	23
Other	15	11	42	37
Gross investment income before adjustments	291	132	736	482
Funds held interest income (expense)	1	1	3	5
Interest income from Group	—	3	7	7
Gross investment income	292	137	745	494
Investment expenses	14	13	35	37
Net investment income	$278	$124	$711	$457
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
The Company had contractual commitments to invest up to an additional $1.1 billion in limited partnerships and private placement loan securities at September 30, 2023. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2027.

During the fourth quarter of 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $984 million and $939 million as of September 30, 2023 and December 31, 2022, respectively.
The Company participates in a private placement liquidity sweep facility (“the facility”). The primary purpose of the facility is to enhance the Company’s return on its short-term investments and cash positions. The facility invests in high quality, short-duration securities and permits daily liquidity. The Company consolidates its participation in the facility. As of September 30, 2023, the fair value of investments in the facility consolidated within the Company’s balance sheets was $316 million.
Other invested assets, at fair value, as of September 30, 2023 and December 31, 2022, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of September 30, 2023 and December 31, 2022, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2023 and December 31, 2022 is limited to the total carrying value of $2.9 billion and $2.8 billion, respectively, which are included in general and limited partnerships and other alternative investments in Other Invested Assets in the Company's Consolidated Balance Sheets. As of September 30, 2023, the Company has outstanding commitments totaling $1.0 billion whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturity securities
Allowances for credit losses	$(1)	$(12)	$(12)	$(12)
Net realized gains (losses) from dispositions	(12)	(45)	(21)	(60)
Equity securities, fair value
Net realized gains (losses) from dispositions	1	57	8	19
Gains (losses) from fair value adjustments	(13)	(134)	(2)	(451)
Other invested assets	—	6	—	10
Other invested assets, fair value
Gains (losses) from fair value adjustments	(34)	(111)	(32)	(350)
Short-term investment gains (losses)	—	1	—	1
Total net gains (losses) on investments	$(59)	$(237)	$(59)	$(842)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Corporate Securities	Municipals	Foreign Corporate Securities	Total	Corporate Securities	Municipals	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(55)	$—	$(1)	$(57)	$(45)	$—	$(1)	$(46)
Credit losses on securities where credit
losses were not previously recorded	(3)	—	—	(3)	(17)	—	—	(17)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	2	—	—	2	5	—	—	5
Balance, end of period	$(57)	$(1)	$(1)	$(58)	$(57)	$(1)	$(1)	$(58)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(26)	$—	$(2)	$(27)	$(19)	$(8)	$—	$(27)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	(7)	—	(1)	(8)
Increases in allowance on previously
impaired securities	(3)	—	—	(3)	(4)	—	—	(4)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	1	8	1	9
Balance, end of period	$(29)	$—	$(1)	$(30)	$(29)	$—	$(1)	$(30)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(6)	$(1)	$(8)	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Credit losses on securities where credit
losses were not previously recorded	(2)	(6)	(1)	(9)	(2)	(6)	(1)	(9)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(6)	$(1)	$(9)	$(2)	$(6)	$(1)	$(9)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from dispositions of fixed maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Proceeds from sales of fixed maturity securities - available for sale	$209	$301	$318	$812
Gross gains from dispositions	1	1	4	7
Gross losses from dispositions	(13)	(46)	(25)	(67)

Proceeds from sales of equity securities	$80	$591	$126	$1,016
Gross gains from dispositions	2	59	8	67
Gross losses from dispositions	—	(2)	—	(48)
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
The Company’s fixed maturity and equity securities are primarily managed by third-party investment asset managers. The investment asset managers managing publicly traded securities obtain prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. They use pricing applications that vary by asset class and incorporate available market information, and when fixed maturity securities do not trade on a daily basis, the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third-party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. At September 30, 2023, $1.9 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations. At December 31, 2022, $1.7 billion of fixed maturities were fair valued using unobservable inputs.
The Company internally manages a portfolio of assets which had a fair value at September 30, 2023 and December 31, 2022 of $5.0 billion and $2.7 billion, respectively, primarily comprised of collateralized loan obligations included in asset-backed securities and U.S. treasury fixed maturities. All prices for these securities were obtained from publicly published sources or nationally recognized pricing vendors.
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
Fixed maturity securities listed in the tables below are generally categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values are provided by the third-party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
In addition to the valuations from investment managers, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third-party investment asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$412	$—	$412	$—
Obligations of U.S. states and political subdivisions	363	—	363	—
Corporate securities	4,160	—	3,436	725
Asset-backed securities	4,980	—	3,800	1,180
Mortgage-backed securities
Commercial	556	—	556	—
Agency residential	1,537	—	1,537	—
Non-agency residential	207	—	207	—
Foreign government securities	683	—	683	—
Foreign corporate securities	1,534	—	1,518	16
Total fixed maturities - available for sale	14,434	—	12,513	1,921

Equity securities, fair value	79	58	21	—
Other invested assets, fair value	1,440	—	—	1,440
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$535	$—	$535	$—
Obligations of U.S. states and political subdivisions	413	—	413	—
Corporate securities	3,561	—	2,846	715
Asset-backed securities	3,951	—	2,957	994
Mortgage-backed securities
Commercial	509	—	509	—
Agency residential	1,628	—	1,628	—
Non-agency residential	3	—	3	—
Foreign government securities	637	—	637	—
Foreign corporate securities	1,433	—	1,417	16
Total fixed maturities - available for sale	12,671	—	10,946	1,725

Equity securities, fair value	194	132	63	—
Other invested assets, fair value	1,472	—	—	1,472
(Some amounts may not reconcile due to rounding.)
In addition, $284 million and $292 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$711	$1,115	$16	$1,842	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings	1	—	—	1	3	—	—	3
Included in other comprehensive income (loss)	—	(3)	—	(3)	(5)	7	—	2
Purchases, issuances and settlements	12	68	—	80	12	179	—	191
Transfers in/(out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—	—	—	—	—
Ending balance of fixed maturities	$725	$1,180	$16	$1,921	$725	$1,180	$16	$1,921

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$1	$—	$—	$1
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
(Dollars in millions)	Corporate Securities	Asset Backed Securities	CMBS	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	CMBS	Foreign Corporate	Total
Beginning balance of fixed maturities	$862	$1,255	$6	$40	$2,163	$730	$1,251	$—	$16	$1,997
Total gains or (losses) (realized/unrealized)
Included in earnings	(3)	—	—	—	(3)	(6)	—	—	—	(6)
Included in other comprehensive income (loss)	(6)	65	—	—	59	(13)	(11)	—	(4)	(28)
Purchases, issuances and settlements	27	159	—	—	186	42	387	6	8	443
Transfers in/(out) of Level 3 and reclassification of securities in/(out) investment categories	(163)	(587)	(6)	(24)	(779)	(35)	(735)	(6)	(4)	(779)
Ending balance of fixed maturities	$719	$893	$—	$16	$1,628	$719	$893	$—	$16	$1,628

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3)	$—	$—	$—	$(3)	$(8)	$8	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and nine months ended September 30, 2023.
The $779 million shown as transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories for the three and nine months ended September 30, 2022 relate mainly to previously designated Level 3 securities that the Company has reclassified from “fixed maturities – available for sale” to “fixed maturities – held to maturity” during the third quarter of 2022. As “fixed maturities – held to maturity" are carried at amortized cost, net of credit allowances rather than at fair value as “fixed maturities – available for sale”, these securities are no longer included within the fair value hierarchy table or in the roll forward of Level 3 securities. The fair values of these securities are determined in a similar manner as the Company’s fixed maturity securities available for sale as described above. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy as of September 30, 2022.
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

5. RESERVES FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is summarized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Gross reserves beginning of period	$14,977	$13,121
Less reinsurance recoverables on unpaid losses	(3,684)	(3,651)
Net reserves beginning of period	11,294	9,470

Incurred related to:
Current year	4,159	4,606
Prior years	31	18
Total incurred losses and LAE	4,190	4,624

Paid related to:
Current year	1,737	1,502
Prior years	1,380	1,303
Total paid losses and LAE	3,118	2,805

Foreign exchange/translation adjustment	—	(70)

Net reserves end of period	12,365	11,221
Plus reinsurance recoverables on unpaid losses	3,304	3,628
Gross reserves end of period	$15,669	$14,849
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $4.2 billion and $4.6 billion for the nine months ended September 30, 2023 and 2022, respectively. Gross and net reserves increased for the nine months ended September 30, 2023, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $275 million in 2023 current year attritional losses compared to 2022, offset by a decrease of $723 million in current year catastrophe losses in 2023. Prior year incurred development of $31 million is primarily driven by the commutation of stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019. Additional details can be found within Note 13.
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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$1,985	$884	$2,869	$5,420	$2,860	$8,280
Net written premiums	1,703	647	2,350	4,656	2,153	6,809

Premiums earned	$1,437	$702	$2,139	$4,220	$2,118	$6,339
Incurred losses and LAE	1,010	460	1,471	2,804	1,386	4,190
Commission and brokerage	378	76	454	1,102	221	1,323
Other underwriting expenses	46	103	149	121	303	424
Underwriting gain (loss)	$3	$63	$66	$194	$208	$402

Net investment income			278			711
Net gains (losses) on investments			(59)			(59)
Corporate expenses			(8)			(18)
Interest, fee and bond issue cost amortization expense			(34)			(99)
Other income (expense)			2			(12)
Income (loss) before taxes			$246			$926
(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$1,681	$905	$2,585	$4,454	$2,773	$7,227
Net written premiums	1,506	722	2,228	3,936	2,083	6,019

Premiums earned	$1,398	$706	$2,104	$3,902	$1,985	$5,887
Incurred losses and LAE	1,531	564	2,094	3,227	1,398	4,624
Commission and brokerage	337	85	423	985	231	1,216
Other underwriting expenses	33	94	127	97	269	365
Underwriting gain (loss)	$(504)	$(37)	$(541)	$(406)	$87	$(319)

Net investment income			124			457
Net gains (losses) on investments			(237)			(842)
Corporate expenses			(5)			(17)
Interest, fee and bond issue cost amortization expense			(26)			(74)
Other income (expense)			7			(2)
Income (loss) before taxes			$(677)			$(796)
(Some amounts may not reconcile due to rounding)
7. SENIOR NOTES
The table below displays Holdings’ outstanding senior notes. Fair value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$331	$397	$343
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	642	981	677
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	595	969	627
			$2,400	$2,348	$1,567	$2,347	$1,647
(Some amounts may not reconcile due to rounding.)

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2023	2022	2023	2022
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$15	$15
3.5% Senior notes	semi-annually	April 15/October 15	9	9	26	26
3.125% Senior notes	semi-annually	April 15/October 15	8	8	24	24
			$22	$22	$65	$65
(Some amounts may not reconcile due to rounding.)
8. LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					September 30, 2023		December 31, 2022
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Long-term subordinated notes	4/26/2007	$400	5/15/2037	5/1/2067	$218	$197	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 15, 2023 to November 14, 2023 is 8.01%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month CME Term SOFR plus a spread.
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
Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Interest expense incurred	$4	$3	$12	$6
9. FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2023, Everest Re had admitted assets of approximately $25 billion which provides borrowing capacity in excess of $2.5 billion. As of September 30, 2023, Everest Re had $519 million of borrowings outstanding, all of which expires in 2023. Everest Re incurred interest expense of $7 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Everest Re incurred interest expense of $21 million and $2 million for the nine months ended September 30, 2023 and 2022, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock.

10. COLLATERALIZED REINSURANCE AND TRUST AGREEMENTS
A subsidiary of the Company, Everest Re, has established a trust agreement, which effectively uses Everest Re’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At September 30, 2023, the total amount on deposit in the trust account was $702 million, which included $100 million of restricted cash.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	150	Occurrence
Series 2019-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2023	275	Aggregate
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
	Total available limit as of September 30, 2023			$1,800
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses. As of September 30, 2023, the Company had up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. PCS’s current industry estimate of $48.4 billion issued in October 2023 exceeds the attachment point. As of September 30, 2023, the recovery under the CAT Bond, included in the Company’s financial results, is currently estimated to be $20 million, subject to further revision of the industry loss estimate.
Kilimanjaro has financed the various property catastrophe reinsurance coverages by issuing catastrophe bonds to unrelated, external investors. The proceeds from the issuance of the catastrophe bonds are held in reinsurance trusts throughout the duration of the applicable reinsurance agreements and invested solely in U.S. government money market funds with a rating of at least “AAAm” by Standard & Poor’s. The catastrophe bonds’ issue dates, maturity dates and amounts correspond to the reinsurance agreements listed above.
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

12. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(157)	$33	$(124)	$(72)	$15	$(56)
Reclassification of net realized losses (gains) included in net income (loss)	14	(3)	11	33	(7)	26
Foreign currency translation adjustments	(14)	3	(11)	(11)	2	(9)
Reclassification of amortization of net gain (loss) included in net income (loss)	1	—	—	2	—	1
Total other comprehensive income (loss)	$(157)	$33	$(124)	$(48)	$10	$(38)
(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(357)	$75	$(282)	$(1,376)	$288	$(1,087)
Reclassification of net realized losses (gains) included in net income (loss)	50	(11)	40	61	(13)	48
Foreign currency translation adjustments	(37)	8	(29)	(52)	11	(41)
Reclassification of amortization of net gain (loss) included in net income (loss)	—	—	—	3	(1)	2
Total other comprehensive income (loss)	$(343)	$72	$(271)	$(1,364)	$285	$(1,078)
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2023	2022	2023	2022
(Dollars in millions)
URA(D) on securities	$14	$50	$33	$61	Other net gains (losses) on investments
	(3)	(11)	(7)	(13)	Income tax expense (benefit)
	$11	$40	$26	$48	Net income (loss)

Benefit plan net gain (loss)	$1	$—	$2	$3	Other underwriting expenses
	—	—	—	(1)	Income tax expense (benefit)
	$—	$—	$1	$2	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Beginning balance of URA(D) on securities	$(734)	$(675)	$(816)	$122
Current period change in URA(D) of investments - non-credit related	(113)	(242)	(31)	(1,039)
Ending balance of URA(D) on securities	(847)	(917)	(847)	(917)

Beginning balance of foreign currency translation adjustments	4	8	2	20
Current period change in foreign currency translation adjustments	(11)	(29)	(9)	(41)
Ending balance of foreign currency translation adjustments	(7)	(21)	(7)	(21)

Beginning balance of benefit plan net gain (loss)	(32)	(49)	(33)	(51)
Current period change in benefit plan net gain (loss)	—	—	1	2
Ending balance of benefit plan net gain (loss)	(32)	(49)	(32)	(49)

Ending balance of accumulated other comprehensive income (loss)	$(886)	$(987)	$(886)	$(987)
(Some amounts may not reconcile due to rounding.)
13. RELATED-PARTY TRANSACTIONS

The table below displays long-term note agreements that Group entered into with Everest Re for the periods indicated. These transactions are presented as Notes Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. All note agreements listed were repaid in full during the second quarter of 2023 and are no longer outstanding as of September 30, 2023. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				September 30, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
1.69% Long-term Note	12/17/2019	12/17/2028	$300	$—	$—	$300	$242
1.00% Long-term Note	8/5/2021	8/5/2030	200	—	—	200	151
3.11% Long-term Note	6/14/2022	6/14/2052	215	—	—	215	171
4.34%Long-term Note	12/12/2022	12/12/2052	125	—	—	125	125
			$840	$—	$—	$840	$689
(Some amounts may not reconcile due to rounding)

Interest income recognized in connection with these long-term notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Received	Receivable Dates	2023	2022	2023	2022
1.69% Long-term Note	annually	December 17	$—	$1	$2	$4
1.00% Long-term Note	annually	August 5	—	1	1	2
3.11% Long-term Note	annually	June 14	—	2	3	2
4.34% Long-term Note	annually	December 12	—	—	2	—
			$—	$3	$7	$7
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Dividends received on preferred stock of affiliate	$8	$8	$23	$23
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
The table below represents affiliated quota share reinsurance agreements for all new and renewal business for the indicated coverage period:

(Dollars in millions)
Coverage Period	Ceding Company	Percent Ceded	Assuming Company	Type of Business	Single Occurrence Limit		Aggregate Limit
01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	property / casualty business	150		325
01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	property / casualty business	150		300
01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	property / casualty business	100		200
01/01/2015-12/31/2016	Everest Re	50.0%	Bermuda Re	property / casualty business	163		325
01/01/2017-12/31/2017	Everest Re	60.0%	Bermuda Re	property / casualty business	219		438
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350	(1)	—
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	property business	350	(1)	—
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	206	(1)	413	(1)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	150	(1)	413	(1)
01/01/2014-12/31/2017	Everest Re- Canadian Branch	75.0%	Bermuda Re	property / casualty business	263	(1)	413	(1)
01/01/2012-12/31/2017	Everest Canada	80.0%	Everest Re- Canadian Branch	property business	—		—
01/01/2018	Everest International Assurance	100.0%	Bermuda Re	life business	—		—
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
The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023. The commutations of the agreements resulted in the recognition of an aggregate loss of $37 million for Everest Re.
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
The table below represents loss portfolio transfer (“LPT”) reinsurance agreements whereby net insurance exposures and reserves were transferred to an affiliate:

(Dollars in millions)
Effective Date	Transferring Company	Assuming Company	% of Business or Amount of Transfer	Covered Period of Transfer
10/01/2001	Everest Re (Belgium Branch)	Bermuda Re	100%	All years
10/01/2008	Everest Re	Bermuda Re	$747	01/01/2002-12/31/2007
12/31/2017	Everest Re	Bermuda Re	$970	All years
On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of September 30, 2023 and December 31, 2022, the Company has a reinsurance recoverable of $804 million and $804 million, respectively, recorded on its balance sheet due from Bermuda Re.
The following tables summarize the significant premiums and losses ceded and assumed by the Company to affiliated entities:

Bermuda Re	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Ceded written premiums	$107	$95	$321	$279
Ceded earned premiums	107	95	321	279
Ceded losses and LAE	(40)	(2)	(49)	(1)

Assumed written premiums	1	—	5	3
Assumed earned premiums	1	—	4	5
Assumed losses and LAE	—	—	—	—

Ireland Re	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Assumed written premiums	$3	$2	$9	$6
Assumed earned premiums	3	2	9	6
Assumed losses and LAE	1	(4)	2	(2)

Ireland Insurance	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Assumed written premiums	$1	$3	$13	$7
Assumed earned premiums	4	2	14	6
Assumed losses and LAE	1	1	4	3

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Ceded written premiums	$76	$60	$158	$122
Ceded earned premiums	65	51	147	122
Ceded losses and LAE	17	82	49	142
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
The recent emergence of the Middle East war and the ongoing war in the Ukraine are evolving events. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals in numerous countries, including the United States. The significant political and economic uncertainty surrounding these wars and associated sanctions have impacted economic and investment markets both within Russia, Ukraine, the Middle East region, and around the world.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2023	2022		2023	2022
Gross written premiums	$2,869	$2,585	11.0%	$8,280	$7,227	14.6%
Net written premiums	2,350	2,228	5.5%	6,809	6,019	13.1%

REVENUES:
Premiums earned	$2,139	$2,104	1.7%	$6,339	$5,887	7.7%
Net investment income	278	124	NM	711	457	55.5%
Net gains (losses) on investments	(59)	(237)	(75.1)%	(59)	(842)	(93.0)%
Other income (expense)	2	7	(63.2)%	(12)	(2)	NM
Total revenues	2,361	1,998	18.2%	6,979	5,500	26.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,471	2,094	(29.8)%	4,190	4,624	(9.4)%
Commission, brokerage, taxes and fees	454	423	7.3%	1,323	1,216	8.8%
Other underwriting expenses	149	127	17.0%	424	365	16.1%
Corporate expenses	8	5	54.4%	18	17	7.3%
Interest, fees and bond issue cost amortization expense	34	26	33.4%	99	74	33.8%
Total claims and expenses	2,115	2,675	(21.0)%	6,053	6,296	(3.9)%

INCOME (LOSS) BEFORE TAXES	246	(677)	NM	926	(796)	NM
Income tax expense (benefit)	25	(135)	NM	154	(170)	NM
NET INCOME (LOSS)	$222	$(542)	NM	$771	$(626)	NM

RATIOS:			Point Change			Point Change
Loss ratio	68.8%	99.6%	(30.8)	66.1%	78.6%	(12.5)
Commission and brokerage ratio	21.2%	20.1%	1.1	20.9%	20.7%	0.2
Other underwriting expense ratio	7.0%	6.1%	0.9	6.7%	6.2%	0.5
Combined ratio	96.9%	125.7%	(28.8)	93.7%	105.4%	(11.7)

	At September 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2023	2022
Balance sheet data:
Total investments and cash	$21,841	$19,195	13.8%
Total assets	30,434	27,957	8.9%
Loss and loss adjustment expense reserves	15,669	14,977	4.6%
Total debt	3,085	3,084	—%
Total liabilities	24,047	22,303	7.8%
Stockholder's equity	6,388	5,654	13.0%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)
Revenues.
Premiums. Gross written premiums increased by 11.0% to $2.9 billion for the three months ended September 30, 2023, compared to $2.6 billion for the three months ended September 30, 2022, reflecting a $305 million, or 18.1%, increase in our reinsurance business and an $21 million, or 2.4%, decrease in our insurance business. The increase in reinsurance premiums was due to increases across all lines of business, particularly property pro rata business, casualty pro rata business and casualty excess of loss business. The decrease in insurance premiums was primarily due to lower workers’ compensation and financial lines business, partially offset by increases in property and specialty lines of business. Gross written premiums increased by 14.6% to $8.3 billion for the nine months ended September 30, 2023, compared to $7.2 billion for the nine months ended September 30, 2022, reflecting a $965 million, or 21.7%, increase in our reinsurance business and a $87 million, or 3.2%, increase in our insurance business. The increase in reinsurance premiums was mainly due to increases across all lines of business, particularly property pro rata business and casualty pro rata business. The increase in insurance premiums reflects increases in property/short tail business and other specialty lines of business.
Net written premiums increased by 5.5% to $2.4 billion for the three months ended September 30, 2023, compared to $2.2 billion for the three months ended September 30, 2022 and increased by 13.1% to $6.8 billion for the nine months ended September 30, 2023, compared to $6.0 billion for the nine months ended September 30, 2022. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 1.7% to $2.14 billion for the three months ended September 30, 2023, compared to $2.10 billion for the three months ended September 30, 2022 and increased by 7.7% to $6.3 billion for the nine months ended September 30, 2023, compared to $5.9 billion for the nine months ended September 30, 2022.
Other Income (Expense). We recorded other income of $2 million and $7 million for the three months ended September 30, 2023 and 2022, respectively. We recorded other expense of $12 million and $2 million for the nine months ended September 30, 2023 and 2022, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and LAE for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,313	61.4%		$38	1.8%		$1,350	63.1%
Catastrophes	127	5.9%		(7)	(0.3)%		120	5.6%
Total	$1,440	67.3%		$31	1.5%		$1,471	68.8%

2022
Attritional	$1,260	59.9%		$7	0.3%		$1,267	60.2%
Catastrophes	826	39.2%		1	0.1%		827	39.3%
Total	$2,086	99.1%		$8	0.4%		$2,094	99.6%

Variance 2023/2022
Attritional	$52	1.5	pts	$31	1.4	pts	$83	2.9	pts
Catastrophes	(699)	(33.3)	pts	(8)	(0.4)	pts	(707)	(33.7)	pts
Total	$(646)	(31.8)	pts	$23	1.0	pts	$(623)	(30.8)	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$3,911	61.7%		$37	0.6%		$3,948	62.3%
Catastrophes	249	3.9%		(7)	(0.1)%		242	3.8%
Total	$4,159	65.6%		$31	0.5%		$4,190	66.1%

2022
Attritional	$3,636	61.8%		$7	0.1%		$3,643	61.9%
Catastrophes	971	16.5%		10	0.2%		981	16.7%
Total	$4,606	78.3%		$18	0.3%		$4,624	78.6%

Variance 2023/2022
Attritional	$275	(0.1)	pts	$30	0.5	pts	305	0.4	pts
Catastrophes	(723)	(12.6)	pts	(17)	(0.3)	pts	(740)	(12.9)	pts
Total	$(447)	(12.6)	pts	$13	0.2	pts	$(434)	(12.5)	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 29.8% to $1.5 billion for the three months ended September 30, 2023 compared to $2.1 billion for the three months ended September 30, 2022, primarily due to a decrease of $699 million in current year catastrophe losses, offset by an increase of $52 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $127 million for the three months ended September 30, 2023 mainly related to the 2023 Morocco earthquake ($40 million), Hurricane Idalia ($40 million), the 2023 Hawaii wildfire ($28 million), and the 2023 3rd quarter U.S. storms ($20 million). The current year catastrophe losses of $826 million for the three months ended September 30, 2022 related to Hurricane Ian ($769 million), Hurricane Fiona ($25 million), Typhoon Nanmadol ($20 million), and the 2022 Western Europe hailstorms ($9 million). Prior year incurred development of $31 million for the three months ended September 30, 2023 is primarily driven by the commutation of stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019.
Incurred losses and LAE decreased by 9.4% to $4.2 billion for the nine months ended September 30, 2023 compared to $4.6 billion for the nine months ended September 30, 2022, primarily due to a decrease of $723 million in current year catastrophe losses, partially offset by an increase of $275 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $249 million for the nine months ended September 30, 2023 related to 2023 Turkey earthquakes ($84 million), the 2023 New Zealand storms ($42 million), the 2023 Morocco earthquake ($40 million), Hurricane Idalia ($40 million), the 2023 Hawaii wildfire ($28 million), the 2023 3rd quarter U.S. storms ($20 million), Typhoon Mawar ($11 million), and the 2023 2nd quarter U.S. storms ($4 million), partially offset by $20 million of reinsurance recoverables related to Hurricane Ian. The current year catastrophe losses of $971 million for the nine months ended September 30, 2022 primarily related to Hurricane Ian ($769 million), the 2022 Australia floods ($74 million), the 2022 South Africa flood ($38 million), Hurricane Fiona ($25 million), Typhoon Nanmadol ($20 million), the 2022 Canada derecho ($16 million), the 2022 2nd quarter U.S. storms ($12 million), the 2022 Western Europe hailstorms ($9 million) and the 2022 March U.S. storms ($8 million). Prior year incurred development of $31 million for the nine months ended September 30, 2023 is primarily driven by the commutation of stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $454 million for the three months ended September 30, 2023 compared to $423 million for the three months ended September 30, 2022. Commission, brokerage, taxes and fees increased to $1.3 billion for the nine months ended September 30, 2023 compared to $1.2 billion for the nine months ended September 30, 2022. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses increased to $149 million for the three months ended September 30, 2023 compared to $127 million for the three months ended September 30, 2022. Other underwriting expenses increased to $424 million for the nine months ended September 30, 2023 compared to $365 million for the nine months ended September 30, 2022. The increases were mainly due to the impact of the increase in premiums earned and costs incurred to support the expansion of the insurance business.

Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $8 million from $5 million for the three months ended September 30, 2023 and 2022, respectively, and increased slightly to $18 million from $17 million for the nine months ended September 30, 2023 and 2022, respectively. The increases are mainly due to changes in variable incentive compensation expenses.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $34 million and $26 million for the three months ended September 30, 2023 and 2022, respectively. Interest, fees and other bond amortization expense was $99 million and $74 million for the nine months ended September 30, 2023 and 2022, respectively. The increases were mainly due to higher interest costs on the FHLBNY borrowing as a result of the rising interest rate environment. Interest expense was also impacted by the movements in the floating interest rate related to the Company’s long-term Subordinated Notes, which is reset quarterly per the note agreement. The floating rate was 8.01% as of September 30, 2023.
Income Tax Expense (Benefit). We had income tax expense of $25 million and $154 million for the three and nine months ended September 30, 2023, respectively. We had income tax benefit of $135 million and $170 million for the three and nine months ended September 30, 2022, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.
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
Net Income (Loss).
Our net income was $222 million and our net loss was $542 million, for the three months ended September 30, 2023 and 2022, respectively. Our net income was $771 million and our net loss was $626 million, for the nine months ended September 30, 2023 and 2022, respectively. The changes were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio decreased by 28.8 points to 96.9% for the three months ended September 30, 2023, compared to 125.7% for the three months ended September 30, 2022 and decreased by 11.7 points to 93.7% for the nine months ended September 30, 2023 compared to 105.4% for the nine months ended September 30, 2022. The loss ratio component decreased by 30.8 points for the three months ended September 30, 2023 over the corresponding period last year primarily due to a decrease of $699 million in current year catastrophe losses. The loss ratio component decreased by 12.5 points for the nine months ended September 30, 2023 over the corresponding period last year primarily due to a decrease of $723 million in current year catastrophe losses and no losses from the war in Ukraine in 2023. The commission and brokerage ratio components increased to 21.2% for the three months ended September 30, 2023 compared to 20.1% for the three months ended September 30, 2022 and increased slightly to 20.9% for the nine months ended September 30, 2023 compared to 20.7% for the nine months ended September 30, 2022. These changes were mainly due to changes in the mix of business. The other underwriting expense ratios increased to 7.0% from 6.1% for the three months ended September 30, 2023 and 2022, respectively, and increased to 6.7% from 6.2% for the nine months ended September 30, 2023 and 2022, respectively. These increases were mainly due to insurance operations costs associated with the continued build out of the insurance platform.
Stockholder’s Equity.
Stockholder’s equity increased by $733 million to $6.4 billion at September 30, 2023 from $5.7 billion at December 31, 2022, principally as a result of $771 million of net income, partially offset by $31 million of net unrealized depreciation on investments, net of tax and $9 million of net foreign currency translation adjustments. The movement in the unrealized depreciation on investments was driven by the change in interest rates on the Company’s fixed maturity - available for sale portfolio.

Consolidated Investment Results
Net Investment Income.
Net investment income increased to $278 million for the three months ended September 30, 2023, compared to $124 million for the three months ended September 30, 2022. The increase for the three months ended September 30, 2023 was primarily the result of an increase of $85 million in income from fixed maturity securities and an increase of $20 million from short term investments mainly due to the rising interest rate environment as well as an increase of $56 million from limited partnership income. Net investment income increased to $711 million for the nine months ended September 30, 2023, compared to $457 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was primarily the result of an increase of $249 million in income from fixed maturity securities and an increase of $46 million from short-term investments, partially offset by a decrease of $34 million from limited partnership income. Accordingly, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the NAV, and the results may be volatile.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Fixed maturities	$214	$129	$587	$339
Equity securities	1	7	3	15
Short-term investments and cash	24	4	51	4
Other invested assets
Limited partnerships	31	(25)	30	63
Dividends from preferred shares of affiliate	8	8	23	23
Other	15	11	42	37
Gross investment income before adjustments	291	132	736	482
Funds held interest income (expense)	1	1	3	5
Interest income from Group	—	3	7	7
Gross investment income	292	137	745	494
Investment expenses	14	13	35	37
Net investment income	$278	$124	$711	$457
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Annualized pre-tax yield on average cash and invested assets	4.9%	2.5%	4.4%	3.1%
Annualized after-tax yield on average cash and invested assets	4.0%	2.0%	3.5%	2.5%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Variance	2023	2022	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$1	$1	$—	$4	$7	(2)
Losses	(13)	(46)	32	(25)	(67)	41
Total	(12)	(45)	33	(21)	(60)	39

Equity securities
Gains	2	59	(58)	8	67	(59)
Losses	—	(2)	2	—	(48)	48
Total	1	57	(56)	8	19	(11)

Other Invested Assets
Gains	—	7	(7)	—	15	(15)
Losses	—	(1)	1	—	(4)	4
Total	—	6	(6)	—	10	(10)

Short-Term Investments
Gains	—	1	(1)	1	1	—
Losses	—	—	—	—	—	—
Total	—	1	(1)	—	1	(1)

Total net realized gains (losses) from dispositions
Gains	2	68	(66)	13	90	(76)
Losses	(13)	(49)	36	(26)	(119)	94
Total	(11)	20	(30)	(12)	(29)	17

Allowance for credit losses	(1)	(12)	10	(12)	(12)	—

Gains (losses) from fair value adjustments
Equity securities	(13)	(134)	121	(2)	(451)	449
Other invested assets	(34)	(111)	78	(32)	(350)	318
Total	(47)	(245)	199	(34)	(801)	767

Total net gains (losses) on investments	$(59)	$(237)	$178	$(59)	$(842)	$784
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended September 30, 2023 primarily related to net losses from fair value adjustments of $47 million. In addition, we recorded $11 million of net realized losses from disposition of investments and $1 million of credit allowances on fixed maturity securities.
Net gains (losses) on investments during the nine months ended September 30, 2023 primarily related to net losses from fair value adjustments of $34 million. In addition, we recorded $12 million of net realized losses from disposition of investments and $12 million of credit allowances on fixed maturity securities.
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
The following discusses the underwriting results for each of our segments for the periods indicated:
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Gross written premiums	$1,985	$1,681	305	18.1%	$5,420	$4,454	$965	21.7%
Net written premiums	1,703	1,506	198	13.1%	4,656	3,936	720	18.3%

Premiums earned	$1,437	$1,398	$39	2.8%	$4,220	$3,902	$318	8.2%
Incurred losses and LAE	1,010	1,531	(520)	(34.0)%	2,804	3,227	(423)	(13.1)%
Commission and brokerage	378	337	40	11.9%	1,102	985	117	11.9%
Other underwriting expenses	46	33	13	38.4%	121	97	24	25.1%
Underwriting gain (loss)	$3	$(504)	$506	NM	$194	$(406)	$600	NM

				Point Chg				Point Chg
Loss ratio	70.3%	109.5%		(39.2)	66.4%	82.7%		(16.3)
Commission and brokerage ratio	26.3%	24.1%		2.1	26.1%	25.2%		0.9
Other underwriting expense ratio	3.2%	2.4%		0.8	2.9%	2.5%		0.4
Combined ratio	99.8%	136.0%		(36.2)	95.4%	110.4%		(15.0)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 18.1% to $2.0 billion for the three months ended September 30, 2023 from $1.7 billion for the three months ended September 30, 2022, due to increases across all lines of business, particularly property pro rata business, casualty pro rata business and casualty excess of loss business. Net written premiums increased by 13.1% to $1.7 billion for the three months ended September 30, 2023, compared to $1.5 billion for the three months ended September 30, 2022, which is consistent with the percentage change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 2.8% to $1.44 billion for the three months ended September 30, 2023 compared to $1.40 billion for the three months ended September 30, 2022.
Gross written premiums increased by 21.7% to $5.4 billion for the nine months ended September 30, 2023 from $4.5 billion for the nine months ended September 30, 2022 primarily due to increases across all lines of business, particularly property pro rata business and casualty pro rata business. Net written premiums increased by 18.3% to $4.7 billion for the nine months ended September 30, 2023, compared to $3.9 billion for the nine months ended September 30, 2022, which is consistent with the change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 8.2% to $4.2 billion for the nine months ended September 30, 2023, compared to $3.9 billion for the nine months ended September 30, 2022.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$862	60.0%		$38	2.6%		900	62.6%
Catastrophes	117	8.2%		(6)	(0.4)%		111	7.7%
Total Segment	$979	68.1%		$32	2.2%		$1,010	70.3%

2022
Attritional	$800	57.2%		$7	0.5%		807	57.7%
Catastrophes	722	51.7%		2	0.1%		724	51.8%
Total Segment	$1,522	108.9%		$9	0.6%		$1,531	109.5%

Variance 2023/2022
Attritional	$62	2.8	pts	$31	2.1	pts	$93	4.9	pts
Catastrophes	(605)	(43.5)	pts	(8)	(0.6)	pts	(613)	(44.1)	pts
Total Segment	$(543)	(40.7)	pts	$22	1.5	pts	$(520)	(39.2)	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$2,532	60.0%		$40	0.9%		2,572	60.9%
Catastrophes	237	5.6%		(6)	(0.1)%		232	5.5%
Total Segment	$2,770	65.6%		$34	0.8%		$2,804	66.4%

2022
Attritional	$2,350	60.2%		$8	0.2%		2,358	60.4%
Catastrophes	857	22.0%		11	0.3%		868	22.3%
Total Segment	$3,207	82.2%		$19	0.5%		$3,227	82.7%

Variance 2023/2022
Attritional	$182	(0.2)	pts	$32	0.7	pts	$214	0.5	pts
Catastrophes	$(620)	(16.4)	pts	(17)	(0.4)	pts	(636)	(16.8)	pts
Total Segment	$(437)	(16.6)	pts	$15	0.3	pts	$(423)	(16.3)	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 34.0% to $1.0 billion for the three months ended September 30, 2023, compared to $1.5 billion for the three months ended September 30, 2022. The decrease was primarily due to a decrease of $605 million in current year catastrophe losses, partially offset by an increase of $62 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $117 million for the three months ended September 30, 2023 related primarily to the 2023 Morocco earthquake ($40 million), Hurricane Idalia ($40 million), the 2023 Hawaii wildfire ($23 million), and the 2023 3rd quarter U.S. storms ($15 million). The $722 million of current year catastrophe losses for the three months ended September 30, 2022 related primarily to Hurricane Ian ($670 million), Typhoon Nanmadol ($20 million), Hurricane Fiona ($20 million) and the Western Europe hailstorms ($9 million). Prior year incurred development of $32 million for the three months ended September 30, 2023 is primarily driven by the commutation of stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019.
Incurred losses decreased by 13.1% to $2.8 billion for the nine months ended September 30, 2023, compared to $3.2 billion for the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $620 million in current year catastrophe losses, partially offset by an increase of $182 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $237 million for the nine months ended September 30, 2023 related primarily to 2023 Turkey earthquakes ($84 million), the 2023 New Zealand storms ($41 million), the 2023 Morocco earthquake ($40 million), Hurricane Idalia ($40 million), the 2023 Hawaii wildfire ($23 million), the 2023 3rd quarter U.S. storms ($15 million), Typhoon Mawar ($11 million), and the 2023 2nd quarter U.S. storms ($4 million), partially offset by $20 million of reinsurance recoverables related to Hurricane Ian. The $857 million of current year catastrophe losses for the nine months ended September 30, 2022 related primarily to Hurricane Ian ($670 million), the 2022 Australia floods ($74 million), the 2022 South Africa flood ($38 million), Hurricane Fiona ($20 million), Typhoon Nanmadol ($20 million), the 2022 Canada derecho ($16 million), the 2022 Western Europe hailstorms ($9 million), the 2022 2nd quarter U.S. storms ($7 million) and the 2022 March U.S. storms ($4 million). Prior year incurred development of $34 million for the nine months ended September 30, 2023 is primarily driven by the commutation of stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019.
Segment Expenses. Commission and brokerage expense increased by 11.9% to $378 million for the three months ended September 30, 2023, compared to $337 million for the three months ended September 30, 2022. Commission and brokerage expense increased by 11.9% to $1.1 billion for the nine months ended September 30, 2023, compared to $985 million for the nine months ended September 30, 2022. The increases were mainly due to changes in the mix of business and the impact of the increases in premiums earned.
Segment other underwriting expenses increased to $46 million for the three months ended September 30, 2023 from $33 million for the three months ended September 30, 2022. Segment other underwriting expenses increased to $121 million for the nine months ended September 30, 2023 from $97 million for the nine months ended September 30, 2022. The increases were mainly due to the impact of the increase in premiums earned.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Gross written premiums	$884	$905	$(21)	(2.4)%	$2,860	$2,773	$87	3.2%
Net written premiums	647	722	(75)	(10.4)%	2,153	2,083	70	3.4%

Premiums earned	$702	$706	$(4)	(0.5)%	$2,118	$1,985	$134	6.7%
Incurred losses and LAE	460	564	(104)	(18.4)%	1,386	1,398	(12)	(0.9)%
Commission and brokerage	76	85	(9)	(11.1)%	221	231	(10)	(4.5)%
Other underwriting expenses	103	94	9	9.5%	303	269	34	12.8%
Underwriting gain (loss)	$63	$(37)	$101	NM	$208	$87	$122	NM

				Point Chg				Point Chg
Loss ratio	65.5%	79.9%		(14.3)	65.4%	70.4%		(5.0)
Commission and brokerage ratio	10.8%	12.1%		(1.3)	10.4%	11.7%		(1.2)
Other underwriting expense ratio	14.7%	13.3%		1.3	14.3%	13.5%		0.8
Combined ratio	91.0%	105.3%		(14.3)	90.2%	95.6%		(5.5)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums decreased by 2.4% to $884 million for the three months ended September 30, 2023, compared to $905 million for the three months ended September 30, 2022. The decrease in insurance premiums was primarily due to lower workers’ compensation and financial lines business, partially offset by increases in property and specialty lines of business. Net written premiums decreased by 10.4% to $647 million for the three months ended September 30, 2023, compared to $722 million for the three months ended September 30, 2022. The lower percentage of net written premiums compared to gross written premiums was mainly due to business mix and lower retention in certain lines of business. Premiums earned decreased 0.5% to $702 million for the three months ended September 30, 2023, compared to $706 million for the three months ended September 30, 2022.
Gross written premiums increased by 3.2% to $2.9 billion for the nine months ended September 30, 2023, compared to $2.8 billion for the nine months ended September 30, 2022. The increase in insurance premiums reflects increases in property/short tail business and other specialty lines of business. Net written premiums increased by 3.4% to $2.2 billion for the nine months ended September 30, 2023, compared to $2.1 billion for the nine months ended September 30, 2022, which is consistent with the percentage change in gross written premiums. Premiums earned increased by 6.7% to $2.1 billion for the nine months ended September 30, 2023, compared to $2.0 billion for the nine months ended September 30, 2022. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$451	64.2%		$—	—%		451	64.2%
Catastrophes	10	1.4%		—	(0.1)%		9	1.3%
Total Segment	$461	65.6%		$—	(0.1)%		$460	65.5%

2022
Attritional	$461	65.3%		$—	—%		461	65.3%
Catastrophes	104	14.7%		—	(0.1)%		104	14.6%
Total Segment	$565	80.0%		$—	(0.1)%		$564	79.9%

Variance 2023/2022
Attritional	$(10)	(1.1)	pts	$—	—	pts	$(10)	(1.1)	pts
Catastrophes	(94)	(13.3)	pts	—	—	pts	(95)	(13.3)	pts
Total Segment	$(104)	(14.4)	pts	$—	—	pts	$(103)	(14.3)	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,378	65.1%		$(2)	(0.1)%		1,376	65.0%
Catastrophes	11	0.5%		(1)	(0.1)%		10	0.5%
Total Segment	$1,389	65.6%		$(4)	(0.2)%		$1,386	65.4%

2022
Attritional	$1,285	64.8%		$—	—%		1,285	64.8%
Catastrophes	114	5.7%		(1)	(0.1)%		113	5.6%
Total Segment	$1,399	70.5%		$(1)	(0.1)%		$1,398	70.4%

Variance 2023/2022
Attritional	$93	0.3	pts	$(2)	(0.1)	pts	91	0.2	pts
Catastrophes	(102)	(5.2)	pts	—	—	pts	(103)	(5.1)	pts
Total Segment	$(10)	(4.9)	pts	$(2)	(0.1)	pts	$(12)	(4.9)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 18.4% to $460 million for the three months ended September 30, 2023, compared to $564 million for the three months ended September 30, 2022, mainly due to a decrease of $94 million in current year catastrophe losses and a decrease of $10 million in current year attritional losses, which is primarily related to a change in mix of business. The current year catastrophe losses of $10 million for the three months ended September 30, 2023 related to the 2023 Hawaii wildfire ($5 million) and the 2023 3rd quarter U.S. storms ($5 million). The $104 million of current year catastrophe losses for the three months ended September 30, 2022, related to Hurricane Ian ($99 million) and Hurricane Fiona ($5 million).
Incurred losses and LAE decreased slightly by 0.9% to $1.39 billion for the nine months ended September 30, 2023 compared to $1.40 billion for the nine months ended September 30, 2022, mainly due to a decrease of $102 million in current year catastrophe losses, partially offset by an increase of $93 million in current year attritional losses, which is primarily related to a change in mix of business. The $11 million of current year catastrophe losses for the nine months ended September 30, 2023, related to the 2023 Hawaii wildfire ($5 million), the 2023 3rd quarter U.S. storms ($5 million), and the 2023 New Zealand storms ($1 million). The $114 million of current year catastrophe losses for the nine months ended September 30, 2022, related to Hurricane Ian ($99 million), Hurricane Fiona ($5 million), the 2022 March U.S. storms ($5 million) and the 2022 2nd quarter U.S. storms ($5 million).

Segment Expenses. Commission and brokerage expenses decreased by 11.1% to $76 million for the three months ended September 30, 2023 compared to $85 million for the three months ended September 30, 2022. Commission and brokerage expenses decreased by 4.5% to $221 million for the nine months ended September 30, 2023 compared to $231 million for the nine months ended September 30, 2022. These decreases were mainly due to changes in the mix of business.
Segment other underwriting expenses increased to $103 million for the three months ended September 30, 2023, compared to $94 million for the three months ended September 30, 2022. Segment other underwriting expenses increased to $303 million for the nine months ended September 30, 2023, compared to $269 million for the nine months ended September 30, 2022. These increases were mainly due to the impact of the increase in premiums earned and increased expenses related to the continued build out of the insurance business.

LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at September 30, 2023 and December 31, 2022 was $6.4 billion and $5.7 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1.8 billion and $1.7 billion for the nine months ended September 30, 2023 and 2022, respectively.

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

As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2023 and December 31, 2022, we held cash and short-term investments of $2.2 billion and $1.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2023, we had $774 million of fixed maturity securities - available for sale maturing within one year or less, $3.4 billion maturing within one to five years and $3.0 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At September 30, 2023, we had $1.0 billion of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.1 billion of pre-tax unrealized depreciation and $29 million of pre-tax unrealized appreciation.

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
Interest Rate Risk. Our $21.8 billion investment portfolio at September 30, 2023 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $2.3 billion of mortgage-backed securities in the $15.2 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.7 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the fair value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points At September 30, 2023
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$17,726	$17,301	$16,875	$16,450	$16,025
Fair Value Change from Base (%)	5.0%	2.5%	—%	(2.5)%	(5.0)%
Change in Unrealized Appreciation
After-tax from Base ($)	$672	$336	$—	$(336)	$(672)
We had $15.7 billion and $15.0 billion of gross reserves for losses and LAE as of September 30, 2023 and December 31, 2022, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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
The table below displays the impact on fair value and after-tax change in fair value of a 10% and 20% change in equity prices up and down for the periods indicated:

	Impact of Percentage Change in Equity Fair Values At September 30, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$63	$71	$79	$87	$95
After-tax Change in Fair Value	(12)	(6)	—	6	12
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each non-U.S. operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these non-U.S. operations are the Singapore and Canadian Dollars. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with U.S. GAAP, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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

Dated: November 8, 2023