Form 10-K
period 2023-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2024-03-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-14527
EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

100 Everest Way Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)
(908) 604-3000
(Registrant’s telephone number, including area code)
_____________________
Securities registered pursuant to Section 12(b) of the Act:

Class	Name of Exchange where Registered
4.868% Senior Notes Due 2044	NYSE
3.50% Senior Notes Due 2050	NYSE
3.125% Senior Notes Due 2052	NYSE
6.60% Long-Term Notes Due 2067	NYSE
_____________________
Securities registered pursuant to Section 12(g) of the Act: None
_____________________
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
The aggregate market value as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.
At March 13, 2024, the number of shares outstanding of the registrant’s common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Group, Ltd.
The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

EVEREST REINSURANCE HOLDINGS, INC.

FORM 10-K

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include:

•the effects of catastrophic events on our financial statements;
•our losses from catastrophe exposure could exceed our projections;
•information regarding our reserves for losses and loss adjustment expenses or LAE;
•our failure to accurately assess underwriting risk and establish adequate premium rates;
•decreases in pricing for property and casualty reinsurance and insurance;
•our inability or failure to purchase reinsurance;
•our ability to maintain our financial strength ratings;
•the failure of our insured, intermediaries and reinsurers to satisfy their obligations to us;
•decline in our investment values and investment income due to exposure to financial markets conditions;
•the failure to maintain enough cash to meet near-term financial obligations;
•our ability to pay dividends, interest and principal, which is dependent on our ability to receive dividends, loan payments and other funds from our subsidiaries due to our holding company structure;
•reduced net income and capital levels due to foreign currency exchange losses;
•our sensitivity to unanticipated levels of inflation;
•the effects of measures taken by domestic or foreign governments on our business;
•our ability to retain our key executive officers and to attract or retain the executives and employees necessary to manage our business;
•the effect of cybersecurity risks, including technology breaches or failure, and regulatory and legislative developments related to cybersecurity on our business;
•our dependence on brokers and agents for business developments;
•material variation of analytical models used in decision making from actual results;
•the effects of business continuation risk on our operations;
•the effect on our business of the highly competitive nature of our industry, including the effects of new entrants to, competing products for and consolidation in the (re)insurance industry;
•an anti-takeover effect caused by insurance laws; and
•our failure to comply with insurance laws and regulations and other regulatory challenges.
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

PART I
Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). As used in this document, “Holdings” means Everest Reinsurance Holdings, Inc., a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”); “Group” means Everest Group, Ltd. (Holdings Ireland’s parent); “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company, a subsidiary of Holdings, and its subsidiaries (unless the context otherwise requires); and the “Company”, “Everest”, “we”, “us”, and “our” means Holdings and its consolidated subsidiaries (unless the context otherwise requires).
Unless noted otherwise, all tabular dollar amounts are in millions of United States (“U.S.”) dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.
ITEM 1.    BUSINESS
The Company.
Holdings, a Delaware corporation, is a wholly-owned subsidiary of Holdings Ireland. Holdings Ireland is a direct subsidiary of Group and serves as a holding company for the U.S. reinsurance and insurance subsidiaries. Group is a Bermuda holding company whose common shares are publicly traded in the U.S. on the New York Stock Exchange under the symbol “EG”. Group files an annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) with respect to its consolidated operations, including Holdings.
At December 31, 2023, we had stockholder’s equity of $7.2 billion and total assets of $31.6 billion.
Our Operations.
The Company’s principal business, conducted through its Reinsurance and Insurance operating segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. In 2023, the Company had gross written premiums of $11.1 billion, with approximately 65% representing reinsurance and 35% representing insurance. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, including for surplus lines, and general agent relationships. Holdings’ active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.
Following is a summary of the Company’s principal operating subsidiaries:
•Everest Reinsurance Company, a Delaware reinsurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all 50 states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Reinsurance Company underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets, through its U.S. offices as well as through its branches in Canada and Singapore. Everest Reinsurance Company has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms. As of December 31, 2023, Everest Re had statutory surplus of $7.0 billion.
•Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, is licensed in all 50 states, the District of Columbia and Puerto Rico and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write business on a non-admitted basis in all other U.S. states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest Security Insurance Company (“Everest Security”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, is licensed to write property and casualty insurance on an admitted basis in Delaware, Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest Denali Insurance Company (“Everest Denali”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The majority of Everest Denali’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest Premier Insurance Company (“Everest Premier”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The majority of Everest Premier’s business is reinsured by its parent, Everest Reinsurance Company.
•Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer. Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation.” By making this election, Everest Assurance is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S. In addition, Everest Assurance is considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia.
Human Capital Management.
Our colleagues worldwide are essential to our success, and we strive to attract and retain the highest caliber of talent to meet our business needs, as well as the needs of our clients and customers. It is our goal to build skilled, talented, collaborative, inclusive teams and foster a sense of purpose and company culture rooted in diversity of thought and experiences. As of February 1, 2024, the Company employed 2,158 persons. Management believes that colleague engagement is strong. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to enter into such agreements.
Talent Attraction, Development, and Retention.
Everest is proud to be home to top industry talent, and we make ongoing, strategic investments in our people. Our ability to attract, develop and retain a high caliber of professionals is critical to our continued growth and ability to execute on our strategic priorities.
The continued development of all colleagues is core to who we are and how we maintain our competitive advantage as a global leader in risk management. We are proud to offer corporate mentoring programs, leadership development opportunities, and avenues for engagement with our external partner organizations. We provide opportunities for continued learning and talent development at all levels. Our colleagues are encouraged to take ownership of their development by using the tools that the Company has made available to them including industry training, technical upskilling, mentorships and personal development classes. Everest also actively manages succession planning across our organization and strives to provide growth and advancement opportunities to internal talent, where possible. Our leaders and colleagues engage in ongoing learning that supports both professional and personal development.
Proactive recruitment of skilled, experienced, diverse teams is an important aspect of succession planning at both the Board of Directors (the “Board”) level and throughout the organization. Our Human Resources and Senior Leadership Teams, Executive Committee, Global Diversity, Equity and Inclusion Council (“DEI Council”) and Colleague Resource Groups (“CRGs”) collaborate to attract, retain and develop exceptional, diverse talent, fostering an inclusive workplace that embraces diversity in gender, ethnicity, age, geography, skill sets, experiences and perspectives.
People power our success. We are committed to providing all colleagues with an engaging and supportive environment so they can develop personally and help drive our future growth. That is why Everest is pleased to offer various global initiatives such as leadership coffee hours and fireside chats; charitable community outreach events and volunteer opportunities; networking events; employee recognition awards; and, thought leadership topics with senior leaders. By offering a meaningful and engaging colleague experience, we are focused on inspiring our global teams to underwrite opportunity in everything that they do.
Culture.
Everest’s Colleague Value Proposition Opportunity through Unity includes the building blocks of the Company’s culture: our mission, purpose, and values, as well as a newly defined set of Colleague Behaviors that speak to how we operate as One Everest, regardless of location, level, or function.
•Our Values are the guiding principles that inform our decisions, actions and behaviors. They are an expression of our culture and an integral part of how we work: Talent. Thoughtful Assumption of Risk. Execution. Efficiency. Humility. Leadership. Collaboration. Diversity, Equity and Inclusion.
•Our Colleague Behaviors define how we operate and interact with each other no matter our location, level or function: Respect Everyone. Pursue Better. Lead by Example. Own our Outcomes. Win Together.
•In 2023, the Company began embedding these new behaviors within colleague programs and practices globally. We are taking a systematic approach to integrating them into everything we do, from our talent acquisition and onboarding programs to our performance and compensation plans, recognition initiatives and general employment policies.
Diversity and Inclusion.
People are Everest’s greatest asset, and the quality of our teams has been enhanced through the wide range of backgrounds, perspectives and interests our colleagues bring to our community. At Everest, Diversity, Equity, and Inclusion (“DEI”) expresses our commitment to non-discriminatory access to opportunity, equity in our dealings and cultural inclusivity, and represents a cultural and business imperative that we promote not only within our workplace but also throughout the global communities in which we operate. The Board is committed to advancing diversity within its structure as well as emphasizing its importance in our senior executive leadership. We believe that diversity in gender, ethnicity, age, geography, skill sets, experiences and perspectives enhances our governance, strategy, corporate responsibility, human rights and risk management.
Everest has a global DEI strategic framework and focus areas that aligns with our corporate global DEI efforts and initiatives. We have four pillars that provide the foundation for our strategic framework as described below.
1.Alignment & Accountability: Our integrated global DEI efforts align with our corporate strategy, cultural values and colleague behaviors.
2.Colleague-Centered: Our colleagues are the center of the global programs, processes and partnerships we create, and we value and respect their diverse experiences and perspectives.
3.Culture & Engagement: Our workplace culture of deep colleague engagement thrives because of our efforts to advance inclusion, allyship and belonging.
4.Opportunity & Growth: Our global efforts and ways to underwrite opportunity for all stakeholders are oriented toward growth, and we have the agility to pivot as necessary to support our strategic priorities.
As part of our global DEI efforts, Everest has the DEI Council, which functions globally across our North America and international operations. The DEI Council’s mission is to help foster an environment that attracts, retains and develops the best talent; values the diversity of people, their life experiences and perspectives; and serves as a conduit to senior management to promote measurable company-wide engagement on inclusivity. The DEI Council is an important voice and key counselor and supports our leaders in their role to further cultivate DEI at Everest through open dialogue and discussion, training, and best practices. The DEI Council has also been instrumental in supporting our CRGs as they raise awareness and ensure that a diverse and representative group of voices is heard throughout the Company.
We look to seize opportunities to celebrate our diversity and lift one another up. Our global CRGs, as part of our DEI Council, connect regularly through networking events, professional development opportunities and sharing cultural traditions, driving greater awareness and collaboration across offices worldwide. Participation in our CRGs is open to everyone, regardless of background, to enhance career and personal development, exchange ideas and share cultural experiences and backgrounds to contribute to Everest’s vision and values. As of December 31, 2023, the Company sponsors nine CRGs.
Business and Underwriting Strategy.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.
The Company’s insurance business mainly writes commercial property and casualty on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators.
The direct reinsurance market is an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.
It is our long-standing client and broker relationships that help us continue to grow and maintain our global leadership position. The Company continually evaluates each business relationship, including within its distribution channel bearing underwriting expertise and experience, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.
The Company’s business strategy is to sustain its leadership position within targeted reinsurance and insurance markets, and provide effective management throughout the property and casualty underwriting cycle, thereby achieving an attractive return for its shareholders. The Company’s underwriting strategies seek to capitalize on what we believe are our financial strength and capacity, global franchise, stable and experienced management team, diversified product and distribution offerings, underwriting expertise and disciplined approach, efficient and low-cost operating structure and effective enterprise risk management practices.
The Company’s underwriting strategies emphasize disciplined underwriting, prioritizing underwriting profitability over premium volume, and flexibility to adjust and respond to changing market conditions. Key elements of these strategies, as applicable to the Reinsurance segment, include careful risk selection, appropriate pricing through strict underwriting discipline, and adjustments to the Company’s business mix as market conditions change. We focus on (re)insuring companies that effectively manage their own underwriting cycle through proper analysis and appropriate pricing of underlying risks and whose underwriting guidelines and performance are compatible with their and the Company’s objectives. Key elements of the Company’s underwriting strategies, as applicable to the Insurance segment, include careful expansion on what we believe to be the Company’s existing strengths in the primary insurance market, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, and facilitating adjustments to its mix of business by geographic region, line of business and type of coverage. These strategies allow Everest to fully participate in market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance and reinsurance operations allow the Company to execute its strategies by providing access to the global business markets. The Company carefully monitors its mix of business across all operations to seek to avoid unacceptable geographic or other risk concentrations.
Segments Overview.
The Company operates through two operating segments, Reinsurance and Insurance, which are managed as autonomous units, and key strategic decisions are based on the aggregate operating results and projections for the two business segments. During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are now managed due to changes in management beginning in the fourth quarter of 2023. These changes have been reflected retrospectively.
The Reinsurance segment writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States as well as through branches in Canada and Singapore. The Insurance segment writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States.
The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of the two operating segments based upon their underwriting results.
Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data” - Note 6 of Notes to Consolidated Financial Statements and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.
Reinsurance Segment.
Overview
Reinsurance is an arrangement in which an (re)insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the risks underwritten by the ceding company under one or more insurance and/or reinsurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in its net liability on individual risks or classes of risks, catastrophe protection from large and/or multiple losses and/or a reduction in operating leverage as measured by the ratio of net premiums and reserves to capital. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be acceptable relative to the ceding company’s financial resources. Reinsurance does not discharge the ceding company from its liability to policyholders; rather, it reimburses the ceding company for covered losses.
There are two basic types of reinsurance arrangements: treaty and facultative. Treaty reinsurance obligates the ceding company to cede and the reinsurer to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties; instead, the reinsurer evaluates portfolio level exposure based on information provided by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.
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
In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (such as commissions, premium taxes, assessments, and miscellaneous administrative expenses and may contain profit sharing provisions, whereby the ceding commission is adjusted based on loss experience). Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. There is usually no ceding commission on treaty excess of loss reinsurance.
Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity. All the Company’s reinsurance and retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance in accordance with U.S. generally accepted accounting principles (“GAAP”) guidance.
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
For the year ended December 31, 2023, the Company’s Reinsurance segment wrote $7.2 billion of gross written premiums. Our Reinsurance segment is comprised of property and casualty reinsurance and specialty lines of business on both a treaty, facultative and large corporate risk basis, including:
•Property Pro Rata business, which consists predominantly of contracts providing coverage to cedents for property damage and related losses, which may include business interruption and other non-property losses, resulting from natural or man-made perils arising from their underlying portfolio of policies at an agreed upon percentage for both premium and loss.
•Property Non-Catastrophe Excess of Loss (“XOL”) business, which consists predominantly of contracts providing coverage to cedents for a portion of property damage and related losses, which may include business interruption and other non-property losses, resulting from natural or man-made perils in excess of an agreed upon deductible up to a stated limit.
•Property Catastrophe XOL business, which consists predominantly of contracts providing coverage to cedents for a portion of property damage and related losses, which may include business interruption and other non-property losses, resulting from catastrophic losses, in excess of an agreed upon deductible up to a stated limit. The main perils covered include hurricane, earthquake, flood, convective storm and fire.
•Casualty Pro Rata business, which consists predominantly of contracts providing coverage to cedents for losses primarily arising from general liability, professional indemnity, product liability, workers' compensation, employer’s liability, aviation and auto liability from their underlying portfolio of policies at an agreed upon percentage for both premium and loss.
•Casualty XOL business, which consists predominantly of contracts providing coverage to cedents for losses primarily arising from general liability, professional indemnity, product liability, workers' compensation, aviation and auto liability from their underlying portfolio of policies in excess of an agreed upon deductible up to a stated limit.
•Financial Lines business, which consists predominantly of contracts providing coverage to cedents for losses arising from political risk, credit, surety, mortgage and alternative risk lines of business on both a pro rata and excess of loss basis.
Products
Our reinsurance divisions provide treaty and facultative reinsurance on either a pro rata basis or an excess of loss basis to insurance companies across the globe. Our company provides products for the following lines of business:
•Property provides protection for property damage and other related losses covered in the underlying insurance policies. Losses might arise from property loss or property damage, as well as other related risks, such as business interruption and other non-property losses that arise from the covered peril. Perils covered by such policies may be natural or man-made and include hurricane, tornado, hail, windstorm, earthquake, freezes, floods, explosions and fires.
•Catastrophe is a specific line of property reinsurance that provides protection against catastrophic losses from natural perils such as hurricane, windstorm, earthquake, floods, tornadoes, fires.

•Casualty provides protection for losses covered in liability or casualty insurance policies. Typical lines covered by the underlying insurers can be general liability, workers compensation, automobile liability, umbrella and excess casualty.
•Marine provides protection for property damages, physical loss or liability affecting the marine business, which includes losses relating to cargo ships, hull, recreational craft, inland marine and offshore energy. Perils can be natural or man-made and include storms, sinking/stranding, pollution, fire, explosion and accidents.
•Aviation provides protection cover for aircrafts, airline, aerospace, and other general aviation risks.
•Engineering provides protection for construction and machinery risks including testing, setting up of machinery, operational failures, incidents affecting plant and equipment, business interruption and other mechanical failures. This class also covers property and liability exposures related to construction sites.
•Professional Lines provides protection for losses arising from employment, practices, and coverage of risks, such as director’s and officer’s liability, employment litigation liability, medical malpractice, professional indemnity, environmental liability, omission of insurance, and cyber liability.
•Credit and Surety provides protection for losses arising from insurance products, offering payments in the event of default from a borrower. Losses may arise from surety bonds issued by insurers as required by regulators or guarantors. For example, mortgage insurance provides coverage for losses related to credit risk.
•Motor provides protection to insurance companies offering motor liability and property damage. Losses may affect the underlying insured party or other claimants.
•Agriculture/Crop provides protection for risks associated with agriculture and production of food. Underlying insurance contracts might offer contracts covering against natural or man-perils, such as hail, storms and floods, and might cover crop yields or price deviation from set amounts.
•Political Violence provides protection against damages resulting from various perils, such as terrorism, sabotage, strikes, riots, insurrection, revolution, coup, and war. Losses might occur due to property damage resulting from such perils, business interruption, cyber/malicious attack, event cancellation or construction delays.
Competition
The global reinsurance market is highly competitive and very mature. Reinsurance companies differentiate themselves based on financial strength, range of products, brand recognition, duration of the relationship with the cedents, distribution channels, claims management, and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions, or other factors.
We compete in global and local markets with U.S. and international reinsurers. In addition, competitors may include investment companies, mutual companies, insurance companies, alternative risk and capacity providers (such as captives, catastrophe bonds and pools) and others, as alternative products are introduced into the capital markets to compete with traditional reinsurance companies.
Insurance Segment.
Overview
Everest’s Insurance segment markets and distributes a wide range of insurance products and services through various forms of brokers and agents. We serve multinational corporations and mid-size commercial clients across various industries.
Our Insurance segment operates through the North America markets. These operations are managed to conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, and investments.
In 2023, the Company’s Insurance segment wrote $3.9 billion of gross written premiums. The Insurance segment lines of business write a broad suite of tailored products and services, including:

•Accident and Health business, which consists predominantly of policies covering Participant Accident, Short-Term Medical, and Medical Stop-Loss protection for employers with self-funded medical plans.
•Specialty Casualty business, which consists predominantly of policies covering General Liability (Premises/Operations and Products), Auto Liability, and Umbrella/Excess Liability.
•Other Specialty business, which consists predominantly of policies covering specialty areas including but not limited to Surety, Trade Credit & Political Risk, Transactional Liability, Energy & Construction, and Aviation.
•Professional Liability business, which consists predominantly of policies covering Directors & Officers Liability, Errors & Omissions, Cyber Liability, and other ancillary financial lines products.
•Property/Short-Tail business, which consists predominantly of policies covering Property, Inland Marine, and other short-tail lines.
•Workers’ Compensation business, which consists predominantly of policies covering Workers Compensation, including both guaranteed cost and loss sensitive product offerings.
Products
The Insurance division writes property, casualty, and specialty insurance products, which are aligned with the lines of business described within the Insurance Segment Overview. These products are written directly, as well as through brokers, including for surplus lines, and general agents within the U.S.
Competition
The insurance market is highly competitive. Insurance companies differentiate themselves based on financial strength, range of products, brand recognition, agent and broker relationships, distribution channels, claims management, and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions, or other factors.
We compete on a regional basis with major U.S. insurers. In addition, we also compete with new companies and existing companies that move into the insurance industry. Competitors sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation.
Financial Strength Ratings.
The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, S&P and Moody’s. These ratings represent an independent opinion of our subsidiaries’ financial strength, operating performance, business profile and ability to meet policyholder obligations. The ratings are not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment or a recommendation to buy, sell or hold our securities. Additionally, rating organizations may change their rating methodology, which could have a material impact on our financial strength ratings.
All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of December 31, 2023.
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

Operating Subsidiary:	A.M. Best (1)	S&P (2)	Moody's (3)
Everest Reinsurance Company	A+ (Superior)	A+ (Strong)	A1 (upper-medium)
Everest National Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Security Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest International Assurance, Ltd.	A+ (Superior)	A+ (Strong)	Not Rated
Everest Denali Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
Everest Premier Insurance Company	A+ (Superior)	A+ (Strong)	Not Rated
(1) A.M. Best Financial Strength Ratings Scale: D (Poor) to A+ (Superior). Each financial strength rating category from A to C includes a rating notch to reflect a graduation of financial strength within the category. A rating notch is expressed with either a second plus (+) or a minus (-).
(2) S&P Financial Strength Ratings Scale: D (Payment Default) to AAA (Extremely Strong). Ratings from “AA” to “CCC” may be modified by the addition of a plus (+) or minus (-) sign to show relative standing within the major rating categories.
(3) Moody’s Financial Strength Ratings Scale: C (Low Grade) to Aaa (High Grade). Note that Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; modifier 2 indicates a mid-range ranking; and modifier 3 indicates a ranking in the lower end of that generic rating category.
A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policies and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on June 29, 2023. S&P states that the “A+” / “A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under their insurance policies and contracts in accordance with their terms. Following the publishing of the revised Insurer Risk Based Capital Adequacy methodology on November 15, 2023, S&P affirmed all ratings on January 29, 2024. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on June 29, 2023.
Subsidiaries other than Everest Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.
Debt Ratings.
The following table shows the debt ratings by A.M. Best, S&P and Moody’s of the following series of notes issued by Holdings, all of which are considered investment grade: (1) senior notes due June 1, 2044, (2) senior notes due October 15, 2050, (3) senior notes due October 15, 2052 and (4) long-term notes due May 1, 2067. Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

Instrument	A.M. Best		S&P (1)		Moody's
Senior Notes due June 1, 2044	a-	(Strong)	BBB+	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2050	a-	(Strong)	BBB+	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2052	Not Rated		BBB+	(Strong)	Baa1	(Medium Grade)
Long-Term Notes due May 1, 2067	bbb	(Adequate)	BBB-	(Adequate)	Baa2	(Medium Grade)
(1) On January 29, 2024, S&P lowered the ratings of Holdings and its debt (from two notches to three notches lower than Group’s operating companies) to align Everest with the potential high regulatory restrictions on payment distributions from the Company's operating subsidiaries to Holdings.
Enterprise Risk Management.
Everest is in the business of underwriting and managing risk for its customers. As a global insurance and reinsurance business, we have an established Enterprise Risk Management (“ERM”) framework that is integrated into the day-to-day management of our businesses and operations. The ERM framework provides a group-wide systemic approach to managing the organization’s key risks and is supported by a Risk Appetites Statement approved by the Board.

Risk governance is a key component of Everest’s ERM framework in order to establish and coordinate risk guidelines that reflect the enterprise’s appetite for risk, facilitate monitoring of risk exposure relative to established guidelines, and ensure effective and timely escalation and communication to management and the Board. Risk management is overseen by Board and senior management risk committees. The risk committees are established at the Group level, as well as within certain Everest entities, to oversee capital and risk positions, approve risk management strategies and limits, and establish appropriate risk standards and policies.

Our Executive Risk Management Committee (“ERC”) reports to and assists the Chief Executive Officer in the oversight and review of Everest’s ERM framework and key risks, including Underwriting, Financial, Operational, and Strategic risks. The ERC is responsible for establishing the Group’s risk management principles, policies, and risk appetite levels. The ERC meets at least quarterly and is comprised of the following senior executives: Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Head of Reinsurance Division, Chief Executive Officer of the Insurance Division, General Counsel, Chief Transformation Officer, Chief Reserving Actuary, and the Chief Risk Officer.

The ERC is assisted in its activities by Everest’s ERM function and senior management risk committees. The ERC provides strategic risk management direction to the Group, which is then executed by the business units and by Everest’s ERM function. ERM is centrally responsible for implementing the risk management framework and identifying, assessing, monitoring, controlling, and communicating the Company’s risk exposures. Everest’s ERM function is independent of operating units and reports to the Chief Risk Officer. Everest’s senior management risk committees, including the Underwriting Risk Committee, Financial Risk Committee, and Operational Risk Committee supports ERM and the ERC with the compilation and analysis of risk insights with regards to exposure management and execution management.

Our Chief Risk Officer also reports to the Board’s Risk Management Committee (“RMC”), which helps execute the Board’s supervisory responsibility pertaining to ERM. The role of the RMC includes evaluation of the integrity and effectiveness of our ERM procedures, systems, and information; governance on major policy decisions pertaining to risk aggregation and minimization; and, assessment of our major decisions and preparedness levels pertaining to perceived material risks.
Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including all U.S. states, Canada and Singapore. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.
Climate Risk Management.
As a global reinsurance and insurance organization, we recognize the potential impact of extreme natural perils on our world. We are also acutely aware of the fact that our industry plays a critical role in economic and social recovery after such extreme weather events. It is our policy to remain committed to providing solutions that can help our clients manage their own environmental risks in real and practical ways. We are also dedicated to managing and reducing our own ecological footprint wherever possible and considering environmental factors when making investment decisions.
Much of our business involves protecting clients through insurance and reinsurance from the impact of devastating natural catastrophes. As such, it is our policy to take a proactive approach to incorporating climate and weather-related risk into our underwriting procedure. To meet this challenge, our underwriting, actuarial and catastrophe modelling teams work together in researching and analyzing external raw climate/meteorological data in conjunction with our internal proprietary claims and loss information data to assess the geographical impacts of climate risk and develop predictive analytics models to refine our pricing tolerances and product development. This team approach to assessing the impact of climate risk on sustainability for Everest as well as our customers ensures that we are most accurately and responsibly providing specialized coverage to our clients for climate and other environment-related risks.
Insurance Holding Company Regulation.
Under applicable U.S. laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained prior approval for such acquisition from the insurance commissioners of Delaware and any other state in which the Company’s insurance subsidiaries are domiciled or deemed domiciled (as of this date, California). Under these laws, “control” is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. To obtain the approval of any change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, among other things, the background of the acquirer and that of its directors and officers, the acquirer’s financial condition and its proposed changes in the management and operations of the insurance company. U.S. state regulators also require prior notice or regulatory approval of material intercompany and inter-affiliate transactions within the holding company structure.
The Insurance Companies Act of Canada requires prior approval by the Minister of Finance of anyone acquiring a significant interest in an insurance company authorized to do business in Canada. In addition, the Company is subject to regulation by the insurance regulators of other U.S. states and foreign jurisdictions in which it is authorized to do business. Certain of these U.S. states and foreign jurisdictions impose regulations regulating the ability of any person to acquire control of an insurance company authorized to do business in that jurisdiction without appropriate regulatory approval similar to those described above.
Dividends.
Under Bermuda law, Everest Assurance is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Everest Assurance is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Everest Assurance’s dividend payments would exceed 25% of its respective prior year end statutory capital and surplus. At December 31, 2023, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.
The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $7.0 billion at December 31, 2023, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year and (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, as of December 31, 2023, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $877 million.
Insurance Regulation.
Everest Assurance, by virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation”, is admitted to do business in the United States and Bermuda. In Bermuda, Everest Assurance is regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Everest Assurance to the supervision, investigation and intervention powers of the Bermuda Monetary Authority. Under the Act, Everest Assurance is licensed as a Class 3A insurer for general business and as a Class C insurer for long-term business.
U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. The regulation of reinsurers is typically focused on financial condition, investments, management and operation. The rates and policy terms of reinsurance agreements are generally not subject to direct regulation by any governmental authority.
The operations of Everest Re’s foreign branch offices in Canada and Singapore are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations.
Everest National, Everest Security, Everest Denali and Everest Premier are subject to regulations similar to the U.S. regulations applicable to Everest Re. In addition, these companies must comply with substantial regulatory requirements in each state where they conduct business. These additional requirements include, but are not limited to, rate and policy form requirements, as well as requirements on licensing, agent appointments, participation in residual markets and claim handling procedures. These regulations are primarily designed for the protection of policyholders. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in the U.S.
Licenses.

Everest Re is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam. Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements.
Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Bolivia, Brazil, Chile, China, Colombia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, India, Mexico, Nicaragua, Panama, Paraguay, the Philippines, Singapore and Venezuela.
Everest National is licensed in 50 states, the District of Columbia and Puerto Rico.
Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in all 50 states, the District of Columbia and Puerto Rico.
Everest Security recently converted from a Georgia corporation to a Delaware corporation effective August 1, 2023, and is now licensed to write property and casualty insurance as an admitted insurance carrier in Delaware and Georgia, effective October 24, 2023 and in Alabama, effective December 19, 2023.
Everest Denali is licensed in all 50 states and the District of Columbia. Everest Premier is licensed in all 50 states and the District of Columbia.
Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda. By virtue of its one-time election under section 953(d) of the U.S. Internal Revenue Code to be a U.S. income tax paying “Controlled Foreign Corporation,” Everest Assurance may operate in both the U.S. and Bermuda. Everest Assurance is also considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia. In addition, Everest Assurance can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Assurance is registered as a foreign insurer and/or reinsurer in the following countries: Bolivia, Colombia, Chile, Ecuador, Guatemala, Mexico and Paraguay.
Periodic Examinations.
Led by their states of domicile, U.S. insurance companies are subject to periodic financial examination of their affairs, usually every three to five years. U.S. insurance companies are also subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations. In addition, non-U.S. insurance companies and branches are subject to examination and review by regulators in their respective jurisdictions. In 2023, there were no reports of these examinations or reviews issued that contained any material findings or recommendations.
NAIC Risk-Based Capital Requirements.
The U.S. National Association of Insurance Commissioners (“NAIC”) has developed a formula to measure the statutory minimum amount of capital required for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company’s risk profile are its asset risk, credit risk, and underwriting risk. The standard is an effort to anticipate insolvencies. This allows regulators to take actions that could limit the impact of these insolvencies on policyholders.
Under the approved formula, a company’s adjusted statutory surplus (end of period surplus adjusted for items not currently applicable to the Everest companies) is compared to the Risk-Based Capital Model (“RBC”) developed by the NAIC.  If this ratio is above a minimum threshold, no action is necessary.  Below this threshold are four distinct action levels at which an insurer’s domiciliary state regulator can intervene with increasing degrees of authority over an insurer as the ratio of adjusted surplus to RBC decreases.  The mildest intervention requires an insurer to submit a plan of appropriate corrective actions.  The most severe action requires an insurer to be rehabilitated or liquidated.
Based on their financial positions, as of December 31, 2023, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum RBC thresholds.

Tax Matters.
The following summary of the taxation of the Company is based on current law. There can be no assurance that legislative, judicial, or administrative changes will not be enacted that might materially affect this summary.

The Company conducts business and is subject to taxation in the United States. Non-U.S. branches of the Company are subject to both local taxation in the jurisdictions in which they operate and U.S. corporate income tax but are generally relieved from double taxation through the application of foreign tax credits against their U.S. income tax liability.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.

Available Information.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on the Securities and Exchange Commission (“SEC”) website at https://www.sec.gov as soon as reasonably practicable after such reports are electronically filed with the SEC.
ITEM 1A.    RISK FACTORS
Our business, results of operations and financial conditions are subject to numerous risks and uncertainties. While we seek to identify, manage and mitigate risks to our business, risk and uncertainty cannot be eliminated or necessarily predicted. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, actual results could differ materially from the disclosed information, our business, financial condition, and results of operations could be materially and adversely affected and our ability to service our debt, our debt ratings and our ability to issue new debt could decline significantly.
UNDERWRITING
Our results could be adversely affected by catastrophic events.
We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism. The frequency and/or severity of catastrophic events may be impacted in the future by the continued effects of climate change. Climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax net catastrophe losses
(Dollars in millions)
2023	$323
2022	984
2021	940
2020	397
2019	574
Our losses from future catastrophic events could exceed our projections.
We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the placement of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area. These loss projections are approximations, reliant on a mix of quantitative and qualitative processes, and actual losses may exceed the projections by a material amount.
If our loss reserves are inadequate to meet our actual losses, our net income would be reduced or we could incur a loss.
We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claims data supplied by our ceding companies and brokers, and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. During the past five calendar years, the reserve re-estimation process resulted in an increase to our pre-tax net income in 2023 and resulted in a decrease to our pre-tax net income in 2022, 2021, 2020 and 2019:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2023	$21	increase
2022	8	decrease
2021	5	decrease
2020	200	decrease
2019	44	decrease
The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities. As of December 31, 2023, 1.6% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.
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
In addition, losses may arise from events or exposures that are not anticipated when the coverage is priced. In addition to such unanticipated events, we also face the unanticipated expansion of our exposures, particularly in long-tail liability lines. An example of this is the expansion over time of the scope of insurers’ legal liability within the mass tort cases, particularly for A&E exposures discussed above.
Decreases in pricing for property and casualty reinsurance and insurance could reduce our net income.
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty insurance and reinsurance products, are outside of our control. The supply of (re)insurance is driven by prevailing prices and levels of capacity that may fluctuate in response to a number of factors, including large catastrophic losses and investment returns being realized in the insurance industry. Demand for (re)insurance is influenced by underwriting results of insurers and insureds, including catastrophe losses, and prevailing general economic conditions. If any of these factors were to result in a decline in the demand for (re)insurance or an overall increase in (re)insurance capacity, our net income could decrease.

If we are unable or choose not to purchase reinsurance and transfer risk to the reinsurance markets, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.
We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk-taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance. With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance. In addition, we have increased some of our quota share contracts with larger retrocessionaires. The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

Percentage of ceded written premiums to gross written premiums	2023	2022	2021	2020	2019
Unaffiliated	13.3%	13.2%	14.3%	14.9%	16.7%
Affiliated	3.9%	3.8%	4.9%	1.7%	1.4%
FINANCIAL
A decline in our financial strength ratings could adversely affect our standing among cedents and broker partners and our ability to grow premiums and earnings.
Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Financial strength ratings are used by cedents, agents and brokers to assess the financial strength and credit quality of reinsurers and insurers. A downgrade or withdrawal of any of these ratings could adversely affect our ability to market our reinsurance and insurance products, our ability to compete with other reinsurers and insurers and our ability to write new business, which in turn could impact our profitability and results.
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
See also ITEM 1, “Financial Strength Ratings”.
A decline in our debt ratings could increase our borrowing costs and adversely affect our ability to access capital markets at attractive rates.
If our debt ratings are downgraded, we could incur higher borrowing costs, higher cost of capital, and our ability to access the capital markets at attractive rates could be impacted. We are unable to provide any guarantees on whether or not or ratings may be downgraded by any of our rating agencies in the future.
See also ITEM 1, “Debt Ratings”.
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
Our investment values and investment income could decline due to changed conditions in the financial markets.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. The fair value of our invested assets and associated investment income may fluctuate depending on various factors including the effects of economic events and conditions, governmental policies, changes in interest rates and credit spreads, and market volatility.
Interest Rate Risk.
Most of our fixed income securities are classified as available for sale, and temporary changes in the fair value of these investments due to interest rate fluctuations are reflected as changes to our shareholder’s equity. Additionally, net investment income from fixed income investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, can differ from the income anticipated from those securities at the time of purchase.
Credit Risk.
Our investment portfolio is subject to the risk of loss due to default or deterioration in credit quality. As a part of our ongoing analysis of our investment portfolio, we are required to assess current expected credit losses for all held-to-maturity securities and evaluate expected credit losses for available-for-sale securities when fair value is below amortized cost, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. If issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise.
Equity Risk.
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
The failure to maintain access to enough cash, readily salable or unencumbered financial assets to meet near-term financial obligations.
Liquidity risk is a manifestation of events that are driven by other risk types (insurance, investment, operational). A liquidity shortfall may arise in the event of insufficient access to internal and external funding sources to meet an immediate and significant need for cash or collateral. Additionally, a rapid increase in interest rates can create a short-term pressure on regulatory capital models.
The Company's liquidity could be affected by a broad market illiquidity event, default by significant market participant, inability to sell assets, inability to access bank accounts, inability to access capital and credit markets, concentration of CAT events, or unforeseen capital needs. A failure to have sufficient cashflow to meet obligations may adversely affect business relations and the creditworthiness of the Company.
Because of our holding company structure, our ability to pay dividends, interest and principal is dependent on receiving dividends, loan payments and other funds from our subsidiaries.
Holdings is a holding company, whose most significant asset is the stock of its operating subsidiaries. As a result, its ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of its operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S. states and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to Holdings in the future, which could prevent us from paying dividends or interest or making other payments on our securities.
We may experience foreign currency exchange losses that reduce our net income and capital levels.
We conduct business in a variety of non-U.S. currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates.

Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2023, we wrote approximately 18.7% of our coverages in non-U.S. currencies; as of December 31, 2023, we maintained approximately 9.2% of our investment portfolio in investments denominated in non-U.S. currencies.
Our business is sensitive to unanticipated levels of inflation.
While consideration is given to the levels of inflation and how that may impact premiums and claims, the impacts of inflation may be different than anticipated. Premiums are established before actual losses are known, which may result in some underpricing if inflation rises more rapidly than expected, ultimately creating a deficiency that may impact our financial position.
Measures taken by domestic or foreign governments could have effects on our business.
The potential political, economic, military, and social risks that can emerge from a nation's involvement in international affairs can manifest into elevated geopolitical risk. For financial institutions, there are direct and indirect effects that can result from these events, including effects to the growth of business, return in foreign investments, claims patterns and local operations.
OPERATIONAL
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
We are dependent upon our information technology platform, including our processing systems, data and electronic transmissions in our business operations. Security breaches and other cyber threats could expose us to the loss or misuse of our technology systems or information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and possibly our results. An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. We are not aware of a cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial condition.
We are dependent on brokers and agents for business developments.
We rely on brokers and agents. Our relationship with this distribution network is based on quality of underwriting, claim services, financial strength and other factors, which could weaken.
Analytical models used in decision making could vary materially from actual results.
As a financial services company, we are exposed to model risk. We utilize financial models to derive metrics and drive analysis to assist in decision making across key areas, such as pricing, underwriting, reserving, investment management, ceding business, capital allocation and risk management. These models may not operate properly, may contain incorrect information and errors and may rely on assumptions and projections that are inherently uncertain.
Our operations are subject to business continuation risk.
Across our global business centers, there is risk that our operations, systems or data, or those of third parties on whom we rely, may be disrupted. We may experience a disruption in business continuity as a result of pandemic and public health crises, geopolitical risks including armed conflict and civil unrest, terrorist events, natural disasters, cyber-attacks affecting internet and cloud services. All ultimately result in workforce unavailability among others.
STRATEGIC

Our industry is highly competitive, and we may not be able to compete successfully in the future.
Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the reinsurance and insurance markets with numerous competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations.
According to S&P, Group ranks among the top ten global property and casualty reinsurance groups, where more than two-thirds of the market share is concentrated. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $306 billion in 2022 according to data compiled by S&P. In addition to existing competitors, the entry of alternative capital market products and new company formations provide additional sources of reinsurance and insurance capacity, which could reduce our market share.
SHAREHOLDERS, LEGAL & REGULATION
Applicable insurance laws may have an anti-takeover effect.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where that insurance company is domiciled or deemed commercially domiciled. Prior to granting approval of an application to acquire control of a domestic insurance company, a state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and competence of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the insurance company and any anti-competitive results that may arise from the consummation of the acquisition of control. Because any person who acquired control of Group would thereby acquire indirect control of its insurance company subsidiaries in the United States, the insurance change of control laws of Delaware and California would apply to such a transaction. This could have the effect of delaying or even preventing such a change of control.
Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.
We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves. These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions. Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand our business operations through acquisitions of new insurance subsidiaries. We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or fine us. These types of actions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.
As a result of the previous dislocation of the financial markets, Congress and the previous administration in the United States implemented changes in the way the financial services industry is regulated. Some of these changes are also impacting the insurance industry. For example, the U.S. Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters. In addition, several European regulatory bodies are in process of updating existing regulations or developing new capital adequacy directives for insurers and reinsurers. The future impact of such initiatives or new initiatives from the current governmental authorities, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.
Regulatory and legislative developments related to cybersecurity could have an adverse impact on our business.

In October 2017, the NAIC adopted the Insurance Data Security Model Law, which was intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, requiring insurers, and other entities required to be licensed under state insurance laws to comply with certain requirements, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. The Insurance Data Security Model Law has now adopted in 23 states. In addition, certain state insurance regulators are developing or have developed their own regulations that may impose additional regulatory requirements relating to cybersecurity on insurance and reinsurance companies. For example, the New York State Department of Financial Services has an applicable regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017 and amended on November 1, 2023. The SEC has also adopted new rules effective September 5, 2023 to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance and incidents. We cannot predict the impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.
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
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Everest has aligned and operationalized its cybersecurity program and controls to the National Institute of Standards and Technology (“NIST”) Cybersecurity Incident Response Framework to provide preventative, detective and responsive measures that are timely, comprehensive, systematic, and in alignment with industry standards, regulatory requirements, and the Company’s risk management framework. As part of the Company’s cybersecurity program, Everest has established cross-functional teams with roles and responsibilities for cybersecurity incident response. The Company has a formal incident response escalation process, which involves a dedicated Security Operation Center (“SOC”) as well as a cybersecurity incident response team (“CSIRT”), to further escalate to senior management and the Board, as appropriate. While the actual methods of incident response employed may differ based on the type and nature of the incident, our approach uses a combination of internal teams, external advisors and vendors with specialized skills to support the response and recovery efforts, including a process for escalating issues as needed to senior management and providing timely notification of cybersecurity incidents to law enforcement and regulatory bodies, as appropriate.
Everest uses a multi-layered process for assessing, identifying and managing material risks from cybersecurity threats and manages its systems and processes both internally and with the assistance of specialized third-party service providers. The Company obtains timely cyber-threat intelligence from various sources and maintains intrusion detection, network firewall protections, advanced threat protection, endpoint detection and response, email filtering, DDoS and other protections to secure the company’s critical infrastructure. The SOC provides enhanced early detection of threat intelligence services, actively manages security tools, and monitors and responds to security alerts. The SOC also initiates incident response protocols, including escalating threats as needed to the CSIRT, including the Chief Information Security

Officer (“CISO“), who can further escalate to other members of senior management and the Board, as may be appropriate. Various processes, including compiling security metrics, vulnerability scans, regular patching of software and hardware vulnerabilities, external penetration testing, internal phishing tests, red team exercises, and cyber incident response exercises are used to test the effectiveness of the overall cybersecurity control environment. In addition to periodic self-assessment of various cybersecurity controls, the Company conducts annual independent NIST assessments to review its cybersecurity posture and to identify opportunities to enhance its cybersecurity controls and mitigate cybersecurity risk.
Everest outsources certain business, technological and administrative functions and relies on third-party vendors to perform certain functions or provide certain services on its behalf. The Company negotiates contractual provisions to address identified cybersecurity risk(s) with third-party vendors. Third party security assessments of these vendors are also performed as part of the Company’s third-party vendor management processes. The Company also maintains processes to oversee and manage material risks from cybersecurity threats associated with its use of third-party service providers.
Everest provides resources and learning opportunities to educate all of our colleagues on how to identify, report, and be vigilant against cybersecurity threats in the workplace. In addition, we conduct cybersecurity incident simulation exercises with business, information technology, management, and other key stakeholders to practice and test response processes. Furthermore, the Company collaborates with industry associations, government and regulatory authorities, peer companies and external advisors to monitor the threat environment and to inform its cybersecurity practices.
For the year ended December 31, 2023, Everest has not experienced any cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial conditions.
Governance
Cybersecurity threats present a persistent and dynamic threat to our entire industry. The Company views cybersecurity risk as an enterprise-wide concern that involves people, processes and technology. Accordingly, the Board of Directors of Group, through the RMC, referenced above in ITEM 1 “Business” - Enterprise Risk Management, has ultimate responsibility for risk oversight, as described more fully in our Proxy Statement, while management is tasked with the day-to-day management of the Company’s cybersecurity risks. The Company’s Board has a practical understanding of information systems and technology use in our business operations and processes, as well as a recognition of the risk management aspects of cyber risks and cybersecurity. The RMC, which oversees controls for the Company's major risk exposures, has principal responsibility for oversight of cybersecurity risk.
The Company also appointed a certified Chief Information Security Officer (“CISO”) with significant public and private cybersecurity experience. The CISO is dedicated to assessing the Company’s data security risk, monitoring cyber threat intelligence and taking the steps necessary to implement pertinent safeguards and protocols to manage the risk. In addition, the Executive Risk Committee (“ERC”), referenced above in ITEM 1 “Business” - Enterprise Risk Management, annually reviews the Company’s cyber exposure across all lines of business and security safeguards for privacy-protected data held by the Company. The ERC, through its sub-committees, including the Operational Risk Committee and the Global IT and Cyber Risk Management Committee, works in conjunction with the Company’s CISO to assess the Company’s vulnerabilities to cybersecurity threats, including the operational risk of such threats to our business, as continuous dialogue throughout the year is essential in assessing the operational risk to our business of cybersecurity threats. The Operational Risk Committee and the Global IT and Cyber Risk Management Committee sub-committees meet quarterly in advance of the quarterly ERC meetings to, among other things, report on material cybersecurity risks.
From a governance perspective, in addition to the CISO, senior members of Information Technology provide briefs on cybersecurity matters, the overall cyber resiliency posture of the Company, and the effectiveness of the Company’s cybersecurity program to the RMC. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.
ITEM 2.    PROPERTIES
Everest Re’s corporate offices are located in approximately 321,500 square feet of leased office space in Warren, New Jersey. The Company’s 18 other locations occupy a total of approximately 233,360 square feet, all of which are leased.

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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holder of Common Stock.
As of December 31, 2023, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.
Dividend History and Restrictions.
Holdings did not pay any dividends in 2023, 2022 and 2021. The declaration and payment of future dividends, if any, by Holdings will be at the discretion of the Board of Directors and will depend upon many factors, including Holdings’ earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, Holdings is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $7.0 billion at December 31, 2023, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Accordingly, as of December 31, 2023, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $877 million.
Recent Sales of Unregistered Securities.
None.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following is a discussion and analysis of our results of operations and financial condition for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes, under ITEM 8 of this Form 10-K. Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, comparisons between 2022 and 2021 have been omitted from this Form 10-K but can be found in

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
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
Our capital position remains a source of strength, with high-quality invested assets, significant liquidity and a low operating expense ratio. Our diversified global platform with its broad mix of products, distribution and geography is resilient.
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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Gross written premiums	$11,117	$9,677	$9,331	14.9%	3.7%
Net written premiums	9,212	8,032	7,719	14.7%	4.0%

REVENUES:
Premiums earned	$8,536	$7,876	$7,179	8.4%	9.7%
Net investment income	993	638	745	55.5%	(14.3)%
Net gains (losses) on investments	(180)	(982)	501	(81.6)%	NM
Other income (expense)	(11)	(6)	23	NM	NM
Total revenues	9,337	7,526	8,448	24.1%	(10.9)%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	5,578	5,823	5,387	(4.2)%	8.1%
Commission, brokerage, taxes and fees	1,851	1,632	1,513	13.4%	7.9%
Other underwriting expenses	574	501	454	14.5%	10.5%
Corporate expense	18	26	33	(31.1)%	(22.9)%
Interest, fee and bond issue cost amortization expense	134	101	70	33.2%	44.3%
Total claims and expenses	8,156	8,083	7,457	0.9%	8.4%

INCOME (LOSS) BEFORE TAXES	1,181	(557)	991	NM	NM
Income tax expense (benefit)	210	(112)	192	NM	NM
NET INCOME (LOSS)	$972	$(445)	$800	NM	NM

RATIOS:				Point Change
Loss ratio	65.3%	73.9%	75.0%	(8.6)	(1.1)
Commission and brokerage ratio	21.7%	20.7%	21.1%	1.0	(0.4)
Other underwriting expense ratio	6.7%	6.4%	6.3%	0.3	0.1
Combined ratio	93.8%	101.0%	102.4%	(7.2)	(1.4)

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2023	2022	2021	2023/2022	2022/2021
Balance sheet data:
Total investments and cash	$23,439	$19,195	$19,719	22.1%	(2.7)%
Total assets	31,638	27,957	27,695	13.2%	0.9%
Loss and loss adjustment expense reserves	15,796	14,977	13,121	5.5%	14.1%
Total debt	3,385	3,084	3,089	9.8%	(0.2)%
Total liabilities	24,451	22,303	20,657	9.6%	8.0%
Stockholder's equity	7,187	5,654	7,038	27.1%	(19.7)%
(Some amounts may not reconcile due to rounding)
(NM - not meaningful)
Revenues.
Premiums. Gross written premiums increased by 14.9% to $11.1 billion in 2023, compared to $9.7 billion in 2022, reflecting a $1.3 billion, or 22.1% increase in our reinsurance business and a $138 million, or 3.6% increase in our insurance business. The increase in reinsurance premiums reflects growth across all lines of business, particularly property pro rata, and property excess of loss business. The increase in insurance premiums reflects growth across multiple lines of business, particularly specialty casualty business, property/short tail business and other specialty business, driven by positive rate and exposure increases, new business and strong renewal retention. Net written premiums increased by 14.7% to $9.2 billion in 2023, compared to $8.0 billion in 2022. Premiums earned increased by 8.4% to $8.5 billion in 2023, compared to $7.9 billion in 2022, which is consistent with the percentage changes in gross written premiums. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $11 million and $6 million in 2023 and 2022, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional (a)	$5,254	61.5%		$1	—%		$5,255	61.6%
Catastrophes	346	4.0%		(22)	(0.3)%		323	3.8%
Total	$5,599	65.6%		$(21)	(0.3)%		$5,578	65.3%

2022
Attritional (a)	$4,828	61.3%		$11	0.1%		$4,839	61.4%
Catastrophes	987	12.5%		(4)	0.0%		983	12.5%
Total	$5,815	73.8%		$7	0.1%		$5,823	73.9%

2021
Attritional (a)	$4,439	61.8%		$8	0.1%		$4,447	61.9%
Catastrophes	943	13.1%		(3)	—%		940	13.1%
Total	$5,382	74.9%		$5	0.1%		$5,387	75.0%

Variance 2023/2022
Attritional (a)	$426	0.3	pts	$(11)	(0.1)	pts	$416	0.1	pts
Catastrophes	(642)	(8.5)	pts	(18)	(0.2)	pts	(660)	(8.7)	pts
Total	$(215)	(8.2)	pts	$(29)	(0.3)	pts	$(244)	(8.6)	pts

Variance 2022/2021
Attritional (a)	$389	(0.5)	pts	$3	—	pts	$392	(0.5)	pts
Catastrophes	44	(0.6)	pts	(1)	—	pts	43	(0.6)	pts
Total	$433	(1.1)	pts	$2	—	pts	$436	(1.1)	pts
(a)Attritional losses exclude catastrophe losses.
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 4.2% to $5.6 billion in 2023 compared to $5.8 billion in 2022, primarily due to a decrease of $642 million in current year catastrophe losses, partially offset by an increase of $426 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. Net favorable development on prior year attritional losses was $11 million, where Reinsurance had favorable development of $333 million and Insurance had unfavorable development of $322 million. The current year catastrophe losses of $346 million in 2023 related primarily to the 2023 Turkey earthquakes ($92 million), Hurricane Otis ($84 million), the 2023 New Zealand storms ($41 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($26 million), and Hurricane Idalia ($20 million), with the remaining losses resulting from various storm events. The current year catastrophe losses of $987 million in 2022 related primarily to Hurricane Ian ($768 million), the 2022 Australia floods

($75 million), the 2022 South Africa flood ($43 million), Hurricane Fiona ($27 million), and the 2022 Canada derecho ($20 million), with the remaining losses resulting from various storm events.
The Company had up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of $48.2 billion issued in February 2024 exceeds the attachment point. The potential recovery under the CAT Bond is not expected to be material. As a result, no portion of the potential CAT bond recovery has been included in the Company’s current financial results.
The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023. The commutations of the agreements resulted in the recognition of an aggregate loss of $37 million for Everest Re. The impact of the commutations are embedded within the Reinsurance Segment’s net favorable development on prior year attritional losses.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $1.9 billion in 2023 compared to $1.6 billion in 2022. The increase was primarily due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses were $574 million and $501 million in 2023 and 2022, respectively. The increase in other underwriting expenses was mainly due to the continued build out of our insurance operations, including an expansion of the insurance platform.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $18 million and $26 million for the years ended December 31, 2023 and 2022, respectively. The decrease from 2023 to 2022 was mainly due to a greater percentage of general expenses being allocated to operating segments.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense were $134 million and $101 million in 2023 and 2022, respectively. The increase in interest expense was primarily due to movements in the floating interest rate related to the long-term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 8.03% as of December 31, 2023 compared to 6.99% as of December 31, 2022.
Income Tax Expense (Benefit). The Company had an income tax expense of $210 million and income tax benefit of $112 million in 2023 and 2022, respectively. Variations in income taxes generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net gains (losses) on investments as well as changes in tax exempt investment income and creditable foreign taxes. The change from income tax benefit to income tax expense resulted primarily from improvement in pre-tax income, decreased capital losses and increased fair value of investments.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $972 million and net loss was $445 million in 2023 and 2022, respectively. The change was primarily driven by underwriting income of $533 million and net investment income of $993 million, partially offset by realized losses on investments of $180 million.
Ratios.
Our combined ratio decreased by 7.2 points to 93.8% in 2023 compared to 101.0% in 2022. The loss ratio component decreased by 8.6 points in 2023 over the same period last year mainly due to a decline of $642 million in catastrophe losses. The commission and brokerage ratio components increased to 21.7% in 2023 compared to 20.7% in 2022, reflecting changes in affiliated reinsurance agreements and changes in the mix of business. The other underwriting expense ratio slightly increased to 6.7% in 2023 from 6.4% in 2022. The increase was mainly due to higher insurance operations costs.
Stockholder's Equity.
Stockholder’s equity increased by $1.5 billion to $7.2 billion at December 31, 2023 from $5.7 billion at December 31, 2022, principally as a result of $972 million of net income, $527 million of net unrealized appreciation on investments, net of tax, $17 million of net foreign currency translation adjustments and $17 million of net benefit plan obligation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 55.5% to $993 million in 2023 compared to $638 million in 2022. The increase was primarily the result of an increase of $312 million in income from fixed maturity investments and an increase of $59 million in short-term investments and cash, partially offset by a decrease of $35 million in limited partnership income. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.
The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Fixed maturities	$822	$510	$344
Equity securities	3	16	15
Short-term investments and cash	74	16	1
Other invested assets
Limited partnerships	37	72	321
Dividends from preferred shares of affiliate	31	31	31
Other	59	30	63
Gross investment income before adjustments	1,027	675	774
Funds held interest income (expense)	3	6	8
Interest income from Parent	7	11	6
Gross investment income	1,038	691	788
Investment expenses	46	52	43
Net investment income	$993	$638	$745
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	2023	2022	2021
Annualized pre-tax yield on average cash and invested assets	4.5%	3.3%	4.4%
Annualized after-tax yield on average cash and invested assets	3.6%	2.6%	3.5%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Years Ended December 31,			2023/2022	2022/2021
(Dollars in millions)	2023	2022	2021	Variance	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$12	$9	$33	$3	$(24)
Losses	(204)	(88)	(24)	(116)	(63)
Total	(192)	(79)	8	(114)	(87)

Equity securities
Gains	8	165	39	(156)	126
Losses	—	(48)	(15)	48	(33)
Total	8	117	24	(108)	93

Other invested assets
Gains	—	18	10	(18)	8
Losses	—	(5)	(4)	5	(1)
Total	—	13	6	(13)	7

Short-term Investments:
Gains	1	—	—	1	—
Losses	—	—	—	—	—
Total	—	—	—	1	—

Total net realized gains (losses) from dispositions
Gains	20	192	82	(172)	110
Losses	(204)	(141)	(43)	(64)	(98)
Total	(184)	51	39	(235)	12

Allowances for credit losses:	(1)	(27)	(26)	26	(1)

Gains (losses) from fair value adjustments:
Fixed maturities	—	—	—	—	—
Equity securities	(4)	(447)	254	443	(701)
Other invested assets	9	(558)	234	567	(793)
Total	5	(1,006)	488	1,010	(1,494)

Total net gains (losses) on investments	$(180)	$(982)	$501	$801	$(1,483)
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during 2023 primarily relate to $184 million of net realized losses from disposition of investments and net losses from fair value adjustments on equity securities of $4 million as a result of equity market declines in 2023, partially offset by net gains of $9 million from fair value adjustments on other invested assets.
Segment Results.
The Company operates through two operating segments. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States as well as through branches in Canada and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
Our two operating segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed. These changes have been reflected retrospectively.
The Company does not review and evaluate the financial results of its operating segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of the two operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
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
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Years Ended December 31,			2023/2022		2022/2021
(Dollars in millions)	2023	2022	2021	Variance	% Change	Variance	% Change
Gross written premiums	$7,181	$5,879	$5,979	$1,302	22.1%	$(99)	(1.7)%
Net written premiums	6,205	5,204	5,217	1,001	19.2%	(13)	(0.2)%

Premiums earned	$5,637	$5,147	$4,899	$490	9.5%	$247	5.1%
Incurred losses and LAE	3,329	3,926	3,750	(597)	(15.2)%	176	4.7%
Commission and brokerage	1,545	1,308	1,229	237	18.2%	79	6.4%
Other underwriting expenses	167	138	142	29	20.9%	(4)	(2.8)%
Underwriting gain (loss)	$596	$(224)	$(220)	$821	NM	$(4)	1.7%

					Point Chg		Point Chg
Loss ratio	59.0%	76.3%	76.5%		(17.3)		(0.3)
Commission and brokerage ratio	27.4%	25.4%	25.1%		2.0		0.3
Other underwriting expense ratio	3.0%	2.7%	2.9%		0.3		(0.2)
Combined ratio	89.4%	104.4%	104.5%		(15.0)		(0.1)
(Some amounts may not reconcile due to rounding.)
(NM - not meaningful)

Premiums. Gross written premiums increased by 22.1% to $7.2 billion in 2023 from $5.9 billion in 2022. The increase in gross written premiums reflects growth across all lines of business, particularly property pro rata, and property excess of loss business. Net written premiums increased to $6.2 billion in 2023 from $5.2 billion in 2022. Premiums earned increased 9.5% to $5.6 billion in 2023 compared to $5.1 billion in 2022. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the twelve months ended December 31, 2023 period and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.
Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$3,371	59.8%		$(351)	(6.2)%		$3,020	53.6%
Catastrophes	330	5.8%		(21)	(0.4)%		309	5.5%
Total segment	$3,701	65.7%		$(372)	(6.6)%		$3,329	59.1%

2022
Attritional	$3,077	59.8%		$(18)	(0.4)%		$3,058	59.4%
Catastrophes	870	16.9%		(3)	(0.1)%		868	16.9%
Total segment	$3,947	76.7%		$(21)	(0.4)%		$3,926	76.3%

2021
Attritional	$2,976	60.7%		$(15)	(0.3)%		$2,961	60.4%
Catastrophes	792	16.2%		(3)	(0.1)%		789	16.1%
Total segment	$3,767	76.9%		$(18)	(0.4)%		$3,750	76.5%

Variance 2023/2022
Attritional	$295	—	pts	$(333)	(5.9)	pts	$(38)	(5.8)	pts
Catastrophes	(541)	(11.1)	pts	(18)	(0.3)	pts	(559)	(11.4)	pts
Total segment	$(246)	(11.0)	pts	$(351)	(6.2)	pts	$(597)	(17.2)	pts

Variance 2022/2021
Attritional	$101	(1.0)	pts	$(3)	—	pts	$98	(1.0)	pts
Catastrophes	78	0.7	pts	—	—	pts	78	0.7	pts
Total segment	$179	(0.2)	pts	$(3)	—	pts	$176	(0.3)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 15.2% to $3.3 billion in 2023 compared to $3.9 billion in 2022. The decrease was primarily due to $351 million of favorable development on prior year attritional losses in 2023 and a decrease of $541 million in current year catastrophe losses, partially offset by an increase of $295 million in current year attritional losses. The net favorable development on prior year attritional losses mainly related to a combination of well seasoned mortgage and short-tail business, offset by $37 million of commutations from stop loss agreements between Everest Re and Bermuda Re that are embedded within the Reinsurance Segment’s net favorable development on prior year attritional losses. The increase in current year attritional losses was primarily related to the impact of the increase in premiums earned. The current year catastrophe losses of $330 million in 2023 related primarily to the 2023 Turkey earthquakes ($92 million), Hurricane Otis ($84 million), the 2023 New Zealand storms ($40 million), the 2023 Morocco earthquake ($40 million), the

2023 Hawaii wildfire ($21 million), and Hurricane Idalia ($20 million), with the remaining losses resulting from various storm events. The current year catastrophe losses of $870 million in 2022 related primarily to Hurricane Ian ($669 million), the 2022 Australia floods ($75 million), the 2022 South Africa flood ($43 million), Hurricane Fiona ($24 million), and the 2022 Canada derecho ($20 million), with the remaining losses resulting from various storm events.
Segment Expenses. Commission and brokerage increased to $1.5 billion in 2023 compared to $1.3 billion in 2022. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business. Segment other underwriting expenses increased to $167 million in 2023 from $138 million in 2022.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Years Ended December 31,			2023/2022		2022/2021
(Dollars in millions)	2023	2022	2021	Variance	% Change	Variance	% Change
Gross written premiums	$3,936	$3,798	$3,352	$138	3.6%	$445	13.3%
Net written premiums	3,007	2,828	2,503	180	6.3%	325	13.0%

Premiums earned	$2,900	$2,729	$2,279	$171	6.3%	$450	19.7%
Incurred losses and LAE	2,249	1,897	1,637	353	18.6%	260	15.9%
Commission and brokerage	306	325	284	(18)	(5.6)%	41	14.3%
Other underwriting expenses	407	364	312	44	12.0%	51	16.5%
Underwriting gain (loss)	$(64)	$144	$46	$(207)	NM	$98	NM

					Point Chg		Point Chg
Loss ratio	77.6%	69.5%	71.8%		8.1		(2.3)
Commission and brokerage ratio	10.6%	11.9%	12.5%		(1.3)		(0.6)
Other underwriting expense ratio	14.1%	13.3%	13.7%		0.7		(0.4)
Combined ratio	102.2%	94.7%	98.0%		7.5		(3.3)
(Some amounts may not reconcile due to rounding)
(NM, not meaningful)
Premiums. Gross written premiums increased by 3.6% to $3.9 billion in 2023 compared to $3.8 billion in 2022. The increase in insurance premiums reflects growth across multiple lines of business, particularly specialty casualty business, property/short tail business and other specialty business, driven by positive rate and exposure increases, new business and strong renewal retention. Net written premiums increased by 6.3% to $3.0 billion in 2023 compared to $2.8 billion in 2022. The higher percentage increase in net written premiums compared to gross written premiums was mainly due to higher net retention resulting from changes in the mix of business. Premiums earned increased by 6.3% to $2.9 billion in 2023 compared to $2.7 billion in 2022. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2023
Attritional	$1,883	64.9%		$352	12.1%		$2,234	77.1%
Catastrophes	16	0.6%		(1)	—%		15	0.5%
Total segment	$1,899	65.5%		$351	12.1%		$2,249	77.6%

2022
Attritional	$1,751	64.2%		$30	1.1%		$1,781	65.3%
Catastrophes	117	4.3%		(1)	—%		116	4.3%
Total segment	$1,868	68.5%		$29	1.1%		$1,897	69.5%

2021
Attritional	$1,463	64.2%		$23	1.0%		$1,486	65.2%
Catastrophes	151	6.6%		—	—%		151	6.6%
Total segment	$1,614	70.8%		$23	1.0%		$1,637	71.8%

Variance 2023/2022
Attritional	$132	0.8	pts	$322	11.0	pts	$454	11.8	pts
Catastrophes	(101)	(3.7)	pts	—	—	pts	(101)	(3.7)	pts
Total segment	$31	(3.0)	pts	$322	11.0	pts	$353	8.1	pts

Variance 2022/2021
Attritional	$288	—	pts	$7	0.1	pts	$294	—	pts
Catastrophes	(34)	(2.3)	pts	(1)	—	pts	(35)	(2.4)	pts
Total segment	$254	(2.4)	pts	$6	—	pts	$260	(2.3)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 18.6% to $2.2 billion in 2023 compared to $1.9 billion in 2022. The increase was mainly due to $352 million of net unfavorable development on prior year attritional losses in 2023, mainly related to casualty lines in accident years 2016 through 2019 that were impacted by social inflation and an increase of $132 million of current year attritional losses, partially offset by a decrease of $101 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to the impact of the increase in premiums earned. The current year catastrophe losses of $16 million in 2023 related primarily to the 2023 third quarter U.S. storms ($5 million), the 2023 Hawaii wildfire ($5 million) and the 2023 December U.S. East Coast flooding ($5 million), with the remaining losses resulting from various storm events. The $117 million of current year catastrophe losses in 2022 related primarily to Hurricane Ian ($99 million), with the remaining losses resulting from various storm events.
Segment Expenses. Commission and brokerage decreased to $306 million in 2023 compared to $325 million in 2022 primarily due to changes in the mix of business. Segment other underwriting expenses increased to $407 million in 2023 compared to $364 million in 2022. The increase was mainly due to the impact of the increase in premiums earned and expenses related to the continued build out of the insurance business.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at December 31, 2023 and December 31, 2022 was $7.2 billion and $5.7 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

Our main operating company, Everest Re, is regulated by the State of Delaware’s Department of Insurance. The regulatory body has its own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions.
The regulatory targeted capital and the actual statutory capital for Everest Re was as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2023	2022
Regulatory targeted capital	$4,242	$3,353
Actual capital	$6,963	$5,553
(1) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
Our financial strength ratings as determined by A.M. Best, Standard & Poor’s and Moody’s are important as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. See also ITEM 1, Business - “Financial Strength Ratings”.
We maintain our own economic capital models to monitor and project our overall capital as well as the capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.
We repurchased $6 million of our long-term subordinated notes during the third quarter of 2022 and recognized a gain of $1 million on the repurchase. We may continue, from time to time, to seek to retire portions of our outstanding debt securities through cash repurchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be subject to and depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $2.4 billion and $2.1 billion for the years ended December 31, 2023 and 2022, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2023 and December 31, 2022, we held cash and short-term investments of $1.8 billion and $1.3 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at December 31, 2023, we had $537 million of fixed maturity securities - available for sale maturing within one year or less, $2.3 billion maturing within one to five years and $4.4 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At December 31, 2023, we had $324 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $536 million of pre-tax unrealized depreciation and $212 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing as well as the growth in business written. However, given the catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has ample liquidity to settle its catastrophe claims and/or any payments due for its catastrophe bond program.
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
Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position. The fixed maturity securities in the investment portfolio are comprised of non-trading securities. Additionally, we have invested in equity securities.
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
Interest Rate Risk. Our $23.4 billion investment portfolio, at December 31, 2023, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3.4 billion of mortgage-backed securities in the $16.8 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.3 billion of short-term investments) for the period indicated based on upward and downward parallel shifts of 100 and 200 basis points in interest rates. The market value change under the various interest rate changes scenarios was estimated taking duration into account with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2023
(Dollars in millions)	-200	-100	0	100	200
Total Fair Value	$19,196	$18,638	$18,081	$17,523	$16,965
Fair Value Change from Base (%)	6.2%	3.1%	—%	(3.1)%	(6.2)%
Change in Unrealized Appreciation
After-tax from Base ($)	$881	$441	$—	$(441)	$(881)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2022
(Dollars in millions)	-200	-100	0	100	200
Total Fair Value	$15,057	$14,676	$14,294	$13,912	$13,531
Fair Value Change from Base (%)	5.3%	2.7%	—%	(2.7)%	(5.3)%
Change in Unrealized Appreciation
After-tax from Base ($)	$603	$302	$—	$(302)	$(603)

We had $15.8 billion and $15.0 billion of gross reserves for losses and LAE as of December 31, 2023 and December 31, 2022, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each non-U.S. operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these non-U.S. operations are the Singapore and Canadian Dollars. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with U.S. GAAP guidance, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(164)	$(82)	$—	$82	$164

	Change in Foreign Exchange Rates in Percent
	At December 31, 2022
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(157)	$(79)	$—	$79	$157
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we have determined that there has been no such change during the fourth quarter.
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
Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The PricewaterhouseCoopers LLP (and its worldwide affiliates) fees incurred are as follows for the periods indicated:

(Dollars in millions)		2023	2022
(1)	Audit Fees	$2.5	$3.4
(2)	Audit-Related Fees	0.3	0.3
(3)	Tax Fees	1.0	0.7
(4)	All Other Fees	—	—
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
Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors. The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services. It may determine, for each fiscal year, the appropriate ratio between the total amount of audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified below as “All Other Fees”. All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by PricewaterhouseCoopers LLP of the non-audit related services disclosed below is compatible with maintaining their independence. The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2023 and 2022.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2024.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JUAN C. ANDRADE
Juan C. Andrade (Chairman, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JUAN C. ANDRADE	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2024
Juan C. Andrade

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer	March 14, 2024
Mark Kociancic

/S/ ROBERT J. FREILING	Senior Vice President and Chief Accounting Officer	March 14, 2024
Robert J. Freiling

INDEX TO EXHIBITS
Exhibit No.

2.1
Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

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

10.1
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long-Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Group, Ltd. Form 8-K filed on March 31, 2009.

*10.2
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated December 4, 2015, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on December 8, 2015.

*10.3
Employment agreement between Everest National Insurance Company and Jonathan M. Zaffino, dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on September 12, 2017.

*10.4
Amendment of employment agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Dominic J. Addesso, dated November 20, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed November 20, 2017.

*10.5
Employment agreement between Everest Group Ltd., Everest Global Services, Inc., Everest Reinsurance Holdings Inc. and Juan C Andrade, dated August 1, 2019, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed August 8, 2019.

*10.6	Employment agreement between Everest Global Services, Inc. and Mark Kociancic, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

E-1

*10.7	Employment agreement between Everest Global Services, Inc. and James Williamson, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

*10.8	Employment agreement between Everest Global Services, Inc. and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

*10.9
Departure of Sanjoy Mukherjee, Executive Vice President, General Counsel and Secretary of Everest Group, Ltd. effective July 3, 2023, herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

*10.10	Employment agreement made effective as of June 12, 2023, between Everest Global Services, Inc. and Ricardo A. Anzaldua, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Juan C. Andrade, filed herewith

31.2	Section 302 Certification of Mark Kociancic, filed herewith

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic, filed herewith

97.1	Everest Group, Ltd. Clawback Policy

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________
*Management contract or compensatory plan or arrangement.
E-2

EVEREST REINSURANCE HOLDINGS, INC.
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of the Reserve for Losses and Loss Adjustment Expenses
As described in Notes 1 and 4 to the consolidated financial statements, the Company maintains reserves equal to the estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims for both its insurance and reinsurance businesses. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2023 was $15.8 billion. Reserves are based on estimates of ultimate losses and loss adjustment expenses by underwriting or accident year. Management uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves as warranted. Management considers many factors when setting reserves including (i) exposure base and projected ultimate premium; (ii) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (iii) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (iv) current legal interpretations of coverage and liability; and (v) economic conditions.
The principal considerations for our determination that performing procedures relating to the valuation of the reserve for losses and loss adjustment expenses is a critical audit matter are (i) the significant judgment by management when developing their estimate, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to the methodologies and the significant assumptions related to expected loss ratios and historical trends, such as reserving patterns, loss payments and product mix, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the reserve for losses and loss adjustment expenses, including controls over the selection of methodologies and development of significant assumptions. These procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in performing procedures for a sample of products and lines of business including: (i) evaluating management’s methodologies and assumptions related to expected loss ratios and historical trends, such as, reserving patterns, loss payment and product mix used for determining reserves for losses and loss adjustment expenses and (ii) developing an independent estimate of the reserve for losses and loss adjustment expenses and comparing the independent estimate to management’s actuarially determined reserves.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2024
We have served as the Company’s auditor since 1996.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, par value per share)	2023	2022
ASSETS:
Fixed maturities - available for sale, at fair value	$15,932	$12,671
(amortized cost: 2023, $16,304; 2022,$13,699, credit allowances: 2023, $(48); 2022, $(46))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2023, $850; 2022, $793 net of credit allowances: 2023, $(8); 2022, $(9))	851	811
Equity securities, at fair value	91	194
Other invested assets	3,259	2,754
Other invested assets, at fair value	1,481	1,472
Short-term investments	1,298	812
Cash	527	481
Total investments and cash	23,439	19,195
Notes receivable - affiliated	—	840
Accrued investment income	222	150
Premiums receivable (net of credit allowances: 2023, $(28); 2022, $(21))	2,245	1,721
Reinsurance recoverables - unaffiliated (net of credit allowances: 2023, $(22); 2022, $(21))	1,816	1,841
Reinsurance recoverables - affiliated	1,547	1,935
Income tax asset, net	141	288
Funds held by reinsureds	306	303
Deferred acquisition costs	659	499
Prepaid reinsurance premiums	490	463
Other assets (net of credit allowances: 2023, $(9); 2022, $(5))	774	722
TOTAL ASSETS	$31,638	$27,957

LIABILITIES:
Reserve for losses and loss adjustment expenses	$15,796	$14,977
Unearned premium reserve	3,886	3,177
Funds held under reinsurance treaties	54	43
Amounts due to reinsurers	488	436
Losses in course of payment	139	77
Income tax liability, net	29	—
Senior notes	2,349	2,347
Long-term notes	218	218
Borrowings from FHLB	819	519
Accrued interest on debt and borrowings	22	19
Unsettled securities payable	126	1
Other liabilities	526	489
TOTAL LIABILITIES	24,451	22,303

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2023 and 2022)	—	—
Additional paid-in capital	1,102	1,102
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $(76) at 2023 and $(225) at 2022	(287)	(848)
Retained earnings	6,372	5,400
Total stockholder's equity	7,187	5,654
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$31,638	$27,957
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions of U.S. dollars)	2023	2022	2021

REVENUES:
Premiums earned	$8,536	$7,876	$7,179
Net investment income	993	638	745
Total net gains (losses) on investments	(180)	(982)	501
Other income (expense)	(11)	(6)	23
Total revenues	9,337	7,526	8,448

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	5,578	5,823	5,387
Commission, brokerage, taxes and fees	1,851	1,632	1,513
Other underwriting expenses	574	501	454
Corporate expenses	18	26	33
Interest, fee and bond issue cost amortization expense	134	101	70
Total claims and expenses	8,156	8,083	7,457

INCOME (LOSS) BEFORE TAXES	1,181	(557)	991
Income tax expense (benefit)	210	(112)	192

NET INCOME (LOSS)	$972	$(445)	$800

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	374	(1,011)	(200)
Reclassification adjustment for realized losses (gains) included in net income (loss)	153	73	9
Total URA(D) on securities arising during the period	527	(938)	(191)

Foreign currency translation adjustments	17	(18)	(9)

Benefit plan actuarial net gain (loss) for the period	15	15	17
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	2	2	6
Total benefit plan net gain (loss) for the period	17	17	23
Total other comprehensive income (loss), net of tax	561	(939)	(177)

COMPREHENSIVE INCOME (LOSS)	$1,533	$(1,384)	$623
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(In millions of U.S. dollars, except share amounts)	2023	2022	2021
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,102	$1,102	$1,101
Share-based compensation plans	—	—	—
Balance, end of period	1,102	1,102	1,102

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(848)	91	268
Net increase (decrease) during the period	561	(939)	(177)
Balance, end of period	(287)	(848)	91

RETAINED EARNINGS:
Balance, beginning of period	5,400	5,845	5,045
Net income (loss)	972	(445)	800
Balance, end of period	6,372	5,400	5,845

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$7,187	$5,654	$7,038
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions of U.S. dollars)	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$972	$(445)	$800
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(519)	(3)	(128)
Decrease (increase) in funds held by reinsureds, net	9	(9)	(30)
Decrease (increase) in reinsurance recoverables	424	70	337
Decrease (increase) in income taxes	27	(286)	100
Decrease (increase) in prepaid reinsurance premiums	(25)	(36)	(68)
Increase (decrease) in reserve for losses and loss adjustment expenses	797	1,885	1,478
Increase (decrease) in unearned premiums	703	189	609
Increase (decrease) in amounts due to reinsurers	48	50	114
Increase (decrease) in losses in course of payment	61	(197)	111
Change in equity adjustments in limited partnerships	(83)	(90)	(368)
Distribution of limited partnership income	57	107	114
Change in other assets and liabilities, net	(274)	(130)	(10)
Non-cash compensation expense	39	37	36
Amortization of bond premium (accrual of bond discount)	(43)	22	31
Net (gains) losses on investments	180	982	(501)
Net cash provided by (used in) operating activities	2,374	2,146	2,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,206	1,399	2,330
Proceeds from fixed maturities sold - available for sale	2,546	2,645	961
Proceeds from fixed maturities matured/called/repaid - held to maturity	82	39	—
Proceeds from equity securities sold	126	2,203	862
Distributions from other invested assets	127	135	127
Cost of fixed maturities acquired - available for sale	(6,518)	(5,928)	(5,832)
Cost of fixed maturities acquired - held to maturity	(112)	(125)	—
Cost of equity securities acquired	(14)	(951)	(1,052)
Cost of other invested assets acquired	(611)	(1,241)	(430)
Net change in short-term investments	(444)	(113)	13
Net change in unsettled securities transactions	172	(52)	(206)
Proceeds from repayment (cost of issuance) of notes receivable - affiliated	840	(340)	(200)
Net cash provided by (used in) investing activities	(2,599)	(2,329)	(3,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	(38)	(37)	(36)
Net FHLB borrowings (repayments)	300	—	209
Cost of debt repurchase	—	(6)	—
Proceeds from issuance of senior notes	—	—	968
Net cash provided by (used in) financing activities	262	(43)	1,142

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	8	(18)

Net increase (decrease) in cash	46	(218)	321
Cash, beginning of period	481	699	379
Cash, end of period	$527	$481	$699

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$182	$174	$91
Interest paid	130	98	62

NON-CASH TRANSACTIONS
Reclassification of specific investments from fixed maturity securities, available for sale at fair value
to fixed maturity securities, held to maturity at amortized cost net of credit allowances	$—	$722	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.Business and Basis of Presentation.
Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited (“Holdings Ireland”), which is a direct subsidiary of Everest Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally. As used in this document, “Company” means Holdings and its subsidiaries.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest Global Services, Inc. (“Global Services”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Reinsurance Company - Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. Whitney Securities, Inc., Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Specialty Underwriters Services, LLC, Everest International Assurance, Ltd. (“Everest Assurance”), EverSports & Entertainment Insurance, Inc. (“Specialty”), Specialty Insurance Group - Leisure and Entertainment Risk Purchasing Group LLC (“Specialty RPG”), Salus Systems (“Salus”) and Mt. McKinley Managers, L.L.C. All intercompany accounts and transactions have been eliminated. All amounts are reported in U.S. dollars.
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
Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2023 presentation.
B.Investments and Cash.
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
Other invested assets include limited partnerships, corporate-owned life insurance (“COLI”), rabbi trusts and other investments. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag and are included within net investment income. Corporate-owned life insurance policies are carried at policy cash surrender value and changes in the policy cash surrender value are included within net investment income.
Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), an affiliated entity. The fair values of the Preferred Holdings convertible preferred stock at December 31, 2023 and December 31, 2022 were determined using a pricing model.
Cash includes cash on hand. Restricted cash is included within cash in the consolidated balance sheets and represents amounts held for the benefit of third parties that is legally or contractually restricted as to its withdrawal or usage. Amounts include trust funds set up for the benefit of ceding companies.

C.Allowance for Premium Receivable and Reinsurance Recoverables.
The Company applies the Current Expected Credit Losses (CECL) methodology for estimating allowances for credit losses. The Company evaluates the recoverability of its premiums and reinsurance recoverable balances and establishes an allowance for estimated uncollectible amounts.
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums, are primarily comprised of premiums due from policyholders/cedents. Balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods. For these balances, the allowance is estimated based on recent historical credit loss and collection experience, adjusted for current economic conditions and reasonable and supportable forecasts, when appropriate.
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
D.Deferred Acquisition Costs.
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
E.Reserve for Losses and Loss Adjustment Expenses.
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
F.Premium Revenues.
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
During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the twelve months ended December 31, 2023 period and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.
G.Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers. Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2023 were collateralized either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.
H.Income Taxes.
The Company and its wholly owned subsidiaries file a consolidated U.S. Corporation Income Tax Return. The Company’s foreign subsidiaries and foreign branches of its U.S. subsidiaries file country and local corporation income tax returns as required. Deferred U.S. federal and foreign income taxes have been recorded to recognize the tax effect of temporary differences between the GAAP and income tax basis of assets and liabilities, which arise because of differences between the financial reporting and income tax rules.

As an accounting policy, the Company has adopted the aggregate portfolio approach for releasing disproportionate income tax effects from Accumulated Other Comprehensive Income.
I.Foreign Currency.
The Company transacts business in numerous currencies through business units located around the world. The functional currency for each business unit is determined by the local currency used for most economic activity in that area. Movements in exchange rates related to transactions in currencies other than a business unit’s functional currency for monetary assets and liabilities are measured through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale fixed maturity securities, which are excluded from net income (loss) and accumulated in stockholder’s equity, net of deferred taxes.
The business units’ functional currency financial statements are translated to the Company’s reporting currency, U.S. dollars, using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the statements of operations. Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated as a separate component of other comprehensive income (loss) in stockholder’s equity.
J.Segmentation.
The Company, through its subsidiaries, operates in two segments: Reinsurance and Insurance. During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed. These changes have been reflected retrospectively. See also Note 6.
K.Recent Accounting Pronouncements.
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact in 2023.
Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are affective after 2023 by the Financial Accounting Standards Board on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2023 . There were no accounting standards identified, other than those directly reference below, that are expected to have a material impact to Holdings.
Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update No. 2023-09, which requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

2.INVESTMENTS
The following tables show amortized cost, allowance for credit losses, gross unrealized appreciation, gross unrealized depreciation (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$265	$—	$—	$(17)	$247
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	4,400	(47)	96	(160)	4,289
Asset-backed securities	5,307	—	23	(48)	5,282
Mortgage-backed securities
Commercial	575	—	—	(53)	522
Agency residential	2,532	—	27	(124)	2,435
Non-agency residential	429	—	14	(1)	441
Foreign government securities	859	—	15	(39)	835
Foreign corporate securities	1,800	—	35	(82)	1,753
Total fixed maturity securities - available for sale	$16,304	$(48)	$212	$(536)	$15,932
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$575	$—	$—	$(40)	$535
Obligations of U.S. states and political subdivisions	444	—	2	(32)	413
Corporate securities	3,913	(45)	14	(322)	3,561
Asset-backed securities	4,111	—	5	(165)	3,951
Mortgage-backed securities
Commercial	569	—	—	(59)	509
Agency residential	1,792	—	3	(167)	1,628
Non-agency residential	3	—	—	—	3
Foreign government securities	696	—	2	(61)	637
Foreign corporate securities	1,597	(1)	4	(167)	1,433
Total fixed maturity securities - available for sale	$13,699	$(46)	$30	$(1,013)	$12,671
(Some amounts may not reconcile due to rounding.)
The following table shows amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$150	$(2)	$1	$(3)	$146
Asset-backed securities	604	(5)	4	(10)	593
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$859	$(8)	$12	$(13)	$850
(Some amounts may not reconcile due to rounding.)

	At December 31, 2022
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$152	$(2)	$—	$(6)	$144
Asset-backed securities	634	(6)	2	(15)	614
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	28	(1)	2	—	28
Total fixed maturity securities - held to maturity	$820	$(9)	$3	$(22)	$793
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$546	$537	$581	$563
Due after one year through five years	2,402	2,310	3,684	3,429
Due after five years through ten years	2,842	2,784	2,003	1,760
Due after ten years	1,672	1,621	958	827
Asset-backed securities	5,307	5,282	4,111	3,951
Mortgage-backed securities
Commercial	575	522	569	509
Agency residential	2,532	2,435	1,792	1,628
Non-agency residential	429	441	3	3
Total fixed maturity securities - available for sale	$16,304	$15,932	$13,699	$12,671
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2023		At December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$5	$5	$5	$5
Due after one year through five years	59	58	63	61
Due after five years through ten years	43	42	43	41
Due after ten years	127	131	68	65
Asset-backed securities	604	593	634	614
Mortgage-backed securities
Commercial	21	21	7	7
Total fixed maturity securities - held to maturity	$859	$850	$820	$793
(Some amounts may not reconcile due to rounding.)
During 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity - available for sale portfolio to its fixed maturity - held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of December 31, 2023, $42 million of unrealized loss from the date of the re-designation remained in accumulated other comprehensive income on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.
The Company evaluated fixed maturity securities classified as held to maturity for current expected credit losses as of December 31, 2023 utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. These fixed maturities classified as held to maturity are of a high credit quality and are all rated investment grade as of December 31, 2023.
The changes in net URA(D) for the Company’s investments are as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available fore sale and short-term investments	$667	$(1,187)
Change in unrealized appreciation (depreciation), pre-tax	667	(1,187)
Deferred tax benefit (expense)	(140)	249
Change in URA(D), net of deferred taxes, included in stockholder's equity	$527	$(938)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2023 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$7	$—	$238	$(17)	$245	$(17)
Obligations of U.S. states and political subdivisions	3	—	74	(11)	77	(11)
Corporate securities	673	(47)	1,150	(112)	1,822	(160)
Asset-backed securities	179	(2)	1,958	(46)	2,138	(48)
Mortgage-backed securities
Commercial	19	—	491	(53)	511	(53)
Agency residential	203	(2)	1,030	(123)	1,233	(124)
Non-agency residential	125	(1)	3	—	128	(1)
Foreign government securities	38	(1)	423	(38)	461	(39)
Foreign corporate securities	120	(2)	821	(80)	940	(82)
Total	$1,367	$(54)	$6,187	$(481)	$7,554	$(536)
Securities where an allowance for credit loss was recorded	2	(1)	—	—	2	(1)
Total fixed maturity securities - available for sale	$1,369	$(55)	$6,187	$(481)	$7,556	$(536)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2023 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$84	$(1)	$263	$(10)	$348	$(11)
Due in one year through five years	227	(5)	1,317	(96)	1,544	(101)
Due in five years through ten years	150	(5)	951	(128)	1,101	(133)
Due after ten years	379	(39)	174	(25)	553	(64)
Asset-backed securities	179	(2)	1,958	(46)	2,138	(48)
Mortgage-backed securities	347	(3)	1,523	(176)	1,871	(179)
Total	$1,367	$(54)	$6,187	$(481)	$7,554	$(536)
Securities where an allowance for credit loss was recorded	2	(1)	—	—	2	(1)
Total fixed maturity securities - available for sale	$1,369	$(55)	$6,187	$(481)	$7,556	$(536)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2023 were $7.6 billion and $536 million, respectively. The fair value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2023, did not exceed 1.4% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.5% of the Company’s fixed maturity securities. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $55 million of unrealized losses related to fixed maturity securities available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset-backed securities as well as commercial and agency residential mortgage-backed securities. Of these unrealized losses, $39 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $481 million of unrealized losses related to fixed maturity securities available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage backed securities. Of these unrealized losses $455 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of December 31, 2023, the unrealized losses are due to changes in interest rates and non-issuer specific credit spreads and are not credit related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2022 were $11.2 billion and $1.0 billion, respectively. The fair value of securities for the single issuer (the United States government) whose securities comprised the largest unrealized loss position at December 31, 2022, did not exceed 4.3% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.6% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $591 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset backed securities and agency residential mortgage backed securities. Of these unrealized losses, $520 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $421 million of unrealized losses related to fixed maturity securities available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage-backed securities. Of these unrealized losses, $392 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Fixed maturities	$822	$510	$344
Equity securities	3	16	15
Short-term investments and cash	74	16	1
Other invested assets
Limited partnerships	37	72	321
Dividends from preferred shares of affiliate	31	31	31
Other	59	30	63
Gross investment income before adjustments	1,027	675	774
Funds held interest income (expense)	3	6	8
Interest income from Parent	7	11	6
Gross investment income	1,038	691	788
Investment expenses	46	52	43
Net investment income	$993	$638	$745
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
The Company had contractual commitments to invest up to an additional $1.0 billion in limited partnerships and private placement loans at December 31, 2023. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2027.
During the fourth quarter of 2022, the Company entered into COLI policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.3 billion and $939 million as of December 31, 2023 and December 31, 2022, respectively.
Other invested assets, at fair value, as of December 31, 2023 and December 31, 2022, were comprised of preferred shares held in Preferred Holdings, a wholly-owned subsidiary of Group.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of December 31, 2023 and 2022, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2023 and 2022 is limited to the total carrying value of $3.3 billion and $2.8 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's consolidated balance sheets.
As of December 31, 2023, the Company has outstanding commitments totaling $972 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations and are classified as fixed maturities - available for sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Fixed maturity securities:
Allowances for credit losses	$(1)	$(27)	$(26)
Net realized gains (losses) from dispositions	(192)	(79)	8
Gains (losses) from fair value adjustments	—	—	—
Equity securities:
Net realized gains (losses) from dispositions	8	117	24
Gains (losses) from fair value adjustments	(4)	(447)	254
Other invested assets	—	13	6
Other invested assets, fair value:
Gains (losses) from fair value adjustments	9	(558)	234
Short-term investment gains (losses)	—	—	—
Total net gains (losses) on investments	$(180)	$(982)	$501
(Some amounts may not reconcile due to rounding.)
The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2023
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Balance, beginning of period	$(45)	$—	$(1)	$(46)
Credit losses on securities where credit losses were not previously recorded	(23)	—	—	(23)
Increases in allowance on previously impaired securities	(1)	—	—	(1)
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	21	—	1	22
Balance, end of period	$(47)	$—	$—	$(48)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Twelve Months Ended December 31, 2023
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Balance, beginning of period	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit losses were not previously recorded	—	—	—	—
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	1	—	1
Balance, end of period	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2022
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Balance, beginning of period	$(19)	$(8)	$—	$(27)
Credit losses on securities where credit losses were not previously recorded	(11)	—	(1)	(12)
Increases in allowance on previously impaired securities	(20)	—	—	(21)
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	6	8	1	14
Balance, end of period	$(45)	$—	$(1)	$(46)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
Twelve Months Ended December 31, 2022
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Balance, beginning of period	$—	$—	$—	$—
Credit losses on securities where credit losses were not previously recorded	(2)	(6)	(1)	(9)
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(6)	$(1)	$(9)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Proceeds from sales of fixed maturity securities - available for sale	$2,546	$2,645	$961
Gross gains from dispositions	12	9	33
Gross losses from dispositions	(204)	(88)	(24)

Proceeds from sales of equity securities	$126	$2,203	$862
Gross gains from dispositions	8	165	39
Gross losses from dispositions	—	(48)	(15)

Securities with a carrying value amount of $1.4 billion at December 31, 2023, were on deposit with or regulated by various state or governmental insurance departments in compliance with insurance laws. See Note 10.
3.FAIR VALUE
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
The Company’s fixed maturity and equity securities are managed both internally and on an external basis by independent, professional investment managers using portfolio guidelines approved by the Company. The Company obtains prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. These services use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
The Company does not make any changes to prices received from the pricing services. In addition, the Company has procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends, and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
At December 31, 2023, $2.0 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations. At December 31, 2022, $1.7 billion of fixed maturities were fair valued using unobservable inputs.
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

In addition, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services and are obtained from investment managers and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
Other invested assets, at fair value, were categorized as Level 3 at December 31, 2023 and December 31, 2022, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following table presents the fair value measurement levels for all assets, which the Company has recorded at fair value as of the period indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$247	$—	$247	$—
Obligations of U.S. states and political subdivisions	128	—	128	—
Corporate securities	4,289	—	3,617	672
Asset-backed securities	5,282	—	3,977	1,305
Mortgage-backed securities
Commercial	522	—	522	—
Agency residential	2,435	—	2,435	—
Non-agency residential	441	—	441	—
Foreign government securities	835	—	835	—
Foreign corporate securities	1,753	—	1,737	16
Total fixed maturities - available for sale	15,932	—	13,939	1,993

Equity securities, fair value	91	70	21	—
Other invested assets, fair value	1,481	—	—	1,481
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$535	$—	$535	$—
Obligations of U.S. states and political subdivisions	413	—	413	—
Corporate securities	3,561	—	2,846	715
Asset-backed securities	3,951	—	2,957	994
Mortgage-backed securities
Commercial	509	—	509	—
Agency residential	1,628	—	1,628	—
Non-agency residential	3	—	3	—
Foreign government securities	637	—	637	—
Foreign corporate securities	1,433	—	1,417	16
Total fixed maturities - available for sale	12,671	—	10,946	1,725

Equity securities, fair value	194	132	63	—
Other invested assets, fair value	1,472	—	—	1,472
(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	December 31, 2023					December 31, 2022
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	CMBS	Foreign Corporate	Total
Beginning balance fixed maturities	$715	$994	$—	$16	$1,725	$730	$1,251	$—	$16	$1,997
Total gains or (losses) (realized/unrealized) Included in earnings (or changes in net assets)	4	—	—	—	4	(24)	—	—	—	(24)
Included in other comprehensive income (loss)	(2)	6	—	—	4	3	(35)	—	(4)	(36)
Purchases, issuances and settlements	(45)	305	—	—	260	40	513	6	8	567
Transfers in (out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—	—	(35)	(735)	(6)	(4)	(779)
Ending balance	$672	$1,305	$—	$16	$1,993	$715	$994	$—	$16	$1,725
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$9	$—	$—	$—	$9	$(23)	$8	$—	$—	$(15)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) Level 3 during 2023.
The $779 million shown as transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories for the year ended December 31, 2022 related mainly to previously designated Level 3 securities that the Company had reclassified from “fixed maturities - available for sale” to “fixed maturities - held to maturity” during 2022. As “fixed maturities - held to maturity" are carried at amortized cost, net of credit allowances rather than at fair value as “fixed maturities - available for sale”, these securities are no longer included within the fair value hierarchy table or in the roll forward of Level 3 securities. The fair values of these securities are determined in a similar manner as the Company’s fixed maturity securities available for sale as described above. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy as of December 31, 2022.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 2, 7 and 8, respectively. Fair values of long-term notes receivable from affiliates can be found within Note 15. Short-term investments are stated at cost, which approximates fair value. See Note 1.
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 1 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.
In addition, $274 million and $292 million of investments within other invested assets on the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively, are not included within the fair value hierarchy tables as the assets are measured at net asset value (NAV) as a practical expedient to determine fair value.

4.RESERVES FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserves for losses and LAE and is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022	2021
Gross reserves beginning of period	$14,977	$13,121	$11,578
Less reinsurance recoverables on unpaid losses	(3,684)	(3,651)	(3,951)
Net reserves beginning of period	11,294	9,470	7,627

Incurred related to:
Current year	5,599	5,815	5,382
Prior years	(21)	7	5
Total incurred losses and LAE	5,578	5,823	5,387

Paid related to:
Current year	1,169	1,097	2,374
Prior years	3,128	2,867	1,127
Total paid losses and LAE	4,298	3,964	3,501

Foreign exchange/translation adjustment	40	(35)	(42)

Net reserves end of period	12,614	11,294	9,470
Plus reinsurance recoverables on unpaid losses	3,182	3,684	3,651
Gross reserves end of period	$15,796	$14,977	$13,121
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $5.6 billion, $5.8 billion and $5.4 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in current year incurred losses in 2023 compared to 2022 primarily related to a decrease of $642 million in current year catastrophe losses, partially offset by an increase of $426 million in current year attritional losses resulting from the impact of the increase in premiums earned and changes in the mix of business. The increase in current year incurred losses in 2022 compared to 2021 primarily related to an increase of $44 million in current year catastrophe losses and an increase of $389 million in current year attritional losses. The increase in current year attritional losses was mainly due to the growth in premiums earned and $25 million of losses due to the Russia/Ukraine conflict.
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
Incurred prior years’ reserves decreased by $21 million in 2023 and increased by $7 million and $5 million in 2022 and 2021, respectively. The net favorable development on prior year reserves of $21 million in 2023 is comprised of $351 million of favorable development on prior years attritional losses for reinsurance lines, mainly related to mortgage and short-tail lines of business, which is offset by $352 million of unfavorable development on prior years attritional losses for insurance lines, mainly related to casualty lines for accident years from 2016 through 2019. The prior year development also includes $37 million of commutations from stop loss agreements between Everest Re and Bermuda Re that are embedded within the Reinsurance Segment’s net favorable development on prior year attritional losses. Additionally, there was $22 million of favorable development on prior year catastrophe losses. The 2022 prior year development was primarily due to $113 million of strengthening of asbestos reserves mitigated primarily by reserve releases from the reinsurance segment. The increase for 2021 related mainly to increases in insurance casualty reserves.
The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR) plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.
The information about incurred and paid claims development for the years ended December 31, 2014 to December 31, 2022 is presented as supplementary information.
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

At December 31,
2023
(Dollars in millions)
Net outstanding liabilities
Reinsurance Casualty	$5,433
Reinsurance Property	3,161
Insurance Casualty	3,310
Insurance Property	493
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	12,396

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	492
Reinsurance Property	816
Insurance Casualty	1,695
Insurance Property	179
Total reinsurance recoverable on unpaid claims	3,182

Unallocated claims adjustment expenses	184
Other	33
218

Total gross liability for unpaid claims and claim adjustment expense	$15,796
(Some amounts may not reconcile due to rounding.)

The following tables present the incurred loss and ALAE and the paid loss and ALAE, net of reinsurance for casualty and property, as well as the average annual percentage payout of incurred claims by age, net of reinsurance for each of our disclosed lines of business.
Reinsurance - Casualty Business

											At December 31, 2023
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2014	$341	$327	$258	$229	$229	$229	$229	$229	$229	$229	—	N/A
2015		294	250	238	238	238	238	238	238	238	6	N/A
2016			243	239	239	239	239	239	239	239	18	N/A
2017				198	204	204	204	204	204	204	50	N/A
2018					814	799	845	867	919	1,029	115	N/A
2019						1,009	1,057	1,058	1,073	1,109	285	N/A
2020							1,085	1,057	1,026	1,017	373	N/A
2021								1,358	1,351	1,309	693	N/A
2022									1,331	1,290	912	N/A
2023										1,634	1,283	N/A
										$8,299
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2014	$15	$36	$77	$107	$145	$175	$184	$188	$211	$216
2015		16	39	86	147	168	188	194	209	216
2016			18	54	89	143	161	187	214	220
2017				27	87	110	123	150	180	187
2018					132	200	318	415	473	510
2019						165	265	381	487	531
2020							146	237	334	447
2021								156	230	377
2022									105	222
2023										175
										$3,101
All outstanding liabilities prior to 2014, net of reinsurance										235
Liabilities for claims and claim adjustment expenses, net of reinsurance										$5,433
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	11.5%	8.9%	11.6%	11.7%	6.8%	7.3%	5.5%	3.6%	6.3%	2.0%

Reinsurance - Property Business

											At December 31, 2023
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2014	$715	$527	$369	$339	$340	$340	$340	$340	$340	$340	3	N/A
2015		640	341	311	311	311	311	311	311	311	1	N/A
2016			612	631	632	628	627	627	627	628	2	N/A
2017				1,262	1,847	2,015	2,109	2,162	2,200	2,203	2	N/A
2018					2,214	2,103	2,093	2,041	2,011	1,982	(1)	N/A
2019						1,658	1,664	1,591	1,486	1,479	(7)	N/A
2020							1,843	1,887	1,827	1,805	23	N/A
2021								2,140	2,126	2,068	87	N/A
2022									2,535	2,223	549	N/A
2023										1,958	980	N/A
										$14,996
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2014	$145	$222	$273	$301	$317	$319	$323	$325	$332	$339
2015		148	213	261	276	282	287	291	300	314
2016			223	475	569	575	580	582	592	603
2017				773	1,529	1,887	2,011	2,105	2,181	2,219
2018					470	1,358	1,652	1,808	1,866	1,909
2019						656	1,016	1,258	1,376	1,472
2020							528	1,100	1,408	1,590
2021								625	1,274	1,634
2022									548	1,209
2023										525
										$11,815
All outstanding liabilities prior to 2014, net of reinsurance										(20)
Liabilities for claims and claim adjustment expenses, net of reinsurance										$3,161
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	30.9%	32.8%	16.2%	7.2%	3.9%	2.4%	1.6%	1.7%	3.3%	1.9%

Insurance - Casualty Business

											At December 31, 2023
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2014	$238	$239	$241	$255	$255	$255	$256	$256	$256	$256	1	24,779
2015		259	259	277	277	277	266	266	269	278	4	26,300
2016			351	276	279	281	288	287	281	281	—	30,606
2017				304	237	238	237	236	232	235	—	34,567
2018					645	644	666	689	698	793	135	35,301
2019						768	756	794	814	996	194	39,356
2020							817	792	793	841	287	38,099
2021								1,112	1,112	1,106	457	44,387
2022									1,039	1,054	450	45,829
2023										1,236	620	36,309
										$7,076
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2014	$20	$72	$114	$144	$229	$229	$250	$253	$254	$255
2015		20	68	117	199	244	259	263	266	270
2016			25	101	276	299	308	313	318	321
2017				23	151	157	217	233	239	243
2018					63	189	271	383	435	476
2019						11	217	350	489	598
2020							82	209	340	448
2021								201	339	521
2022									222	470
2023										193
										$3,793
All outstanding liabilities prior to 2014, net of reinsurance										27
Liabilities for claims and claim adjustment expenses, net of reinsurance										$3,310
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	12.1%	19.7%	16.7%	15.0%	11.1%	3.6%	3.2%	1.1%	0.9%	0.2%

Insurance - Property Business

											At December 31, 2023
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2014	$76	$89	$84	$82	$82	$82	$82	$82	$82	$82	—	N/A
2015		96	93	93	92	95	107	107	103	95	—	N/A
2016			150	186	180	177	175	174	181	181	—	N/A
2017				233	300	303	309	322	332	329	—	N/A
2018					382	380	392	390	395	402	5	N/A
2019						350	367	359	365	378	7	N/A
2020							524	523	513	478	24	N/A
2021								557	550	578	31	N/A
2022									708	711	115	N/A
2023										638	164	N/A
										$3,872
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2014	$45	$77	$81	$81	$82	$82	$82	$82	$82	$82
2015		51	82	91	91	91	94	94	94	95
2016			78	162	180	175	178	180	180	181
2017				164	298	287	305	321	329	329
2018					238	349	376	388	391	396
2019						224	346	357	364	367
2020							271	374	395	453
2021								361	515	537
2022									390	548
2023										391
										$3,379
All outstanding liabilities prior to 2014, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$493
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	57.1%	29.8%	4.0%	4.7%	1.8%	1.6%	0.2%	0.7%	0.2%	0.1%
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
The detailed data required to evaluate ultimate losses for the Company’s insurance business is accumulated from its underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses in many forms depending on the type of contract and the agreed or contractual reporting requirements. Generally, pro rata contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company. This information is recorded into the Company’s records. For certain pro rata contracts, the Company may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. Experienced Claims staff handle individual loss reports and supporting claim information. Based on evaluation of a claim, the Company may establish additional case reserves in addition to the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, Everest’s Underwriting, Claim, Reinsurance Accounting, and Internal Audit Departments perform various reviews of ceding companies, particularly larger ceding companies, including on-site audits of domestic ceding companies.
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
A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022	2021
Gross basis:
Beginning of period reserves	$278	$175	$219
Incurred losses	—	144	11
Paid losses	(31)	(42)	(55)
End of period reserves	$246	$278	$175

Net basis:
Beginning of period reserves	$210	$128	$167
Incurred losses	—	113	(3)
Paid losses	(21)	(32)	(36)
End of period reserves	$189	$210	$128
Reinsurance Recoverables. Reinsurance recoverables for both paid and unpaid losses totaled $3.4 billion and $3.8 billion at December 31, 2023 and 2022, respectively. At December 31, 2023, $1.5 billion, or 45.8%, was receivable from Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), an affiliated entity, and is fully collateralized by a trust agreement and $285 million, or 8.5%, was receivable from Mt. Logan Re Ltd. (Bermuda) (“Mt. Logan Re”) collateralized segregated accounts. No other retrocessionaire accounted for more than 5% of reinsurance receivables.

5.REINSURANCE
The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverables balances.  The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance recoverable include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance recoverable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses. The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 4 and Note 10.
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
Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Written premiums:
Direct	$3,785	$3,701	$3,300
Assumed	7,332	5,975	6,031
Ceded	(1,905)	(1,645)	(1,612)
Net written premiums	$9,212	$8,032	$7,719

Premiums earned:
Direct	$3,709	$3,544	$2,982
Assumed	6,705	5,945	5,741
Ceded	(1,878)	(1,613)	(1,544)
Net premiums earned	$8,536	$7,876	$7,179

Incurred losses and LAE:
Direct	$2,594	$2,423	$2,043
Assumed	3,449	4,107	3,872
Ceded	(465)	(708)	(528)
Net incurred losses and LAE	$5,578	$5,823	$5,387

The Company has engaged in reinsurance transactions with Bermuda Re, Everest Reinsurance Company (Ireland), dac (“Ireland Re”), Everest Insurance (Ireland), dac (“Ireland Insurance”), Everest International Reinsurance Ltd. (“Everest International”), Everest Insurance Company of Canada (“Everest Canada”), Lloyd’s Syndicate 2786 and Mt. Logan Re, which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.
The table below represents affiliated quota share reinsurance agreements ("whole account quota share") for all new and renewal business for the indicated coverage period:

(Dollars in millions)
Coverage Period	Ceding Company	Percent Ceded	Assuming Company	Type of Business	Single Occurrence Limit		Aggregate Limit
01/01/2010-12/31/2010	Everest Re	44.0%	Bermuda Re	Property / Casualty Business	150		325
01/01/2011-12/31/2011	Everest Re	50.0%	Bermuda Re	Property / Casualty Business	150		300
01/01/2012-12/31/2014	Everest Re	50.0%	Bermuda Re	Property / Casualty Business	100		200
01/01/2015-12/31/2016	Everest Re	50.0%	Bermuda Re	Property / Casualty Business	163		325
01/01/2017-12/31/2017	Everest Re	60.0%	Bermuda Re	Property / Casualty Business	219		438
01/01/2010-12/31/2010	Everest Re- Canadian Branch	60.0%	Bermuda Re	Property Business	350	(1)	0
01/01/2011-12/31/2011	Everest Re- Canadian Branch	60.0%	Bermuda Re	Property Business	350	(1)	0
01/01/2012-12/31/2012	Everest Re- Canadian Branch	75.0%	Bermuda Re	Property / Casualty Business	206	(1)	413	(1)
01/01/2013-12/31/2013	Everest Re- Canadian Branch	75.0%	Bermuda Re	Property / Casualty Business	150	(1)	413	(1)
01/01/2014-12/31/2017	Everest Re- Canadian Branch	75.0%	Bermuda Re	Property / Casualty Business	263	(1)	413	(1)
01/01/2012-12/31/2017	Everest Canada	80.0%	Everest Re- Canadian Branch	Property Business	-		0
01/01/2020	Everest International Assurance	100.0%	Bermuda Re	Life Business	-		0
(1)Amounts shown are Canadian dollars.
Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract (“stop loss agreement”) with Bermuda Re. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreement was most recently renewed effective January 1, 2024.
The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023. The commutations of the agreements resulted in the recognition of an aggregate loss of $37 million for Everest Re. The impact of the commutations are embedded within the Reinsurance Segment’s net favorable development on prior year attritional losses.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. The contract provides Bermuda Re (UK Branch), with up to £100 million of reinsurance coverage for each catastrophe occurrence above £24 million. Bermuda Re (UK Branch) paid Everest Re £5 million for this coverage. This agreement was most recently renewed effective January 1, 2024.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective February 1, 2021 through January 31, 2022. The contract provides Ireland Re with up to €210 million of reinsurance coverage for each catastrophe occurrence above €18 million. Ireland Re paid Everest Re €14 million for this coverage. This agreement was most recently renewed effective February 1, 2024.

Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective March 31, 2023 through January 31, 2024. The contract provides Ireland Re with up to €61 million of reinsurance coverage for each catastrophe occurrence above €139 million. Ireland Re paid Everest Re €2 million for this coverage. This agreement was not renewed for 2024.

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
On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of December 31, 2023, and December 31, 2022, the Company has a reinsurance recoverable of $807 million and $804 million, respectively, recorded on its balance sheet due from Bermuda Re.
The following tables summarize the significant premiums and losses ceded and assumed by the Company in transactions with affiliated entities for the periods indicated:

Bermuda Re	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Ceded written premiums	$432	$372	$303
Ceded earned premiums	431	371	300
Ceded losses and LAE	(15)	(16)	(59)

Assumed written premiums	4	3	5
Assumed earned premiums	4	5	4

Ireland Re	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Assumed written premiums	$13	$10	$16
Assumed earned premiums	12	10	15
Assumed losses and LAE	2	23	64

Ireland Insurance	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Assumed written premiums	$14	$9	$9
Assumed earned premiums	17	8	6
Assumed losses and LAE	7	5	3
In 2013, Group established Mt. Logan Re, which is a Class 3 insurer based in Bermuda. Mt. Logan Re then established separate segregated accounts for its business activity, which invest in a diversified set of catastrophe exposures.
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Ceded written premiums	$210	$170	$286
Ceded earned premiums	205	174	280
Ceded losses and LAE	31	150	194
6.SEGMENT REPORTING
The Company operates through two operating segments. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States as well as through branches in Canada and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
Our two operating segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed. These changes have been reflected retrospectively.
The Company does not review and evaluate the financial results of its operating segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
The following tables present the underwriting results for the operating segments for the periods indicated:

	Year Ended December 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$7,181	$3,936	$11,117
Net written premiums	6,205	3,007	9,212

Premiums earned	$5,637	$2,900	$8,536
Incurred losses and LAE	3,329	2,249	5,578
Commission and brokerage	1,545	306	1,851
Other underwriting expenses	167	407	574
Underwriting gain (loss)	$596	$(64)	$533

Net investment income			993
Net gains (losses) on investments			(180)
Corporate expenses			(18)
Interest, fee and bond issue cost amortization expense			(134)
Other income (expense)			(11)
Income (loss) before taxes			$1,181
(Some amounts may not reconcile due to rounding.)

	Year Ended December 31, 2022
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$5,879	$3,798	$9,677
Net written premiums	5,204	2,828	8,032

Premiums earned	$5,147	$2,729	$7,876
Incurred losses and LAE	3,926	1,897	5,823
Commission and brokerage	1,308	325	1,632
Other underwriting expenses	138	364	501
Underwriting gain (loss)	$(224)	$144	$(81)

Net investment income			638
Net gains (losses) on investments			(982)
Corporate expenses			(26)
Interest, fee and bond issue cost amortization expense			(101)
Other income (expense)			(6)
Income (loss) before taxes			$(557)
(Some amounts may not reconcile due to rounding.)

	Year Ended December 31, 2021
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$5,979	$3,352	$9,331
Net written premiums	5,217	2,503	7,719

Premiums earned	$4,899	$2,279	$7,179
Incurred losses and LAE	3,750	1,637	5,387
Commission and brokerage	1,229	284	1,513
Other underwriting expenses	142	312	454
Underwriting gain (loss)	$(220)	$46	$(175)

Net investment income			745
Net gains (losses) on investments			501
Corporate expenses			(33)
Interest, fee and bond issue cost amortization expense			(70)
Other income (expense)			23
Income (loss) before taxes			$991
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose and, therefore, are not provided. Additionally, such information is not utilized by the Company’s CODM when reviewing the business to assess performance, make operating decisions or allocate resources.

Approximately 17.2%, 17.6% and 19.3% of the Company’s gross written premiums in 2023, 2022 and 2021, respectively, were sourced through the Company’s largest intermediary.

7.SENIOR NOTES
The table below displays Holdings’ outstanding senior notes. Fair value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	06/05/2014	06/01/2044	400	$398	$369	$397	$343
3.5% Senior notes	10/07/2020	10/15/2050	1,000	981	742	981	677
3.125% Senior notes	10/04/2021	10/15/2052	1,000	970	688	969	627
			2,400	$2,349	$1,799	$2,347	$1,647
Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Paid	Payable Dates	2023	2022	2021
4.868% Senior notes	semi-annually	June 1/December 1	$19	$19	$19
3.5% Senior notes	semi-annually	April 15/October 15	35	35	35
3.125% Senior notes	semi-annually	April 15/October 15	32	32	8
			$86	$86	$62
8.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes. Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					December 31, 2023		December 31, 2022
	Date Issued	Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)			Scheduled	Final
Long-term subordinated notes	04/26/2007	$400	05/15/2037	05/01/2067	$218	$187	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 15, 2023 to February 14, 2024 is 8.03%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month CME Term SOFR plus a spread.
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
In 2009, the Company had reduced its outstanding amount of long-term subordinated notes through the initiation of a cash tender offer for any and all of the long-term subordinated notes. In addition, the Company repurchased and retired $6 million of the outstanding long-term subordinated notes for the year ended December 31, 2022. The Company realized a gain of $1 million on the repurchases made during 2022.

Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Interest expense incurred	$17	$9	$6
9.FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2023, Everest Re had admitted assets of approximately $26.3 billion which provides borrowing capacity in excess of $2.6 billion. As of December 31, 2023, Everest Re had $819 million of borrowings outstanding, all of which expire in 2024. Everest Re incurred interest expense of $30 million and $4 million for the years ended December 31, 2023 and 2022, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of December 31, 2023, Everest Re had $1.1 billion of collateral pledged.
10.COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At December 31,
(Dollars in millions)	2023	2022
Collateral in trust for non-affiliated agreements (1)	$825	$705
Collateral for FHLB borrowings	1,077	572
Securities on deposit with or regulated by government authorities	1,447	1,360
Funds held by reinsureds	306	303
Total restricted assets	$3,654	$2,941
(1) At December 31, 2023 and December 31, 2022, the total amount on deposit in trust accounts includes $116 million and $21 million of restricted cash respectively.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis

Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
	Total available limit as of December 31, 2023			$1,375
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as, the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.

The Company had up to $350 million of catastrophe bond protection (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of $48.2 billion issued in February 2024 exceeds the attachment point. The potential recovery under the CAT Bond is not expected to be material. As a result, no portion of the potential CAT bond recovery has been included in the Company’s current financial results.
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
11.COMMITMENTS AND CONTINGENCIES
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
The Company has entered into separate annuity agreements with The Prudential Insurance Company of America (“The Prudential”) an unaffiliated life insurance company, as well as an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company was unable to make payments related to the respective annuity contract.
The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
The Prudential	$136	$137
Other unaffiliated life insurance company	34	34
12.LEASES
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
Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended December 31,
(Dollars in millions)	2023	2022
Lease expense incurred:
Operating lease cost	$26	$25

	At December 31,
(Dollars in millions)	2023	2022
Operating lease right of use assets (1)	$111	$121
Operating lease liabilities (1)	130	139
(1) Operating lease right of use assets and operating lease liabilities are included within other assets and other liabilities on the Company’s consolidated balance sheets, respectively.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Operating cash flows from operating leases	$(19)	$(18)

	At December 31,
	2023	2022
Weighted average remaining operating lease term	10.3 years	11.1 years
Weighted average discount rate on operating leases	4.03%	4.00%
Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in millions)
2024	$20
2025	16
2026	15
2027	14
2028	12
Thereafter	78
Undiscounted lease payments	155
Less: present value adjustment	26
Total operating lease liability	$130
13.COMPREHENSIVE INCOME (LOSS)
The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	December 31, 2023			December 31, 2022			December 31, 2021
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - temporary	$473	(99)	$374	$(1,280)	269	$(1,011)	$(254)	53	$(200)
Reclassification of net realized losses (gains) included in net income (loss)	193	(41)	153	93	(20)	73	12	(3)	9
Foreign currency translation adjustments	22	(5)	17	(23)	5	(18)	(11)	2	(9)
Benefit plan actuarial net gain (loss)	19	(4)	15	18	(4)	15	22	(5)	17
Reclassification of amortization of net gain (loss) included in net income (loss)	2	—	2	3	(1)	2	8	(2)	6
Total other comprehensive income (loss)	$710	$(149)	$561	$(1,189)	$249	$(939)	$(223)	$47	$(177)
(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Years Ended December 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2023	2022
(Dollars in millions)
URA(D) on securities	$193	$93	Other net realized capital gains (losses)
	(41)	(20)	Income tax expense (benefit)
	$153	$73	Net income (loss)

Benefit plan net gain (loss)	$2	$3	Other underwriting expenses
	—	(1)	Income tax expense (benefit)
	$2	$2	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Beginning balance of URA(D) on securities	$(816)	$122
Current period change in URA(D) of investments - temporary	527	(938)
Ending balance of URA(D) on securities	(289)	(816)

Beginning balance of foreign currency translation adjustments	2	20
Current period change in foreign currency translation adjustments	17	(18)
Ending balance of foreign currency translation adjustments	19	2

Beginning balance of benefit plan net gain (loss)	(33)	(50)
Current period change in benefit plan net gain (loss)	17	17
Ending balance of benefit plan net gain (loss)	(16)	(33)

Ending balance of accumulated other comprehensive income (loss)	$(287)	$(848)
(Some amounts may not reconcile due to rounding)
14.EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company’s non-qualified defined benefit pension plan provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.  Effective January 1, 2018, participants of the Company’s non-qualified defined benefit pension plan no longer accrue additional service benefits.
Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Company contributions	$1	$6	$4

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Pension expense	$5	$(2)	$3
The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$291	$403
Service cost	5	9
Interest cost	14	10
Actuarial (gain)/loss	9	(115)
Curtailment	—	—
Benefits paid	(25)	(15)
Projected benefit obligation at end of year	295	291

Change in plan assets:
Fair value of plan assets at beginning of year	285	377
Actual return on plan assets	48	(83)
Actual contributions during the year	1	6
Benefits paid	(25)	(15)
Fair value of plan assets at end of year	308	285

Funded status at end of year	$13	$(6)
(Some amounts may not reconcile due to rounding.)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Other assets (due beyond one year)	$19	$1
Other liabilities (due within one year)	(3)	(1)
Other liabilities (due beyond one year)	(3)	(6)
Net amount recognized in the consolidated balance sheets	$13	$(6)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Accumulated income (loss)	$(33)	$(56)
Accumulated other comprehensive income (loss)	$(33)	$(56)
(Some amounts may not reconcile due to rounding.)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Other comprehensive income (loss) at December 31, prior year	$(56)	$(68)
Net gain (loss) arising during period	19	7
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	4	4
Curtailment loss recognized	—	—
Other comprehensive income (loss) at December 31, current year	$(33)	$(56)
(Some amounts may not reconcile due to rounding.)
Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Service cost	$5	$9	$11
Interest cost	14	10	8
Expected return on assets	(19)	(25)	(24)
Amortization of actuarial loss from earlier periods	4	4	8
Settlement	—	1	—
Net periodic benefit cost	$5	$(2)	$3

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(23)	(12)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(18)	$(14)
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2023, 2022 and 2021 were 5.25%, 2.86% and 2.55%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2023, 2022 and 2021 was 4.00%.  The expected long-term rate of return on plan assets for 2023, 2022 and 2021 was 7.00%, 6.75% and 7.00% respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2023, 2022 and 2021 were 5.00%, 5.25% and 2.86%, respectively.
The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Qualified Plan	$263	$258
Non-qualified Plan	6	6
Total	$269	$264
(Some amounts may not reconcile due to rounding.)

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Qualified Plan
Projected benefit obligation	$289	$284
Fair value of plan assets	308	285
Non-qualified Plan
Projected benefit obligation	$6	$6
Fair value of plan assets	—	—
The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Qualified Plan
Accumulated benefit obligation	$—	$—
Fair value of plan assets	—	—
Non-qualified Plan
Accumulated benefit obligation	6	6
Fair value of plan assets	$—	$—
The following table displays the expected benefit payments in the periods indicated:

(Dollars in millions)
2024	$15
2025	14
2026	15
2027	16
2028	17
Next 5 years	99
Plan assets consist primarily of shares in investment trusts with 75%, 24% and 1% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long-term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.
The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$2	$2	$—	$—
Mutual funds, fair value
Fixed income (b)	73	73	—	—
Equities (c)	232	232	—	—
Total	$308	$308	$—	$—
(Some amounts may not reconcile due to rounding.)
(a)This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.

(b)This category includes fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately 90% in U.S. securities and 10% in international securities.
(c)This category includes funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately 100% in U.S. equities.

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$4	$4	$—	$—
Mutual funds, fair value
Fixed income (b)	68	68	—	—
Equities (c)	211	211	—	—
Total	$283	$283	$—	$—
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
In addition, $2 million of investments which were recorded as part of the qualified plan assets at December 31, 2022, are not included within the fair value hierarchy tables as the assets are valued using the NAV practical expedient guidance within ASU 2015-07.
No contributions were made to the qualified pension benefit plan for the years ended December 31, 2023 and 2022.
Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years. The Company incurred expenses related to these plans of $22 million, $18 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each international office maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  In the current year, the contributions as a percentage of salary for the international offices ranged from 7.5% to 9.3%.  The contributions are generally used to purchase pension benefits from local insurance providers. The Company incurred expenses related to these plans of $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee’s service. A medical cost trend rate of 6.75% in 2023 was assumed to decrease gradually to 4.75% in 2030 and then remain at that level. The Company incurred expenses of $(1) million, $1 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21	$31
Service cost	1	1
Interest cost	1	1
Amendments	—	—
Actuarial (gain)/loss	(1)	(10)
Benefits paid	—	—
Benefit obligation at end of year	22	21

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(22)	$(21)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Other liabilities (due within one year)	$(1)	$(1)
Other liabilities (due beyond one year)	(21)	(21)
Net amount recognized in the consolidated balance sheets	$(22)	$(21)
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Accumulated income (loss)	$11	$13
Accumulated prior service credit (cost)	1	1
Accumulated other comprehensive income (loss)	$12	$14
Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022
Other comprehensive income (loss) at December 31, prior year	$14	$4
Net gain (loss) arising during period	1	10
Prior Service credit (cost) arising during period	—	—
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	(2)	—
Prior service cost	—	—
Other comprehensive income (loss) at December 31, current year	$12	$14

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Service cost	$1	$1	$1
Interest cost	1	1	1
Prior service credit recognition	—	—	(1)
Net gain recognition	(2)	—	—
Net periodic cost	$(1)	$1	$1

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	2	(10)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1	$(9)
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2023, 2022 and 2021 were 5.25%, 2.86% and 2.55%, respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2023, 2022 and 2021 were 5.00%, 5.25% and 2.86%, respectively.
The following table displays the expected benefit payments in the years indicated:

(Dollars in millions)
2024	$1
2025	1
2026	1
2027	1
2028	1
Next 5 years	7
15.RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Everest Re for the periods indicated. These transactions are presented as Notes Receivable – Affiliated in the Consolidated Balance Sheet of Holdings. All note agreements listed were repaid in full during the second quarter of 2023 and are no longer outstanding as of December 31, 2023. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				December 31, 2023		December 31, 2022
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
1.69% Long-term Note	12/17/2019	12/17/2028	$300	$—	$—	$300	$242
1.00% Long-term Note	8/5/2021	8/5/2030	200	—	—	200	151
3.11% Long-term Note	6/14/2022	6/14/2052	215	—	—	215	171
4.34% Long-term Note	12/12/2022	12/12/2052	125	—	—	125	125
			$840	$—	$—	$840	$689
(Some amounts may not reconcile due to rounding.)

Interest income recognized in connection with these long-term notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Received	Receivable Dates	2023	2022	2021
1.69% Long-term Note	annually	December 17	$2	$5	$5
1.00% Long-term Note	annually	August 5	1	2	1
3.11% Long-term Note	annually	June 14	5	4	—
4.34% Long-term Note	annually	December 12	—	—	—
			$7	$11	$6
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

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Dividends received on preferred stock of affiliate	$31	$31	$31
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
The following table presents the expenses incurred by Holdings from services provided by Everest Global for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Expenses incurred	$204	$204	$133
16.INCOME TAXES
All of the income of Holdings U.S. subsidiaries, including its foreign branches, is subject to the applicable federal, foreign, state, and local income taxes on corporations. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined by applying the respective tax laws to the income of each entity.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.

The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Current tax expense (benefit):
U.S.	$284	$95	$102
Foreign	—	—	—
Total current tax expense (benefit)	284	95	102
Total deferred U.S. tax expense (benefit)	(74)	(207)	90
Total income tax expense (benefit)	$210	$(112)	$192
A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company’s total income tax provision is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Expected income tax provision at the U.S. statutory tax rate	$248	$(117)	$208
Increase (reduction) in taxes resulting from:
Tax exempt income	(3)	(4)	(4)
Dividend received deduction	(2)	(3)	(1)
Proration	1	1	1
Creditable foreign premium tax	(14)	(11)	(13)
Reserve adjustment	—	(19)	—
U.S. BEAT tax	—	22	—
Share based compensation	(3)	(3)	(2)
Prior year true up	(21)	16	—
Insurance company-owned life insurance	(13)	(1)	—
Other	17	7	3
Total income tax provision	$210	$(112)	$192
(Some amounts may not reconcile due to rounding.)
At December 31, 2023, 2022 and 2021, the Company had no uncertain tax positions.
The Company’s 2014 through 2018 U.S. tax years are under audit by the Internal Revenue Service (“IRS”). Over several years, the Company had received and responded to a significant number of Information Document Requests (“IDRs”). In 2023, the IRS issued several insignificant Notice(s) of Proposed Adjustment. The Company had filed amended tax returns requesting refunds for 2015 and 2016 for $2 million and $5 million, respectively.

In the fall of 2023, the IRS issued a final Revenue Agent Report (“RAR”) which is under review by the Company. We have asked for and received an extension from the IRS to complete our review. Note that the IRS requested, and we have signed, an extension of the audit to June 30, 2025.

For tax year 2019, the Statute of Limitations has expired and, thus, the Federal income tax return for the year is no longer subject to IRS examination except to the extent the Company files an amended return.

Tax years 2020, 2021, and 2022 are open for examination by the IRS.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.S. tax laws and regulations.  The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in millions)	2023	2022
Deferred tax assets:
Loss reserves	$154	$154
Unearned premium reserve	143	114
Net unrealized investment losses	66	200
Depreciation	44	—
Lease Liability	27	29
Unrealized foreign currency losses	15	24
Investment impairments	12	12
Equity compensation	8	7
Amortization	7	—
Net unrecognized losses on benefit plans	4	9
Foreign tax credits	—	3
Other assets	17	12
Total deferred tax assets	497	564

Deferred tax liabilities:
Deferred acquisition costs	139	105
Net fair value income	136	141
Partnership Investments	49	56
Right of use asset	23	25
Bond market discount	9	5
Depreciation	—	16
Other liabilities	5	6
Total deferred tax liabilities	361	354

Net deferred tax assets/(liabilities)	$136	$210
(Some amounts may not reconcile due to rounding.)
At December 31, 2023, and 2022, the Company had $0 million and $3 million respectively of foreign tax credit (“FTC”) carryforwards, all related to the branch basket. The branch basket FTCs begin to expire in 2030.

Tax effected U.S. Separate Return Limitation Year Net Operating Losses (“NOLs”) of $1 million begin to expire in 2037. At December 31, 2023 there is a $1 million valuation allowance offsetting the U.S. Separate Return Limitation NOLs.
At December 31, 2023, $66 million of the Company’s deferred tax asset relates primarily to unrealized losses on available for sale fixed maturity securities. The unrealized losses on available for sale fixed maturity securities were a result of market conditions, including rising interest rates. Ultimate realization of the deferred tax asset depends on the Company’s ability and intent to hold the available for sale securities until they recover their value or mature. As of December 31, 2023, based on all the available evidence, the Company has concluded that the deferred tax asset related to the unrealized losses on the available for sale fixed maturity portfolio are, more likely than not, expect to be realized.
The Company follows ASU 2016-09 in regard to the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings and stock option exercises resulting from the change in value of share-based compensation awards between the grant date and settlement (vesting/exercising) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per ASU 2016-09, the Company recorded excess tax benefits of $3 million, $3 million and $2 million related to restricted stock vestings and stock option exercises as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2023, 2022 and 2021, respectively.
ASU 2016-09 does not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $0.4 million, $0.4 million and $0.4 million in 2023, 2022 and 2021, respectively.
17.DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
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
Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  Accordingly, as of December 31, 2023, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $877 million.
Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $7.0 billion and $5.6 billion at December 31, 2023 and 2022, respectively.  The statutory net income of Everest Re was $877 million, $294 million and $264 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2023	2022
Regulatory targeted capital	$4,242	$3,353
Actual capital	$6,963	$5,553
(1)Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
18.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report.

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2023

Column A	Column B	Column C	Column D
(Dollars in millions)	Cost	Market Value	Amount Shown in Balance Sheet
Fixed maturities - available for sale
Bonds:
U.S. government and government agencies	$265	$247	$247
State, municipalities and political subdivisions	138	128	128
Foreign government securities	859	835	835
Foreign corporate securities	1,807	1,759	1,759
Public utilities	238	231	231
All other corporate bonds	8,990	8,907	8,907
Mortgage - backed securities
Commercial	575	522	522
Agency residential	2,531	2,435	2,435
Non-agency residential	429	441	441
Redeemable preferred stock	474	427	427
Total fixed maturities - available for sale	16,305	15,932	15,932

Fixed maturities - held to maturity
Bonds:
Foreign corporate securities	84	90	83
Public utilities	4	5	4
All other corporate bonds	750	733	743
Mortgage - backed securities
Commercial	21	21	21
Total Fixed maturities - held to maturity	859	850	851
Equity securities at fair value (1)	91	91	91
Short-term investments	1,298	1,298	1,298
Other invested assets	3,259	3,259	3,259
Other invested assets, at fair value (1)	1,773	1,481	1,481
Cash	527	527	527
Total investments and cash	$24,111	$23,437	$23,439
(Some amounts may not reconcile due to rounding.)
(1)Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in millions, except share amounts and par value per share)	2023	2022
ASSETS:
Fixed maturities - available for sale (amortized cost: 2023, $0; 2022, $0)	$—	$—
Equity securities - at fair value	18	12
Other invested assets	190	194
Other invested assets, at fair value	1,481	1,472
Short-term investments	139	30
Cash	1	2
Total investments and cash	1,829	1,710
Investment in subsidiaries, at equity in the underlying net assets	7,545	5,496
Notes receivable - affiliated	535	1,170
Accrued investment income	6	12
Other assets	1	—
TOTAL ASSETS	$9,916	$8,388

LIABILITIES:
Senior notes	$2,349	$2,347
Long-term notes	218	218
Accrued interest on debt and borrowings	18	17
Income taxes	142	144
Due to affiliates	3	7
Total liabilities	$2,729	$2,734

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2023 and 2022)	—	—
Additional paid-in capital	1,102	1,102
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $(76) at 2023 and $(225) at 2022	(287)	(848)
Retained earnings	6,372	5,400
Total stockholder's equity	7,187	5,654
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,916	$8,388
See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
REVENUES:
Net investment income	$19	$47	$39
Net investment income - Affiliated	67	57	34
Net gains (losses) on investments	10	(704)	329
Other income (expense)	1	(3)	—
Net income (loss) of subsidiaries	987	114	551
Total revenues	1,086	(488)	954

EXPENSES:
Interest expense	104	97	69
Corporate expense	15	10	18
Total expenses	119	107	86

INCOME (LOSS) BEFORE TAXES	967	(595)	867
Income tax expense (benefit)	(5)	(150)	68

NET INCOME (LOSS)	$972	$(445)	$800

Other comprehensive income (loss) of subsidiaries, net of tax	561	(939)	(177)

COMPREHENSIVE INCOME (LOSS)	$1,533	$(1,384)	$623
See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$972	$(445)	$800
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(987)	(114)	(551)
Dividends received from subsidiary	—	250	—
Increase (decrease) in income taxes	(2)	(173)	(45)
Change in equity adjustments in limited partnerships	(15)	(37)	(33)
Change in other assets and liabilities, net	2	(5)	40
Net (gains) losses on investments	(10)	704	(329)
Net cash provided by (used in) operating activities	(40)	180	(118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(502)	(200)	88
Proceeds from fixed maturities matured/called/repaid - available for sale	—	—	—
Proceeds from fixed maturities sold - available for sale	—	244	—
Proceeds from equity maturities sold	—	652	243
Distributions from other invested assets	171	1,362	2,014
Cost of fixed maturities acquired - available for sale	—	(134)	(148)
Cost of equity securities acquired	—	(93)	(516)
Cost of other invested assets acquired	(156)	(1,278)	(2,076)
Net change in short-term investments	(109)	(24)	5
Proceeds from repayment of long term notes receivable - affiliated	865	400	—
(Issuance) of long term notes receivable - affiliated	(230)	(1,100)	(470)
Net cash provided by (used in) investing activities	39	(171)	(860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	—	968
Cost of debt repurchase	—	(6)	—
Net cash provided by (used in) financing activities	—	(6)	968

Net increase (decrease) in cash	(1)	2	(10)
Cash, beginning of period	2	—	10
Cash, end of period	$1	$2	$—
See notes to consolidated financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
1.)The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related notes of Everest Reinsurance Holdings, Inc. and its subsidiaries.
2.)The Senior Notes and Long-Term Subordinated Notes presented in Notes 7 and 8 are direct obligations of the Registrant.
3.)Effective May 2023, Everest Reinsurance Holdings, Inc. entered into a $230 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity. The promissory note has an interest rate of 3.72% payable annually and is scheduled to mature on October 21, 2051. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
4.)Effective December 2022, Everest Reinsurance Holdings, Inc. entered into a $125 million long-term promissory note with Everest Group, Ltd., its parent. The promissory note has an interest rate of 4.34% payable annually and is scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023. At December 31, 2022, this transaction was included within notes receivable - affiliated in the condensed balance sheets of Everest Reinsurance Holdings, Inc.
5.)Effective September 2022, Everest Reinsurance Holdings, Inc. entered into a $560 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity. The promissory note has an interest rate of 3.35% payable annually and is scheduled to mature in September 2052. Everest Reinsurance Company has repaid $270 million of the promissory note to Everest Reinsurance Holdings, Inc. in December 2023 which leaves $290 million outstanding as of December 31, 2023. At December 31, 2023, this transaction was included within notes receivable - affiliated in the condensed balance sheets of Everest Reinsurance Holdings, Inc.
6.)Effective June 2022, Everest Reinsurance Holdings, Inc. entered into a $215 million long-term promissory note with Everest Group, Ltd., its parent entity. The promissory note has an interest rate of 3.11% payable annually and is scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023. At December 31, 2022, this transaction was included within notes receivable - affiliated in the condensed balance sheets of Everest Reinsurance Holdings, Inc.
7.)Effective May 2022, Everest Reinsurance Holdings, Inc. entered into a $200 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity. The promissory note has an interest rate of 3.25% payable annually and is scheduled to mature on October 21, 2051. At December 31, 2023 and 2022, this transaction was included within notes receivable - affiliated in the condensed balance sheets of Everest Reinsurance Holdings, Inc.
8.)Effective October 21, 2021, Everest Reinsurance Holdings, Inc. entered into a $470 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity. The promissory note has an interest rate of 3.25% payable annually and is scheduled to mature on October 21, 2051. Everest Reinsurance Company has repaid $425 million of the promissory note to Everest Reinsurance Holdings, Inc., leaving $45 million of the promissory note still outstanding as of December 31, 2023.
9.)In December, 2015, Holdings transferred the 9,719,971 Common Shares of Group, which it held as other invested assets, at fair value, valued at $1.8 billion, to Preferred Holdings, an affiliated entity and subsidiary of Group, in exchange for 1,773.214 preferred shares of Preferred Holdings with a $1 million par value and 1.75% annual dividend rate. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group.

EVEREST REINSURANCE HOLDINGS, INC.
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
Segments	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium
(Dollars in millions)
As of and for the year ended December 31, 2023
Reinsurance	$487	$10,178	$2,050	$5,637	$640	$3,329	$1,545	$167	$6,205
Insurance	172	5,617	1,836	2,900	353	2,249	306	407	3,007
Total	$659	$15,796	$3,886	$8,536	$993	$5,578	$1,851	$574	$9,212

As of and for the year ended December 31, 2022
Reinsurance	$329	$9,994	$1,453	$5,147	$426	$3,926	$1,308	$138	$5,204
Insurance	170	4,983	1,725	2,729	212	1,897	325	364	2,828
Total	$499	$14,977	$3,177	$7,876	$638	$5,823	$1,632	$501	$8,032

As of and for the year ended December 31, 2021
Reinsurance	$315	$8,807	$1,427	$4,899	$500	$3,750	$1,229	$142	$5,217
Insurance	157	4,314	1,566	2,279	245	1,637	284	312	2,503
Total	$472	$13,121	$2,993	$7,179	$745	$5,387	$1,513	$454	$7,719
(Some amounts may not reconcile due to rounding.)

SCHEDULE IV - REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2023
Total property and liability insurance premiums earned	$3,709	$1,878	$6,705	$8,536	78.6%

December 31, 2022
Total property and liability insurance premiums earned	$3,544	$1,613	$5,945	$7,876	75.5%

December 31, 2021
Total property and liability insurance premiums earned	$2,982	$1,544	$5,741	$7,179	80.0%