Form 10-Q
period 2024-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2024-05-10
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2024
Common Shares, $0.01 par value	1,000
The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) including those discussed under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”). These factors include:

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, par value per share)	2024	2023
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$16,085	$15,932
(amortized cost: 2024, $16,532; 2023, $16,304, credit allowances: 2024, $(46); 2023, $(48))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2024, $839; 2023, $850, net of credit allowances: 2024, $(9); 2023, $(8))	837	851
Equity securities, at fair value	89	91
Other invested assets	3,280	3,259
Other invested assets, at fair value	1,478	1,481
Short-term investments	1,591	1,298
Cash	496	527
Total investments and cash	23,858	23,439
Accrued investment income	223	222
Premiums receivable (net of credit allowances:2024, $(28); 2023, $(28))	2,316	2,245
Reinsurance recoverables - unaffiliated (net of credit allowances: 2024, $(22); 2023, $(22))	1,835	1,816
Reinsurance recoverables - affiliated	1,516	1,547
Income tax asset, net	48	141
Funds held by reinsureds	313	306
Deferred acquisition costs	709	659
Prepaid reinsurance premiums	469	490
Other assets (net of credit allowances: 2024, $(10); 2023, $(9))	897	774
TOTAL ASSETS	$32,184	$31,638

LIABILITIES:
Reserve for losses and loss adjustment expenses	$15,949	$15,796
Unearned premium reserve	3,894	3,886
Funds held under reinsurance treaties	41	54
Amounts due to reinsurers	536	488
Losses in course of payment	96	139
Income tax liability, net	—	29
Senior notes	2,349	2,349
Long-term notes	218	218
Borrowings from FHLB	819	819
Accrued interest on debt and borrowings	43	22
Unsettled securities payable	261	126
Other liabilities	460	526
Total liabilities	24,665	24,451

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2024 and 2023)	—	—
Additional paid-in capital	1,103	1,102
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $(97) at 2024 and $(76) at 2023	(364)	(287)
Retained earnings	6,780	6,372
Total stockholder's equity	7,518	7,187
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$32,184	$31,638
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In millions of U.S. dollars)	2024	2023
	(unaudited)
REVENUES:
Premiums earned	$2,231	$2,068
Net investment income	312	190
Total net gains (losses) on investments	(8)	22
Other income (expense)	7	(4)
Total revenues	2,543	2,276

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,375	1,394
Commission, brokerage, taxes and fees	472	436
Other underwriting expenses	146	139
Corporate expenses	5	6
Interest, fees and bond issue cost amortization expense	37	32
Total claims and expenses	2,036	2,007

INCOME (LOSS) BEFORE TAXES	507	269
Income tax expense (benefit)	99	49

NET INCOME (LOSS)	$408	$220

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(62)	112
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	3	9
Total URA(D) on securities arising during the period	(59)	121

Foreign currency translation adjustments	(19)	7

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—
Total benefit plan net gain (loss) for the period	—	—
Total other comprehensive income (loss), net of tax	(77)	128

COMPREHENSIVE INCOME (LOSS)	$331	$348
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended March 31,
(In millions of U.S. dollars, except share amounts)	2024	2023
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,102	$1,102
Balance, end of period	1,103	1,102

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(287)	(848)
Net increase (decrease) during the period	(77)	128
Balance, end of period	(364)	(720)

RETAINED EARNINGS:
Balance, beginning of period	6,372	5,400
Net income (loss)	408	220
Balance, end of period	6,780	5,620

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$7,518	$6,002
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$408	$220
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(78)	(83)
Decrease (increase) in funds held by reinsureds, net	(21)	3
Decrease (increase) in reinsurance recoverables	—	(15)
Decrease (increase) in income taxes	85	47
Decrease (increase) in prepaid reinsurance premiums	19	17
Increase (decrease) in reserve for losses and loss adjustment expenses	177	331
Increase (decrease) in unearned premiums	15	(23)
Increase (decrease) in amounts due to reinsurers	51	39
Increase (decrease) in losses in course of payment	(42)	(5)
Change in equity adjustments in limited partnerships	(40)	4
Distribution of limited partnership income	20	14
Change in other assets and liabilities, net	(225)	(149)
Non-cash compensation expense	13	9
Amortization of bond premium (accrual of bond discount)	(19)	(3)
Net (gains) losses on investments	8	(22)
Net cash provided by (used in) operating activities	372	384

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	513	257
Proceeds from fixed maturities sold - available for sale	346	49
Proceeds from fixed maturities matured/called/repaid - held to maturity	43	28
Proceeds from equity securities sold	—	46
Distributions from other invested assets	81	86
Cost of fixed maturities acquired - available for sale	(1,120)	(903)
Cost of fixed maturities acquired - held to maturity	(27)	(11)
Cost of other invested assets acquired	(82)	(163)
Net change in short-term investments	(282)	(5)
Net change in unsettled securities transactions	135	245
Net cash provided by (used in) investing activities	(392)	(372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	—	(9)
Net cash provided by (used in) financing activities	—	(9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10)	8

Net increase (decrease) in cash	(31)	11
Cash, beginning of period	527	481
Cash, end of period	$496	$492

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$13	$1
Interest paid	16	10
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2024 and 2023
1.  GENERAL
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
2.  BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2024.
Future Adoption of Recently Issued Accounting Standard Changes.
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2024 by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2024. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact on Holdings.
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
Application of Methods and Assumption Changes.

The Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance Segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the three months ended March 31, 2024, and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income, or any related per-share amounts.
3. INVESTMENTS
The following tables show the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At March 31, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$263	$—	$—	$(18)	$245
Obligations of U.S. states and political subdivisions	125	—	1	(10)	115
Corporate securities	4,667	(45)	67	(157)	4,532
Asset-backed securities	4,964	—	25	(29)	4,960
Mortgage-backed securities
Commercial	567	—	—	(49)	519
Agency residential	2,512	—	16	(150)	2,377
Non-agency residential	663	—	8	(4)	667
Foreign government securities	963	—	7	(48)	922
Foreign corporate securities	1,808	—	25	(85)	1,748
Total fixed maturity securities - available for sale	$16,532	$(46)	$149	$(550)	$16,085
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$265	$—	$—	$(17)	$247
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	4,400	(47)	96	(160)	4,289
Asset-backed securities	5,307	—	23	(48)	5,282
Mortgage-backed securities
Commercial	575	—	—	(53)	522
Agency residential	2,532	—	27	(124)	2,435
Non-agency residential	429	—	14	(1)	441
Foreign government securities	859	—	15	(39)	835
Foreign corporate securities	1,800	—	35	(82)	1,753
Total fixed maturity securities - available for sale	$16,304	$(48)	$212	$(536)	$15,932
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At March 31, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$175	$(2)	$5	$(4)	$173
Asset-backed securities	566	(5)	4	(9)	556
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	6	—	89
Total fixed maturity securities - held to maturity	$846	$(9)	$15	$(13)	$839
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$150	$(2)	$1	$(3)	$146
Asset-backed securities	604	(5)	4	(10)	593
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$859	$(8)	$12	$(13)	$850
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - available for sale
Due in one year or less	$550	$539	$546	$537
Due after one year through five years	2,472	2,365	2,402	2,310
Due after five years through ten years	3,129	3,037	2,842	2,784
Due after ten years	1,676	1,621	1,672	1,621
Asset-backed securities	4,964	4,960	5,307	5,282
Mortgage-backed securities
Commercial	567	519	575	522
Agency residential	2,512	2,377	2,532	2,435
Non-agency residential	663	667	429	441
Total fixed maturity securities - available for sale	$16,532	$16,085	$16,304	$15,932
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$10	$10	$5	$5
Due after one year through five years	54	54	59	58
Due after five years through ten years	43	41	43	42
Due after ten years	152	157	127	131
Asset-backed securities	566	556	604	593
Mortgage-backed securities
Commercial	21	21	21	21
Total fixed maturity securities - held to maturity	$846	$839	$859	$850
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(74)	$153
Change in URA(D), pre-tax	(74)	153
Deferred tax benefit (expense)	16	(32)
Change in URA(D), net of deferred taxes, included in stockholder's equity	$(59)	$121
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2024 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$4	$—	$238	$(18)	$242	$(18)
Obligations of U.S. states and political subdivisions	8	—	63	(9)	71	(10)
Corporate securities	1,125	(32)	1,251	(124)	2,376	(156)
Asset-backed securities	328	(2)	895	(27)	1,223	(29)
Mortgage-backed securities
Commercial	17	—	482	(48)	499	(49)
Agency residential	594	(8)	1,017	(143)	1,611	(150)
Non-agency residential	210	(4)	3	—	213	(4)
Foreign government securities	160	(2)	445	(46)	605	(48)
Foreign corporate securities	288	(2)	766	(82)	1,054	(85)
Total	2,735	(50)	5,160	(499)	7,895	(549)
Securities where an allowance for credit loss was recorded	33	(1)	2	—	35	(1)
Total fixed maturity securities - available for sale	$2,768	$(51)	$5,161	$(499)	$7,930	$(550)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at March 31, 2024 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$81	$(1)	$277	$(10)	$358	$(11)
Due in one year through five years	311	(3)	1,337	(108)	1,648	(111)
Due in five years through ten years	650	(7)	932	(134)	1,581	(141)
Due after ten years	545	(25)	217	(28)	762	(53)
Asset-backed securities	328	(2)	895	(27)	1,223	(29)
Mortgage-backed securities	821	(12)	1,502	(192)	2,323	(203)
Total	2,735	(50)	5,160	(499)	7,895	(549)
Securities where an allowance for credit loss was recorded	33	(1)	2	—	35	(1)
Total fixed maturity securities - available for sale	$2,768	$(51)	$5,161	$(499)	$7,930	$(550)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at March 31, 2024 were $7.9 billion and $0.5 billion, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at March 31, 2024, did not exceed 1.4% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at March 31, 2024 comprised less than 0.5% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $51 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential and non-agency residential mortgage-backed securities. Of these unrealized losses, $43 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $499 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, asset-backed securities, agency residential and commercial mortgage-backed securities (“CMBS”), as well as foreign government securities. Of these unrealized losses, $475 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2024, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2023 were $7.6 billion and $536 million, respectively. The fair value of securities for the single issuer (the United States government), whose securities comprised the largest unrealized loss position at December 31, 2023, did not exceed 1.4% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.5% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $55 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset-backed securities as well as commercial and agency residential mortgage-backed securities. Of these unrealized losses, $39 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $481 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage-backed securities. Of these unrealized losses, $455 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Fixed maturities	$245	$174
Equity securities	1	1
Short-term investments and cash	22	11
Other invested assets
Limited partnerships	24	(24)
Dividends from preferred shares of affiliate	8	8
Other	20	22
Gross investment income before adjustments	319	192
Funds held interest income (expense)	4	3
Interest income from Group	—	5
Gross investment income	323	200
Investment expenses	11	10
Net investment income	$312	$190
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
The Company had contractual commitments to invest up to an additional $1.0 billion in limited partnerships and private placement loans at March 31, 2024. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2034.

In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.4 billion and $1.3 billion as of March 31, 2024 and December 31, 2023, respectively.
Other invested assets, at fair value, as of March 31, 2024 and December 31, 2023, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. See Note 13.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of March 31, 2024 and December 31, 2023, the Company did not hold any interests for which it is the primary beneficiary.

The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2024 and December 31, 2023 is limited to the total carrying value of $3.3 billion and $3.3 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's consolidated balance sheets.

As of March 31, 2024, the Company has outstanding commitments totaling $980 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Fixed maturity securities
Allowances for credit losses	$1	$(10)
Net realized gains (losses) from dispositions	(5)	(1)
Equity securities, fair value
Net realized gains (losses) from dispositions	1	7
Gains (losses) from fair value adjustments	(1)	3
Other invested assets	—	—
Other invested assets, fair value
Gains (losses) from fair value adjustments	(3)	24
Short-term investment gains (losses)	—	—
Total net gains (losses) on investments	$(8)	$22
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2024
	Corporate Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(47)	$—	$(48)
Credit losses on securities where credit
losses were not previously recorded	—	—	—
Increases in allowance on previously
impaired securities	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	2	—	2
Balance, end of period	$(45)	$—	$(46)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2023
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(45)	$(1)	$(46)
Credit losses on securities where credit
losses were not previously recorded	(12)	—	(12)
Increases in allowance on previously
impaired securities	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	2	—	2
Balance, end of period	$(55)	$(1)	$(56)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended March 31, 2024
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(9)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
Three Months Ended March 31, 2023
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(6)	$(1)	$(9)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale and equity securities are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Proceeds from sales of fixed maturity securities - available for sale	$346	$49
Gross gains from dispositions	8	3
Gross losses from dispositions	(14)	(4)

Proceeds from sales of equity securities	$—	$46
Gross gains from dispositions	1	7
Gross losses from dispositions	—	—
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
The Company’s fixed maturity and equity securities are managed both internally and on an external basis by independent, professional investment managers using portfolio guidelines approved by the Company. The Company obtains prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. These services use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis, the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
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
At March 31, 2024, $2.0 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations. At December 31, 2023, $2.0 billion of fixed maturities were fair valued using unobservable inputs.
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
Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values provided by the third-party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
In addition, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services and are obtained from investment managers and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third-party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
Other invested assets, at fair value, were categorized as Level 3 at March 31, 2024 and December 31, 2023, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25 year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.
The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$245	$—	$245	$—
Obligations of U.S. states and political subdivisions	115	—	115	—
Corporate securities	4,532	—	3,912	620
Asset-backed securities	4,960	—	3,620	1,340
Mortgage-backed securities
Commercial	519	—	519	—
Agency residential	2,377	—	2,377	—
Non-agency residential	667	—	667	—
Foreign government securities	922	—	922	—
Foreign corporate securities	1,748	—	1,732	16
Total fixed maturities - available for sale	16,085	—	14,109	1,976

Equity securities, fair value	89	69	20	—
Other invested assets, fair value	1,478	—	—	1,478
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$247	$—	$247	$—
Obligations of U.S. states and political subdivisions	128	—	128	—
Corporate securities	4,289	—	3,617	672
Asset-backed securities	5,282	—	3,977	1,305
Mortgage-backed securities
Commercial	522	—	522	—
Agency residential	2,435	—	2,435	—
Non-agency residential	441	—	441	—
Foreign government securities	835	—	835	—
Foreign corporate securities	1,753	—	1,737	16
Total fixed maturities - available for sale	15,932	—	13,939	1,993

Equity securities, fair value	91	70	21	—
Other invested assets, fair value	1,481	—	—	1,481
(Some amounts may not reconcile due to rounding.)
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	1	—	—	1
Included in other comprehensive income (loss)	—	7	—	7
Purchases, issuances and settlements	(52)	28	(1)	(25)
Transfers in/(out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—
Ending balance	$620	$1,340	$16	$1,976

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$—	$—	$1
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2023
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	1	—	—	1
Included in other comprehensive income (loss)	(4)	18	—	14
Purchases, issuances and settlements	(3)	9	—	5
Transfers in/(out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—
Ending balance	$709	$1,020	$16	$1,745

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three months ended March 31, 2024.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 7 and 8, respectively. Short-term investments are stated at cost, which approximates fair value.
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investment in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 3 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.
In addition, $258 million and $274 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5. RESERVES FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserves for losses and loss adjustment expenses (“LAE”) and is summarized for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Gross reserve beginning of period	$15,796	$14,977
Less reinsurance recoverables on unpaid losses	(3,182)	(3,684)
Net reserves beginning of period	12,614	11,294

Incurred related to:
Current year	1,399	1,403
Prior years	(24)	(9)
Total incurred losses and LAE	1,375	1,394

Paid related to:
Current year	199	585
Prior years	910	379
Total paid losses and LAE	1,109	964

Foreign exchange/translation adjustment	(29)	5

Net reserves end of period	12,851	11,729
Plus reinsurance recoverables on unpaid losses	3,098	3,586
Gross reserves end of period	$15,949	$15,315
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $1.4 billion and $1.4 billion for the three months ended March 31, 2024 and 2023, respectively. Gross and net reserves increased for the three months ended March 31, 2024, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $56 million in 2024 current year attritional losses compared to 2023, offset by a decrease of $60 million in current year catastrophe losses in 2024. Prior year incurred net favorable development of $24 million is primarily driven by releases of property catastrophe reserves.
6. SEGMENT REPORTING
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
The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended March 31, 2024
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$1,935	$837	$2,772
Net written premiums	1,624	642	2,266

Premiums earned	$1,558	$672	$2,231
Incurred losses and LAE	932	443	1,375
Commission and brokerage	402	70	472
Other underwriting expenses	46	100	146
Underwriting gain (loss)	$178	$59	$237

Net investment income			312
Net gains (losses) on investments			(8)
Corporate expenses			(5)
Interest, fees and bond issue cost amortization expense			(37)
Other income (expense)			7
Income (loss) before taxes			$507
(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Total
Gross written premiums	$1,627	$869	$2,496
Net written premiums	1,357	706	2,063

Premiums earned	$1,351	$718	$2,068
Incurred losses and LAE	919	475	1,394
Commission and brokerage	357	80	436
Other underwriting expenses	38	101	139
Underwriting gain (loss)	$36	$63	$99

Net investment income			190
Net gains (losses) on investments			22
Corporate expenses			(6)
Interest, fees and bond issue cost amortization expense			(32)
Other income (expense)			(4)
Income (loss) before taxes			$269
(Some amounts may not reconcile due to rounding)
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

				March 31, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$363	$398	$369
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	702	981	742
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	648	970	688
			$2,400	$2,349	$1,713	$2,349	$1,799
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5
3.5% Senior notes	semi-annually	April 15/October 15	9	9
3.125% Senior notes	semi-annually	April 15/October 15	8	8
			$22	$22
(Some amounts may not reconcile due to rounding.)
8. LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					March 31, 2024		December 31, 2023
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Long-term subordinated notes	4/26/2007	$400	5/15/2037	5/1/2067	$218	$205	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 15, 2024 to May 14, 2024 is 8.03%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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

Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Interest expense incurred	$4	$4
9. FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2024, Everest Re had admitted assets of approximately $27.0 billion which provides borrowing capacity in excess of $2.7 billion. As of March 31, 2024, Everest Re had $819 million of borrowings outstanding, all of which expire in 2024. Everest Re incurred interest expense of $11 million and $6 million for the three months ended March 31, 2024 and 2023, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of March 31, 2024, Everest Re had $1.1 billion of collateral pledged. See Note 10.
10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	March 31, 2024	December 31, 2023
Collateral in trust for non-affiliated agreements (1)	$764	$825
Collateral for FHLB borrowings	1,067	1,077
Securities on deposit with or regulated by government authorities	1,415	1,447
Funds held by reinsureds	313	306
Total restricted assets	$3,559	$3,654
(1) At March 31, 2024 and December 31, 2023 the total amount on deposit in the trust account includes $121 million and $116 million of restricted cash, respectively.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
	Total available limit as of March 31, 2024			$1,375
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry level insured losses from covered events, as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.
The Company had up to $350 million of catastrophe loss protection, including a catastrophe bond (“CAT Bond”) that attaches at a $48.1 billion Property Claims Services (“PCS”) Industry loss threshold. This recovery would be recognized on a pro-rata basis up to a $63.8 billion PCS Industry loss level. As a result of Hurricane Ian, PCS’s current industry estimate of

$48.3 billion issued in April 2024 exceeds the attachment point. The potential recovery under the CAT Bond is not expected to be material.
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
12. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(78)	$16	$(62)
Reclassification of net realized losses (gains) included in net income (loss)	4	(1)	3
Foreign currency translation adjustments	(24)	5	(19)
Reclassification of amortization of net gain (loss) included in net income (loss)	1	—	—
Total other comprehensive income (loss)	$(98)	$20	$(77)
(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$142	$(30)	$112
Reclassification of net realized losses (gains) included in net income (loss)	11	(2)	9
Foreign currency translation adjustments	8	(1)	7
Reclassification of amortization of net gain (loss) included in net income (loss)	—	—	—
Total other comprehensive income (loss)	$161	$(33)	$128
(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended March 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2024	2023
(Dollars in millions)
URA(D) on securities	$4	$11	Other net gains (losses) on investments
	(1)	(2)	Income tax expense (benefit)
	$3	$9	Net income (loss)

Benefit plan net gain (loss)	$1	$—	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$—	$—	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Beginning balance of URA(D) on securities	$(289)	$(816)
Current period change in URA(D) of investments - non-credit related	(59)	121
Ending balance of URA(D) on securities	(348)	(695)

Beginning balance of foreign currency translation adjustments	19	1
Current period change in foreign currency translation adjustments	(19)	7
Ending balance of foreign currency translation adjustments	—	8

Beginning balance of benefit plan net gain (loss)	(16)	(33)
Current period change in benefit plan net gain (loss)	—	—
Ending balance of benefit plan net gain (loss)	(16)	(33)

Ending balance of accumulated other comprehensive income (loss)	$(364)	$(720)
(Some amounts may not reconcile due to rounding.)
13. RELATED-PARTY TRANSACTIONS
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

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Dividends received on preferred stock of affiliate	$8	$8
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
The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023. The commutations of the agreements resulted in the recognition of an aggregate loss of $37 million for Everest Re in the third quarter of 2023.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. The contract provides Bermuda Re (UK Branch) with up to £100 million of reinsurance coverage for each catastrophe occurrence above £24 million. Bermuda Re (UK Branch) paid Everest Re £5 million for this coverage. This contract was most recently renewed effective January 1, 2024.
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

Everest Re had quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota share were put into run-off. As of March 31, 2024 and December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $718 million and $759 million in connection with these agreements.

Everest Re - Canadian Branch had quota share reinsurance agreements in place with Bermuda Re from 2007 through the end of 2017. Quota share percentages ranged from 60% to 75% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re - Canadian Branch and Bermuda Re were not renewed and the existing quota share were put into run-off. As of March 31, 2024 and as of December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $41 million and $45 million in connection with these agreements.
Everest Re had quota share reinsurance agreements in place with Everest International Reinsurance, Ltd. (“EIR”) from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and EIR were not renewed and the existing quota share were put into run-off. As of March 31, 2024 and as of December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $7 million and $7 million in connection with these agreements.

The table below represents loss portfolio transfer (“LPT”) reinsurance agreements whereby net insurance exposures and reserves were transferred to an affiliate:

(Dollars in millions)
Effective Date	Transferring Company	Assuming Company	% of Business or Amount of Transfer	Covered Period of Transfer
12/31/2017	Everest Re	Bermuda Re	$970	All years
On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of March 31, 2024 and December 31, 2023, the Company has a reinsurance recoverable of $807 million and $807 million, respectively, recorded on its balance sheet due from Bermuda Re.

The following tables summarize the significant premiums and losses ceded and assumed by the Company in transactions with affiliated entities for the periods indicated:

Bermuda Re	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Ceded written premiums	$116	$106
Ceded earned premiums	116	106
Ceded losses and LAE	2	(4)

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Ceded written premiums	$71	$42
Ceded earned premiums	70	38
Ceded losses and LAE	19	13
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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which is the corporate alternative minimum tax and do not expect the legislation to have a material impact on our results of operations.
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
The war in the Middle East and the ongoing war in Ukraine are evolving events. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals in numerous countries, including the United States. The significant political and economic uncertainty surrounding these wars and associated sanctions have impacted economic and investment markets both within Russia, Ukraine, the Middle East region, and around the world.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended March 31,		Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023
Gross written premiums	$2,772	$2,496	11.1%
Net written premiums	2,266	2,063	9.9%

REVENUES:
Premiums earned	$2,231	$2,068	7.8%
Net investment income	312	190	64.1%
Net gains (losses) on investments	(8)	22	NM
Other income (expense)	7	(4)	NM
Total revenues	2,543	2,276	11.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,375	1,394	(1.4)%
Commission, brokerage, taxes and fees	472	436	8.2%
Other underwriting expenses	146	139	5.3%
Corporate expenses	5	6	(28.0)%
Interest, fees and bond issue cost amortization expense	37	32	16.5%
Total claims and expenses	2,036	2,007	1.4%

INCOME (LOSS) BEFORE TAXES	507	269	88.7%
Income tax expense (benefit)	99	49	NM
NET INCOME (LOSS)	$408	$220	85.6%

RATIOS:			Point Change
Loss ratio	61.6%	67.4%	(5.8)
Commission and brokerage ratio	21.2%	21.1%	0.1
Other underwriting expense ratio	6.6%	6.7%	(0.1)
Combined ratio	89.4%	95.2%	(5.8)

	At March 31,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023
Balance sheet data:
Total investments and cash	$23,858	$23,439	1.8%
Total assets	32,184	31,638	1.7%
Reserve for losses and loss adjustment expenses	15,949	15,796	1.0%
Total debt	3,386	3,385	—%
Total liabilities	24,665	24,451	0.9%
Stockholder's equity	7,518	7,187	4.6%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)
Revenues.
Premiums. Gross written premiums increased by 11.1% to $2.8 billion for the three months ended March 31, 2024, compared to $2.5 billion for the three months ended March 31, 2023, reflecting a $308 million, or 18.9%, increase in our reinsurance business, partially offset by $32 million, or 3.7%, decrease in our insurance business. The increase in reinsurance premiums was primarily due to increases in property pro rata and casualty pro rata business. The decrease in insurance premiums was primarily due to decreases in financial lines, worker’s compensation and accident and health lines of business.

Net written premiums increased by 9.9% to $2.3 billion for the three months ended March 31, 2024, compared to $2.1 billion for the three months ended March 31, 2023, which is consistent with the percentage change in gross written premiums. Premiums earned increased by 7.8% to $2.2 billion for the three months ended March 31, 2024, compared to $2.1 billion for the three months ended March 31, 2023. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other income of $7 million and other expense $4 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,357	60.8%		$6	0.3%		$1,362	61.1%
Catastrophes	42	1.9%		(29)	(1.3)%		13	0.6%
Total	$1,399	62.7%		$(24)	(1.1)%		$1,375	61.6%

2023
Attritional	$1,300	62.9%		$(2)	-0.1%		$1,299	62.8%
Catastrophes	103	5.0%		(7)	(0.3)%		96	4.6%
Total	$1,403	67.8%		$(9)	-0.4%		$1,394	67.4%

Variance 2024/2023
Attritional	$56	(2.1)	pts	$8	0.3	pts	$64	(1.7)	pts
Catastrophes	(60)	(3.1)	pts	(22)	(1.0)	pts	(83)	(4.0)	pts
Total	$(4)	(5.1)	pts	$(15)	(0.6)	pts	$(19)	(5.7)	pts
Incurred losses and LAE decreased by 1.4%, but remained consistent at $1.4 billion for the three months ended March 31, 2024 compared to $1.4 billion for the three months ended March 31, 2023, primarily due to a decrease of $60 million in current year catastrophe losses, offset by an increase of $56 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $42 million for the three months ended March 31, 2024 mainly related to the 2024 Baltimore bridge collapse ($27 million) and the 2024 United States (“U.S.”) East Coast convective storms ($15 million). The current year catastrophe losses of $103 million for the three months ended March 31, 2023 mainly related to the 2023 Turkey earthquakes ($65 million) and the 2023 New Zealand storms ($38 million). Prior year incurred favorable development of $24 million for the three months ended March 31, 2024 primarily driven by a reduction in prior year catastrophe reserves.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $472 million for the three months ended March 31, 2024 compared to $436 million for the three months ended March 31, 2023. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.

Other Underwriting Expenses. Other underwriting expenses increased to $146 million for the three months ended March 31, 2024 compared to $139 million for the three months ended March 31, 2023. The increase was mainly due to increased expenditures supporting the increased premium volume of the segment.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $5 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $37 million and $32 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense was mainly impacted by the movement in the floating interest rate related to the long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from FHLB.
Income Tax Expense (Benefit). We had income tax expense of $99 million and $49 million for the three months ended March 31, 2024, and 2023, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which is the corporate alternative minimum tax and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $408 million and $220 million, for the three months ended March 31, 2024 and 2023 respectively. The changes were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio decreased by 5.8 points to 89.4% for the three months ended March 31, 2024, compared to 95.2% for the three months ended March 31, 2023. The loss ratio component decreased by 5.8 points for the three months ended March 31, 2024 over the same period last year mainly due to a decrease of $60 million in current year catastrophe losses. The commission and brokerage ratio components increased slightly to 21.2% for the three months ended March 31, 2024 compared to 21.1% for the three months ended March 31, 2023. The other underwriting expense ratios decreased to 6.6% from 6.7% for the three months ended March 31, 2024 and 2023, respectively. These variances were mainly due to changes in the mix of business.
Stockholder’s Equity.
Stockholder’s equity increased by $331 million to $7.5 billion at March 31, 2024 from $7.2 billion at December 31, 2023, principally as a result of $408 million of net income, partially offset by $59 million of net unrealized depreciation on investments, net of tax and $19 million of net foreign currency translation adjustments. The movement in the unrealized depreciation on investments was driven by the change in interest rates on the Company’s fixed maturity - available for sale portfolio.

Consolidated Investment Results
Net Investment Income.
Net investment income increased to $312 million for the three months ended March 31, 2024 compared to $190 million for the three months ended March 31, 2023. The increase was primarily the result of higher income from fixed maturity securities and short-term investments due to rising reinvestment rates, as well as an increase in income from limited partnerships. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the asset value, and the results may be volatile.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Fixed maturities	$245	$174
Equity securities	1	1
Short-term investments and cash	22	11
Other invested assets
Limited partnerships	24	(24)
Dividends from preferred shares of affiliate	8	8
Other	20	22
Gross investment income before adjustments	319	192
Funds held interest income (expense)	4	3
Interest income from Group	—	5
Gross investment income	323	200
Investment expenses	11	10
Net investment income	$312	$190
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Annualized pre-tax yield on average cash and invested assets	5.2%	3.7%
Annualized after-tax yield on average cash and invested assets	4.2%	3.0%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$8	$3	$6
Losses	(14)	(4)	(10)
Total	(5)	(1)	(4)

Equity securities
Gains	1	7	(6)
Losses	—	—	—
Total	1	7	(6)

Other Invested Assets
Gains	—	—	—
Losses	—	—	—
Total	—	—	—

Total net realized gains (losses) from dispositions
Gains	9	9	—
Losses	(14)	(4)	(10)
Total	(4)	5	(10)

Allowance for credit losses	1	(10)	11

Gains (losses) from fair value adjustments
Equity securities	(1)	3	(4)
Other invested assets	(3)	24	(28)
Total	(4)	27	(31)

Total net gains (losses) on investments	$(8)	$22	$(30)
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended March 31, 2024 primarily relate to $4 million of net losses from fair value adjustments, $4 million of net realized losses from disposition of investments, partially offset by a decrease to the allowance for credit losses of $1 million.
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
The following discusses the underwriting results for each of our segments for the periods indicated:
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Variance	% Change
Gross written premiums	$1,935	$1,627	308	18.9%
Net written premiums	1,624	1,357	267	19.7%

Premiums earned	$1,558	$1,351	$208	15.4%
Incurred losses and LAE	932	919	13	1.4%
Commission and brokerage	402	357	45	12.7%
Other underwriting expenses	46	38	8	20.1%
Underwriting gain (loss)	$178	$36	$142	NM

				Point Chg
Loss ratio	59.8%	68.1%		(8.2)
Commission and brokerage ratio	25.8%	26.4%		(0.6)
Other underwriting expense ratio	3.0%	2.8%		0.1
Combined ratio	88.6%	97.3%		(8.7)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 18.9% to $1.9 billion for the three months ended March 31, 2024 from $1.6 billion for the three months ended March 31, 2023, primary due to property and casualty pro rata business. Net written premiums increased by 19.7% to $1.6 billion for the three months ended March 31, 2024, compared to $1.4 billion for the three months ended March 31, 2023, which is consistent with the percentage change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that was recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 15.4% to $1.6 billion for the three months ended March 31, 2024 compared to $1.4 billion for the three months ended March 31, 2023 primarily due to property and casualty pro rata business.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$913	58.6%		$6	0.4%		919	59.0%
Catastrophes	42	2.7%		(29)	(1.8)%		13	0.9%
Total Segment	$955	61.3%		$(23)	-1.5%		$932	59.8%

2023
Attritional	$824	61.0%		$1	0.0%		825	61.1%
Catastrophes	101	7.5%		(7)	-0.5%		94	7.0%
Total Segment	$925	68.5%		$(6)	-0.5%		$919	68.1%

Variance 2024/2023
Attritional	$89	(2.4)	pts	$5	0.3	pts	$94	(2.1)	pts
Catastrophes	(59)	(4.8)	pts	(22)	(1.4)	pts	(81)	(6.1)	pts
Total Segment	$30	(7.2)	pts	$(17)	(1.0)	pts	$13	(8.2)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 1.4% to $932 million for the three months ended March 31, 2024, compared to $919 million for the three months ended March 31, 2023. The increase was primarily due to a decrease of $59 million in current year catastrophe losses, partially offset by an increase of $89 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $42 million for the three months ended March 31, 2024 related primarily due to the 2024 Baltimore bridge collapse ($27 million) and the 2024 United States (“U.S.”) East Coast convective storms ($15 million). The $101 million of current year catastrophe losses for the three months ended March 31, 2023 related primarily to the 2023 Turkey earthquakes ($65 million) and the 2023 New Zealand storms ($36 million). Prior year incurred development of $23 million for the three months ended March 31, 2024 is primarily driven by a reduction of prior year catastrophe reserves.
Segment Expenses. Commission and brokerage expense increased by 12.7% to $402 million for the three months ended March 31, 2024 compared to $357 million for the three months ended March 31, 2023. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Segment other underwriting expenses increased to $46 million for the three months ended March 31, 2024 from $38 million for the three months ended March 31, 2023. The increase was due to increased expenditures supporting the increased premium volume of the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Variance	% Change
Gross written premiums	$837	$869	$(32)	(3.7)%
Net written premiums	642	706	(63)	(9.0)%

Premiums earned	$672	$718	$(46)	(6.4)%
Incurred losses and LAE	443	475	(32)	(6.8)%
Commission and brokerage	70	80	(9)	(11.7)%
Other underwriting expenses	100	101	—	(0.4)%
Underwriting gain (loss)	$59	$63	$(4)	(6.2)%

				Point Chg
Loss ratio	65.9%	66.1%		(0.3)
Commission and brokerage ratio	10.5%	11.1%		(0.6)
Other underwriting expense ratio	14.9%	14.0%		0.9
Combined ratio	91.2%	91.2%		—
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 3.7% to $837 million for the three months ended March 31, 2024, compared to $869 million for the three months ended March 31, 2023. The decrease in insurance premiums was primarily due to lower financial lines, worker’s compensation and accident and health lines of business. Net written premiums decreased by 9.0% to $642 million for the three months ended March 31, 2024, compared to $706 million for the three months ended March 31, 2023. The lower percentage of net written premiums compared to gross written premiums was mainly due to business mix and lower retention in certain lines of business. Premiums earned decreased 6.4% to $672 million for the three months ended March 31, 2024, compared to $718 million for the three months ended March 31, 2023 primarily due to lower financial lines, worker’s compensation and accident and health lines of business.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$443	66.0%		$—	—%		443	66.0%
Catastrophes	—	—%		(1)	(0.1)%		(1)	(0.1)%
Total Segment	$443	66.0%		$(1)	(0.1)%		$443	65.9%

2023
Attritional	$476	66.3%		$(2)	(0.3)%		474	66.0%
Catastrophes	2	0.2%		—	(0.1)%		1	0.2%
Total Segment	$478	66.5%		$(3)	(0.4)%		$475	66.1%

Variance 2024/2023
Attritional	$(33)	(0.3)	pts	$2	0.3	pts	$(30)	—	pts
Catastrophes	(2)	(0.2)	pts	—	—	pts	(2)	(0.3)	pts
Total Segment	$(34)	(0.6)	pts	$2	0.3	pts	$(32)	(0.3)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 6.8% to $443 million for the three months ended March 31, 2024, compared to $475 million for the three months ended March 31, 2023, mainly due to a decrease of $2 million in current year catastrophe losses and a decrease of $33 million in current year attritional losses, which is primarily related to a change in mix of business. There were no current year catastrophe losses for the three months ended March 31, 2024. The $2 million of current year catastrophe losses for the three months ended March 31, 2023, related to the 2023 New Zealand storms.
Segment Expenses. Commission and brokerage decreased by 11.7% to $70 million for the three months ended March 31, 2024 compared to $80 million for the three months ended March 31, 2023. The decrease was mainly due to the impact of the decrease in premiums earned and changes in the mix of business.
Segment other underwriting expenses decreased to $100 million for the three months ended March 31, 2024 compared to $101 million for the three months ended March 31, 2023. The decrease was mainly due to the impact of the decrease in premiums earned.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at March 31, 2024 and December 31, 2023 was $7.5 billion and $7.2 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $372 million and $384 million for the three months ended March 31, 2024 and 2023, respectively.

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

As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2024 and December 31, 2023, we held cash and short-term investments of $2.1 billion and $1.8 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2024, we had $539 million of fixed maturity securities - available for sale maturing within one year or less, $2.4 billion maturing within one to five years and $4.7 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At March 31, 2024, we had $0.4 billion of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $0.5 billion of pre-tax unrealized depreciation and $149 million of pre-tax unrealized appreciation.

Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing, as well as the growth in business written. However, given the catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has ample liquidity to settle its catastrophe claims and/or any payments due for its catastrophe bond program.
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
Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position. The fixed maturity securities in the investment portfolio are comprised of available for sale and held to maturity securities. Additionally, we have invested in equity securities.
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
Interest Rate Risk. Our $23.9 billion investment portfolio at March 31, 2024 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $3.6 billion of mortgage-backed securities in the $16.9 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.6 billion of short-term investments) for the period indicated based on upward and downward parallel shifts of 100 and 200 basis points in interest rates. The market value change under the various interest rate changes scenarios was estimated taking duration into account with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points At March 31, 2024
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$19,719	$19,116	$18,513	$17,911	$17,308
Fair Value Change from Base (%)	6.5%	3.3%	—%	(3.3)%	(6.5)%
Change in Unrealized Appreciation
After-tax from Base ($)	$952	$476	$—	$(476)	$(952)
We had $15.9 billion and $15.8 billion of gross reserves for losses and LAE as of March 31, 2024 and December 31, 2023, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description
10.1*	Amendment to Employment Agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Juan C. Andrade dated April 22, 2024

10.2*	Amended and Restated Employment Agreement between Everest Global Services, Inc. and Mark Kociancic dated April 25, 2024

10.3*	Amended and Restated Employment Agreement between Everest Global Services, Inc. and James Williamson dated April 26, 2024

10.4*	Amended and Restated Employment Agreement between Everest National Insurance Company and Michael Karmilowicz dated March 24, 2024

10.5*	Amended and Restated Employment Agreement between Everest Global Services, Inc. and Ricardo Anzaldua dated April 22, 2024

31.1	Section 302 Certification of Juan C. Andrade

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of Juan C. Andrade and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Dated: May 10, 2024