Form 10-Q
period 2024-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2024-08-09
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at August 9, 2024
Common Shares, $0.01 par value	1,000
The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) including, but not limited to, those discussed under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”). These factors include:

•the effects of catastrophic events on our financial statements;
•losses from catastrophe exposure that exceed our projections;
•information regarding our reserves for losses and loss adjustment expenses (“LAE”);
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
•our ability to pay dividends, interest and principal, which is dependent on our ability to receive dividends, loan payments and other funds from subsidiaries in our holding company structure;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, par value per share)	2024	2023
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$16,691	$15,932
(amortized cost: 2024, $17,168; 2023, $16,304, credit allowances: 2024, $(42); 2023, $(48))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2024, $786; 2023, $850, net of credit allowances: 2024, $(8); 2023, $(8))	786	851
Equity securities, at fair value	97	91
Other invested assets	3,354	3,259
Other invested assets, at fair value	1,462	1,481
Short-term investments	1,452	1,298
Cash	512	527
Total investments and cash	24,354	23,439
Accrued investment income	244	222
Premiums receivable (net of credit allowances:2024, $(29); 2023, $(28))	2,643	2,245
Reinsurance recoverables - unaffiliated (net of credit allowances: 2024, $(25); 2023, $(22))	1,908	1,816
Reinsurance recoverables - affiliated	1,457	1,547
Income tax asset, net	135	141
Funds held by reinsureds	323	306
Deferred acquisition costs	764	659
Prepaid reinsurance premiums	566	490
Other assets (net of credit allowances: 2024, $(9); 2023, $(9))	818	774
TOTAL ASSETS	$33,212	$31,638

LIABILITIES:
Reserve for losses and loss adjustment expenses	$16,178	$15,796
Unearned premium reserve	4,259	3,886
Funds held under reinsurance treaties	42	54
Amounts due to reinsurers	679	488
Losses in course of payment	185	139
Income tax liability, net	—	29
Senior notes	2,349	2,349
Long-term notes	218	218
Borrowings from FHLB	819	819
Accrued interest on debt and borrowings	22	22
Unsettled securities payable	112	126
Other liabilities	451	526
Total liabilities	25,314	24,451

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2024 and 2023)	—	—
Additional paid-in capital	1,103	1,102
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $(99) at 2024 and $(76) at 2023	(372)	(287)
Retained earnings	7,167	6,372
Total stockholder's equity	7,898	7,187
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$33,212	$31,638
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars)	2024	2023	2024	2023
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,209	$2,131	$4,440	$4,200
Net investment income	348	242	660	432
Total net gains (losses) on investments	(30)	(22)	(37)	—
Other income (expense)	18	(10)	25	(15)
Total revenues	2,545	2,341	5,087	4,618

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,406	1,325	2,781	2,719
Commission, brokerage, taxes and fees	463	433	935	869
Other underwriting expenses	146	136	292	275
Corporate expenses	6	4	11	10
Interest, fees and bond issue cost amortization expense	37	33	75	65
Total claims and expenses	2,058	1,930	4,094	3,938

INCOME (LOSS) BEFORE TAXES	487	411	994	679
Income tax expense (benefit)	100	81	198	130

NET INCOME (LOSS)	$387	$330	$795	$549

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(34)	(44)	(96)	68
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	9	6	12	15
Total URA(D) on securities arising during the period	(25)	(38)	(84)	83

Foreign currency translation adjustments	(7)	(4)	(26)	2

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	24	—	25	1
Total benefit plan net gain (loss) for the period	24	—	25	1
Total other comprehensive income (loss), net of tax	(8)	(42)	(85)	86

COMPREHENSIVE INCOME (LOSS)	$379	$288	$710	$636
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,102	$1,102	$1,102
Balance, end of period	1,103	1,102	1,103	1,102

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(364)	(720)	(287)	(848)
Net increase (decrease) during the period	(8)	(42)	(85)	86
Balance, end of period	(372)	(762)	(372)	(762)

RETAINED EARNINGS:
Balance, beginning of period	6,780	5,620	6,372	5,400
Net income (loss)	387	330	795	549
Balance, end of period	7,167	5,950	7,167	5,950

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$7,898	$6,290	$7,898	$6,290
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$795	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(407)	(363)
Decrease (increase) in funds held by reinsureds, net	(29)	20
Decrease (increase) in reinsurance recoverables	(19)	(4)
Decrease (increase) in income taxes	1	65
Decrease (increase) in prepaid reinsurance premiums	(79)	(57)
Increase (decrease) in reserve for losses and loss adjustment expenses	417	526
Increase (decrease) in unearned premiums	383	319
Increase (decrease) in amounts due to reinsurers	196	70
Increase (decrease) in losses in course of payment	47	(5)
Change in equity adjustments in limited partnerships	(109)	(21)
Distribution of limited partnership income	37	23
Change in other assets and liabilities, net	(240)	(215)
Non-cash compensation expense	27	19
Amortization of bond premium (accrual of bond discount)	(40)	(11)
Net (gains) losses on investments	37	—
Net cash provided by (used in) operating activities	1,017	914

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,133	543
Proceeds from fixed maturities sold - available for sale	649	109
Proceeds from fixed maturities matured/called/repaid - held to maturity	106	43
Proceeds from equity securities sold	13	46
Distributions from other invested assets	139	60
Cost of fixed maturities acquired - available for sale	(2,706)	(2,100)
Cost of fixed maturities acquired - held to maturity	(36)	(15)
Cost of equity securities acquired	(2)	(1)
Cost of other invested assets acquired	(177)	(161)
Net change in short-term investments	(129)	(269)
Net change in unsettled securities transactions	(9)	13
Proceeds from repayment (cost of issuance) of notes receivable - affiliated	—	840
Net cash provided by (used in) investing activities	(1,020)	(892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	—	(19)
Net cash provided by (used in) financing activities	—	(19)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13)	(6)

Net increase (decrease) in cash	(15)	(3)
Cash, beginning of period	527	481
Cash, end of period	$512	$478

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$197	$71
Interest paid	74	64

NON-CASH TRANSACTIONS
Non-cash limited partnership distribution	$21	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2024 and 2023
1.  GENERAL
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
2.  BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and six months ended June 30, 2024.
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

3. INVESTMENTS
The following tables show the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At June 30, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$291	$—	$—	$(17)	$274
Obligations of U.S. states and political subdivisions	114	—	1	(9)	105
Corporate securities	4,771	(42)	53	(169)	4,612
Asset-backed securities	4,965	—	25	(24)	4,966
Mortgage-backed securities
Commercial	520	—	—	(47)	474
Agency residential	2,742	—	13	(163)	2,592
Non-agency residential	934	—	8	(5)	938
Foreign government securities	988	—	6	(46)	948
Foreign corporate securities	1,842	—	21	(82)	1,782
Total fixed maturity securities - available for sale	$17,168	$(42)	$127	$(562)	$16,691
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$265	$—	$—	$(17)	$247
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	4,400	(47)	96	(160)	4,289
Asset-backed securities	5,307	—	23	(48)	5,282
Mortgage-backed securities
Commercial	575	—	—	(53)	522
Agency residential	2,532	—	27	(124)	2,435
Non-agency residential	429	—	14	(1)	441
Foreign government securities	859	—	15	(39)	835
Foreign corporate securities	1,800	—	35	(82)	1,753
Total fixed maturity securities - available for sale	$16,304	$(48)	$212	$(536)	$15,932
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At June 30, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$173	$(2)	$5	$(5)	$171
Asset-backed securities	516	(5)	5	(8)	507
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	87
Total fixed maturity securities - held to maturity	$794	$(8)	$14	$(13)	$786
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$150	$(2)	$1	$(3)	$146
Asset-backed securities	604	(5)	4	(10)	593
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$859	$(8)	$12	$(13)	$850
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - available for sale
Due in one year or less	$461	$451	$546	$537
Due after one year through five years	2,655	2,549	2,402	2,310
Due after five years through ten years	3,276	3,175	2,842	2,784
Due after ten years	1,613	1,545	1,672	1,621
Asset-backed securities	4,965	4,966	5,307	5,282
Mortgage-backed securities
Commercial	520	474	575	522
Agency residential	2,742	2,592	2,532	2,435
Non-agency residential	934	938	429	441
Total fixed maturity securities - available for sale	$17,168	$16,691	$16,304	$15,932
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$12	$12	$5	$5
Due after one year through five years	53	52	59	58
Due after five years through ten years	42	41	43	42
Due after ten years	151	154	127	131
Asset-backed securities	516	507	604	593
Mortgage-backed securities
Commercial	21	21	21	21
Total fixed maturity securities - held to maturity	$794	$786	$859	$850
(Some amounts may not reconcile due to rounding.)

The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(32)	$(49)	$(106)	$105
Change in URA(D), pre-tax	(32)	(49)	(106)	105
Deferred tax benefit (expense)	7	10	22	(22)
Change in URA(D), net of deferred taxes, included in stockholder's equity	$(25)	$(38)	$(84)	$83
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2024 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$55	$(2)	$219	$(15)	$274	$(17)
Obligations of U.S. states and political subdivisions	5	—	64	(9)	69	(9)
Corporate securities	1,344	(33)	1,342	(136)	2,686	(168)
Asset-backed securities	272	(1)	570	(22)	842	(24)
Mortgage-backed securities
Commercial	4	—	455	(47)	459	(47)
Agency residential	1,078	(62)	625	(101)	1,703	(163)
Non-agency residential	383	(3)	58	(2)	442	(5)
Foreign government securities	203	(4)	394	(42)	597	(46)
Foreign corporate securities	423	(6)	636	(76)	1,059	(82)
Total	3,767	(110)	4,364	(450)	8,131	(561)
Securities where an allowance for credit loss was recorded	15	(1)	2	—	16	(1)
Total fixed maturity securities - available for sale	$3,781	$(111)	$4,366	$(450)	$8,147	$(562)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at June 30, 2024 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$67	$(3)	$181	$(7)	$248	$(10)
Due in one year through five years	519	(6)	1,298	(107)	1,817	(114)
Due in five years through ten years	942	(17)	802	(122)	1,744	(139)
Due after ten years	502	(18)	374	(42)	876	(60)
Asset-backed securities	272	(1)	570	(22)	842	(24)
Mortgage-backed securities	1,465	(64)	1,138	(150)	2,603	(214)
Total	3,767	(110)	4,364	(450)	8,131	(561)
Securities where an allowance for credit loss was recorded	15	(1)	2	—	16	(1)
Total fixed maturity securities - available for sale	$3,781	$(111)	$4,366	$(450)	$8,147	$(562)
(Some amounts may not reconcile due to rounding.)

The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at June 30, 2024 were $8.1 billion and $0.6 billion, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at June 30, 2024, did not exceed 1.5% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at June 30, 2024 comprised less than 0.5% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $111 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of agency residential mortgage-backed securities and corporate securities. Of these unrealized losses, $105 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $450 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, as well as domestic and foreign corporate securities. Of these unrealized losses, $427 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of June 30, 2024, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2023 were $7.6 billion and $536 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at December 31, 2023, did not exceed 1.4% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.5% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $55 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset-backed securities, as well as commercial and agency residential mortgage-backed securities. Of these unrealized losses, $39 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $481 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, as well as agency residential mortgage-backed securities. Of these unrealized losses, $455 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturities	$255	$199	$500	$374
Equity securities	1	1	2	2
Short-term investments and cash	22	16	44	27
Other invested assets
Limited partnerships	44	22	68	(1)
Dividends from preferred shares of affiliate	8	8	16	16
Other	30	6	50	27
Gross investment income before adjustments	360	252	679	444
Funds held interest income (expense)	1	(1)	5	1
Interest income from Group	—	3	—	7
Gross investment income	361	253	684	453
Investment expenses	(13)	(11)	(24)	(21)
Net investment income	$348	$242	$660	$432
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
The Company had contractual commitments to invest up to an additional $1.4 billion in limited partnerships and private placement loans at June 30, 2024. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2034.

In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.4 billion and $1.3 billion as of June 30, 2024 and December 31, 2023, respectively.
Other invested assets, at fair value, as of June 30, 2024 and December 31, 2023, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. See Note 13 of the Notes to these Consolidated Financial Statements.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of June 30, 2024 and December 31, 2023, the Company did not hold any interests for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2024 and December 31, 2023 is limited to the total carrying value of $3.4 billion and $3.3 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's consolidated balance sheets. Exposure relating specifically to general and limited partnerships as of June 30, 2024 and December 31, 2023 is limited to the total carrying value of $2.0 billion and $1.9 billion.

As of June 30, 2024, the Company has outstanding commitments totaling $869 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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

The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturity securities
Allowances for credit losses	$4	$—	$5	$(10)
Net realized gains (losses) from dispositions	(15)	(7)	(20)	(9)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	—	1	7
Gains (losses) from fair value adjustments	(2)	8	(3)	11
Other invested assets	(1)	—	(1)	—
Other invested assets, fair value
Gains (losses) from fair value adjustments	(16)	(23)	(19)	1
Total net gains (losses) on investments	$(30)	$(22)	$(37)	$—
(Some amounts may not reconcile due to rounding.)
The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(45)	$—	$(46)	$(47)	$—	$(48)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	3	—	4	5	—	5
Balance, end of period	$(42)	$—	$(42)	$(42)	$—	$(42)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(55)	$(1)	$(56)	$(45)	$(1)	$(46)
Credit losses on securities where credit
losses were not previously recorded	(2)	—	(2)	(14)	—	(14)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	1	—	1	4	—	4
Balance, end of period	$(55)	$(1)	$(57)	$(55)	$(1)	$(57)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(5)	$(1)	$(9)	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	1	1	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(6)	$(1)	$(9)	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(6)	$(1)	$(8)	$(2)	$(6)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale and equity securities are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Proceeds from sales of fixed maturity securities - available for sale	$303	$60	$649	$109
Gross gains from dispositions	5	1	13	4
Gross losses from dispositions	(20)	(8)	(33)	(12)

Proceeds from sales of equity securities	$13	$—	$13	$46
Gross gains from dispositions	1	—	2	7
Gross losses from dispositions	—	—	—	—
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
At June 30, 2024, $2.0 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations. At December 31, 2023, $2.0 billion of fixed maturities were fair valued using unobservable inputs.
Equity securities denominated in U.S. currency with quoted prices in active markets for identical assets are categorized as Level 1, since the quoted prices are directly observable. Equity securities traded on foreign exchanges are categorized as Level 2 due to the added input of a foreign exchange conversion rate to determine fair value. The Company uses foreign currency exchange rates published by a nationally recognized source.
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
•Foreign government securities are comprised of global non-U.S. sovereign bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source; and
•Foreign corporate securities are comprised of global non-U.S. corporate bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, converted to U.S. dollars using an exchange rate from a nationally recognized source.
Other invested assets, at fair value, were categorized as Level 3 at June 30, 2024 and December 31, 2023, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$274	$—	$274	$—
Obligations of U.S. states and political subdivisions	105	—	105	—
Corporate securities	4,612	—	4,023	589
Asset-backed securities	4,966	—	3,524	1,442
Mortgage-backed securities
Commercial	474	—	474	—
Agency residential	2,592	—	2,592	—
Non-agency residential	938	—	938	—
Foreign government securities	948	—	948	—
Foreign corporate securities	1,782	—	1,768	14
Total fixed maturities - available for sale	16,691	—	14,646	2,045

Equity securities, fair value	97	70	22	5
Other invested assets, fair value	1,462	—	—	1,462
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$247	$—	$247	$—
Obligations of U.S. states and political subdivisions	128	—	128	—
Corporate securities	4,289	—	3,617	672
Asset-backed securities	5,282	—	3,977	1,305
Mortgage-backed securities
Commercial	522	—	522	—
Agency residential	2,435	—	2,435	—
Non-agency residential	441	—	441	—
Foreign government securities	835	—	835	—
Foreign corporate securities	1,753	—	1,737	16
Total fixed maturities - available for sale	15,932	—	13,939	1,993

Equity securities, fair value	91	70	21	—
Other invested assets, fair value	1,481	—	—	1,481
(Some amounts may not reconcile due to rounding.)
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$620	$1,340	$16	$1,976	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	5	—	—	5	6	—	—	6
Included in other comprehensive income (loss)	(1)	3	—	2	(1)	10	—	9
Purchases, issuances and settlements	(35)	99	(2)	62	(88)	126	(2)	37
Transfers in/(out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—	—	—	—	—
Ending balance	$589	$1,442	$14	$2,045	$589	$1,442	$14	$2,045

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$—	$—	$3	$4	$—	$—	$4
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$709	$1,020	$16	$1,745	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	1	—	—	1	2	—	—	2
Included in other comprehensive income (loss)	(2)	(8)	—	(9)	(6)	10	—	4
Purchases, issuances and settlements	3	103	—	105	—	111	—	111
Transfers in/(out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—	—	—	—	—
Ending balance	$711	$1,115	$16	$1,842	$711	$1,115	$16	$1,842

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and six months ended June 30, 2024.
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
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investments in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 3 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.
In addition, $260 million and $274 million of investments within other invested assets on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5. RESERVES FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserves for losses and loss adjustment expenses (“LAE”) and is summarized for the periods indicated:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Gross reserves beginning of period	$15,796	$14,977
Less reinsurance recoverables on unpaid losses	(3,182)	(3,684)
Net reserves beginning of period	12,614	11,294

Incurred related to:
Current year	2,801	2,720
Prior years	(20)	(1)
Total incurred losses and LAE	2,781	2,719

Paid related to:
Current year	492	937
Prior years	1,665	1,019
Total paid losses and LAE	2,157	1,956

Foreign exchange/translation adjustment	(49)	15

Net reserves end of period	13,189	12,072
Plus reinsurance recoverables on unpaid losses	2,990	3,440
Gross reserves end of period	$16,178	$15,512
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $2.8 billion and $2.7 billion for the six months ended June 30, 2024 and 2023, respectively. Gross and net reserves increased for the six months ended June 30, 2024, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $94 million current year attritional losses in 2024 compared to 2023, offset by a decrease of $12 million in current year catastrophe losses in 2024. Prior year incurred net favorable development of $20 million is primarily driven by releases of property catastrophe reserves.
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
Our two operating segments each have executive leaders who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed. These changes have been reflected retrospectively.
The Company does not review and evaluate the financial results of its operating segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We will continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$2,017	$1,093	$3,110	$3,952	$1,930	$5,882
Net written premiums	1,760	721	2,481	3,384	1,363	4,747

Premiums earned	$1,513	$696	$2,209	$3,071	$1,368	$4,440
Incurred losses and LAE	936	469	1,406	1,869	912	2,781
Commission and brokerage	390	73	463	792	143	935
Other underwriting expenses	46	100	146	92	200	292
Underwriting gain (loss)	$140	$54	$195	$318	$113	$431

Net investment income			348			660
Net gains (losses) on investments			(30)			(37)
Corporate expenses			(6)			(11)
Interest, fees and bond issue cost amortization expense			(37)			(75)
Other income (expense)			18			25
Income (loss) before taxes			$487			$994
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$1,772	$1,143	$2,915	$3,399	$2,012	$5,411
Net written premiums	1,562	834	2,396	2,919	1,540	4,459

Premiums earned	$1,399	$732	$2,131	$2,749	$1,450	$4,200
Incurred losses and LAE	853	472	1,325	1,772	947	2,719
Commission and brokerage	359	74	433	716	154	869
Other underwriting expenses	36	100	136	74	201	275
Underwriting gain (loss)	$151	$86	$237	$187	$149	$336

Net investment income			242			432
Net gains (losses) on investments			(22)			—
Corporate expenses			(4)			(10)
Interest, fees and bond issue cost amortization expense			(33)			(65)
Other income (expense)			(10)			(15)
Income (loss) before taxes			$411			$679
(Some amounts may not reconcile due to rounding)
Further classifications of revenues by geographic location are impracticable to disclose and, therefore, are not provided. Additionally, such information is not utilized by the Company’s CODM when reviewing the business to assess performance, make operating decisions or allocate resources.

7. SENIOR NOTES
The table below displays Holdings’ outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				June 30, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$352	$398	$369
3.5% Senior notes	10/7/2020	10/15/2050	1,000	981	674	981	742
3.125% Senior notes	10/4/2021	10/15/2052	1,000	970	620	970	688
			$2,400	$2,349	$1,646	$2,349	$1,799
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023	2024	2023
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$16	$10
3.5% Senior notes	semi-annually	April 15/October 15	9	9	18	18
3.125% Senior notes	semi-annually	April 15/October 15	8	8	10	16
			$22	$22	$43	$43
(Some amounts may not reconcile due to rounding.)
8. LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					June 30, 2024		December 31, 2023
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$214	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2024 to August 14, 2024 is 7.97%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
Holdings may redeem the Subordinated Notes Issued 2007 on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of Senior Note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the Subordinated Notes Issued 2007. The Company’s Senior Notes are the Company’s long-term indebtedness that rank senior to the Subordinated Notes Issued 2007.

Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Interest expense incurred	$4	$4	$9	$8
9. FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2024, Everest Re had admitted assets of approximately $28.0 billion which provides borrowing capacity in excess of $2.8 billion. As of June 30, 2024, Everest Re had $819 million of borrowings outstanding, which begin to expire in 2024. Everest Re incurred interest expense of $11 million and $7 million for the three months ended June 30, 2024 and 2023, respectively. Everest Re incurred interest expense of $22 million and $13 million for the six months ended June 30, 2024 and 2023, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of June 30, 2024, Everest Re had $1.1 billion of collateral pledged.
10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	June 30, 2024	December 31, 2023
Collateral in trust for non-affiliated agreements (1)	$738	$825
Collateral for FHLB borrowings	1,051	1,077
Securities on deposit with or regulated by government authorities	1,397	1,447
Funds held by reinsureds	323	306
Total restricted assets	$3,509	$3,654
(1) At June 30, 2024 and December 31, 2023 the total amount on deposit in the trust account includes $60 million and $116 million of restricted cash, respectively.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
	Total available limit as of June 30, 2024			$1,575
Recoveries under these collateralized reinsurance agreements with Kilimanjaro are primarily dependent on estimated industry-level insured losses from covered events, as well as the geographic location of the events. The estimated industry level of insured losses is obtained from published estimates by an independent recognized authority on insured property losses.

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
12. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(43)	$9	$(34)	$(121)	$26	$(96)
Reclassification of net realized losses (gains) included in net income (loss)	11	(2)	9	16	(3)	12
Foreign currency translation adjustments	(9)	2	(7)	(33)	7	(26)
Reclassification of amortization of net gain (loss) included in net income (loss)	31	(6)	24	31	(7)	25
Total other comprehensive income (loss)	$(10)	$2	$(8)	$(108)	$23	$(85)
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(56)	$12	$(44)	$86	$(18)	$68
Reclassification of net realized losses (gains) included in net income (loss)	8	(2)	6	19	(4)	15
Foreign currency translation adjustments	(5)	1	(4)	3	(1)	2
Reclassification of amortization of net gain (loss) included in net income (loss)	1	—	—	1	—	1
Total other comprehensive income (loss)	$(53)	$11	$(42)	$109	$(23)	$86
(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2024	2023	2024	2023
(Dollars in millions)
URA(D) on securities	$11	$8	$16	$19	Other net gains (losses) on investments
	(2)	(2)	(3)	(4)	Income tax expense (benefit)
	$9	$6	$12	$15	Net income (loss)

Benefit plan net gain (loss)	$31	$1	$31	$1	Other underwriting expenses
	(6)	—	(7)	—	Income tax expense (benefit)
	$24	$—	$25	$1	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Beginning balance of URA(D) on securities	$(348)	$(695)	$(289)	$(816)
Current period change in URA(D) of investments - non-credit related	(25)	(38)	(84)	83
Ending balance of URA(D) on securities	(373)	(734)	(373)	(734)

Beginning balance of foreign currency translation adjustments	—	8	19	2
Current period change in foreign currency translation adjustments	(7)	(4)	(26)	2
Ending balance of foreign currency translation adjustments	(7)	4	(7)	4

Beginning balance of benefit plan net gain (loss)	(16)	(33)	(16)	(33)
Current period change in benefit plan net gain (loss)	24	—	25	1
Ending balance of benefit plan net gain (loss)	8	(32)	8	(32)

Ending balance of accumulated other comprehensive income (loss)	$(372)	$(762)	$(372)	$(762)
(Some amounts may not reconcile due to rounding.)
13. RELATED-PARTY TRANSACTIONS
Holdings holds 1,773.214 preferred shares of Preferred Holdings with a $1.0 million par value and 1.75% annual dividend rate. Holdings received these shares in December 2015 in exchange for previously held 9,719,971 common shares of Group. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group. Holdings has reported the preferred shares in Preferred Holdings, as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). The following table presents the dividends received on the preferred shares of Preferred Holdings that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Dividends received on preferred stock of affiliate	$8	$8	$16	$16
Affiliates
The Company has engaged in reinsurance transactions with Bermuda Re, Everest Reinsurance Company (Ireland), dac (“Ireland Re”), Everest Insurance (Ireland), dac (“Ireland Insurance”), Everest International Reinsurance Ltd. (“Everest International”), Everest Insurance Company of Canada (“Everest Canada”), Lloyd’s Syndicate 2786 and Mt. Logan Re, Ltd.

(“Mt. Logan Re”), which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.
Effective January 1, 2018, Everest Re entered into a twelve month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreement was most recently renewed effective January 1, 2024.
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

Everest Re had quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota share were put into run-off. As of June 30, 2024 and December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $679 million and $759 million in connection with these agreements.

Everest Re (Canadian Branch) had quota share reinsurance agreements in place with Bermuda Re from 2007 through the end of 2017. Quota share percentages ranged from 60% to 75% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re (Canadian Branch) and Bermuda Re were not renewed and the existing quota share were put into run-off. As of June 30, 2024 and as of December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $35 million and $45 million in connection with these agreements.
Everest Re had quota share reinsurance agreements in place with Everest International Reinsurance, Ltd. (“EIR”) from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and EIR were not renewed and the existing quota shares were put into run-off. As of June 30, 2024 and as of December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $6 million and $7 million in connection with these agreements.

The table below represents loss portfolio transfer (“LPT”) reinsurance agreements whereby net insurance exposures and reserves were transferred to an affiliate:

(Dollars in millions)
Effective Date	Transferring Company	Assuming Company	% of Business or Amount of Transfer	Covered Period of Transfer
12/31/2017	Everest Re	Bermuda Re	$970	All years
On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of June 30, 2024 and December 31, 2023, the Company has a reinsurance recoverable of $597 million and $807 million, respectively, recorded on its balance sheet due from Bermuda Re.

The following tables summarize the significant premiums and losses ceded and assumed by the Company in transactions with affiliated entities for the periods indicated:

Bermuda Re	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Ceded written premiums	$115	$107	$231	$214
Ceded earned premiums	115	107	231	213
Ceded losses and LAE	(2)	(5)	(1)	(9)

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Ceded written premiums	$65	$40	$136	$82
Ceded earned premiums	76	44	147	82
Ceded losses and LAE	12	19	31	32
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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which is the corporate alternative minimum tax, and do not expect the legislation to have a material impact on our results of operations.
15. SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Industry Conditions.
The worldwide insurance and reinsurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, higher rates and stronger profits, followed by periods of abundant capacity, lower rates and constrained profitability. Competition in the types of insurance and reinsurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the insurance and reinsurance business offered, services offered, speed of claims payment, and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to insurance and reinsurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.
Financial instruments, such as side cars, catastrophe bonds and collateralized reinsurance funds, provide capital markets with access to insurance and reinsurance risk exposure. The capital markets demand for these products is primarily driven by the desire to achieve greater risk diversification and potentially higher returns on their investments. This competition generally has a negative impact on rates and terms and conditions; however, the impact varies widely by market and coverage. Based on recent competitive behaviors in the insurance and reinsurance industry, natural catastrophe events and the macroeconomic backdrop, there has been dislocation in the market which has had a positive impact on rates and terms and conditions, generally, though specifics in local markets can vary.
Specifically, recent market conditions in property, particularly catastrophe excess of loss, have resulted in rate increases. As a result of the rate increases, most of the lines within property have been affected. Other casualty lines have been experiencing rate increases, while some lines such as workers’ compensation and directors’ and officers’ liability have been experiencing softer market conditions. The impact on pricing conditions is likely to change depending on the line of business and geography.
Our capital position remains a source of strength, with high quality invested assets, significant liquidity and a low operating expense ratio. Our diversified global platform, with its broad mix of products, distribution and geography, is resilient.
The ongoing Middle East war and the war in Ukraine continue to evolve. Economic and legal sanctions have been levied against Russia, specific named individuals and entities connected to the Russian government, as well as businesses located in the Russian Federation and/or owned by Russian nationals in numerous countries, including the United States. The significant political and economic uncertainty surrounding these wars and associated sanctions have impacted economic and investment markets both within Russia, Ukraine, the Middle East region and around the world.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023		2024	2023
Gross written premiums	$3,110	$2,915	6.7%	$5,882	$5,411	8.7%
Net written premiums	2,481	2,396	3.5%	4,747	4,459	6.5%

REVENUES:
Premiums earned	$2,209	$2,131	3.7%	$4,440	$4,200	5.7%
Net investment income	348	242	43.5%	660	432	52.5%
Net gains (losses) on investments	(30)	(22)	35.8%	(37)	—	NM
Other income (expense)	18	(10)	NM	25	(15)	NM
Total revenues	2,545	2,341	8.7%	5,087	4,618	10.2%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,406	1,325	6.1%	2,781	2,719	2.3%
Commission, brokerage, taxes and fees	463	433	7.0%	935	869	7.6%
Other underwriting expenses	146	136	7.2%	292	275	6.2%
Corporate expenses	6	4	61.6%	11	10	5.0%
Interest, fees and bond issue cost amortization expense	37	33	13.4%	75	65	14.9%
Total claims and expenses	2,058	1,930	6.6%	4,094	3,938	3.9%

INCOME (LOSS) BEFORE TAXES	487	411	18.5%	994	679	46.3%
Income tax expense (benefit)	100	81	22.6%	198	130	52.7%
NET INCOME (LOSS)	$387	$330	17.5%	$795	$549	44.7%

RATIOS:			Point Change			Point Change
Loss ratio	63.6%	62.2%	1.4	62.6%	64.7%	(2.1)
Commission and brokerage ratio	21.0%	20.3%	0.7	21.1%	20.7%	0.4
Other underwriting expense ratio	6.6%	6.4%	0.2	6.6%	6.5%	—
Combined ratio	91.2%	88.9%	2.3	90.3%	92.0%	(1.7)

	At June 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023
Balance sheet data:
Total investments and cash	$24,354	$23,439	3.9%
Total assets	33,212	31,638	5.0%
Reserve for losses and loss adjustment expenses	16,178	15,796	2.4%
Total debt	3,386	3,385	—%
Total liabilities	25,314	24,451	3.5%
Stockholder's equity	7,898	7,187	9.9%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)
Revenues.
Premiums. Gross written premiums increased by 6.7% to $3.1 billion for the three months ended June 30, 2024, compared to $2.9 billion for the three months ended June 30, 2023, reflecting a $245 million, or 13.8%, increase in our reinsurance business and an $50 million, or 4.4%, decrease in our insurance business. The increase in reinsurance premiums was primarily due to property pro rata, property catastrophe excess of loss and casualty pro rata lines of business. The decrease in insurance premiums was primarily due to portfolio actions taken within accident and health and casualty lines, partially offset by growth in property. Gross written premiums increased by 8.7% to $5.9 billion for the six months ended June 30, 2024, compared to $5.4 billion for the six months ended June 30, 2023, reflecting a $553 million, or 16.3%, increase in our reinsurance business and an $82 million, or 4.1%, decrease in our insurance business. The increase in reinsurance premiums was primarily driven by property pro rata, property catastrophe excess of loss and casualty pro rata lines of business. The decrease in insurance premiums reflects the impact of portfolio actions taken primarily within accident and health and casualty lines, partially offset by growth in property and specialty lines.
Net written premiums increased by 3.5% to $2.5 billion for the three months ended June 30, 2024, compared to $2.4 billion for the three months ended June 30, 2023 and increased by 6.5% to $4.7 billion for the six months ended June 30, 2024, compared to $4.5 billion for the six months ended June 30, 2023. Premiums earned generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 3.7% to $2.2 billion for the three months ended June 30, 2024, compared to $2.1 billion for the three months ended June 30, 2023 and increased by 5.7% to $4.4 billion for the six months ended June 30, 2024, compared to $4.2 billion for the six months ended June 30, 2023.
Other Income (Expense). We recorded other income of $18 million and other expense of $10 million for the three months ended June 30, 2024 and 2023, respectively. We recorded other income of $25 million and other expense of $15 million for the six months ended June 30, 2024 and 2023, respectively. The period over period changes were primarily the result of a $9 million gain on pension curtailment, as well as fluctuations in foreign currency exchange rates. During the three months ended June 30, 2024, the Company amended its defined benefit pension plan (the “Plan”) to freeze all benefits accruals and terminate the Plan, effective June 30, 2024, which resulted in a pension curtailment gain. We recognized foreign currency exchange income of $7 million and foreign currency exchange expense of $12 million for the three months ended June 30, 2024 and 2023, respectively. We recognized foreign currency exchange income of $18 million and foreign currency exchange expense of $20 million for the six months ended June 30, 2024 and 2023, respectively.
Net Investment Income. Refer to “Consolidated Investments Results” section below.
Net Gains (Losses) on Investments. Refer to “Consolidated Investments Results” section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,335	60.4%		$—	—%		$1,335	60.4%
Catastrophes	67	3.1%		3	0.2%		71	3.2%
Total	$1,402	63.5%		$3	0.1%		$1,406	63.6%

2023
Attritional	$1,297	60.9%		$1	0.1%		$1,299	61.0%
Catastrophes	19	0.9%		7	0.3%		26	1.2%
Total	$1,316	61.8%		$8	0.4%		$1,325	62.2%

Variance 2024/2023
Attritional	$38	(0.4)	pts	$(2)	(0.1)	pts	$36	(0.5)	pts
Catastrophes	48	2.2	pts	(4)	(0.2)	pts	45	2.0	pts
Total	$86	1.7	pts	$(5)	(0.2)	pts	$81	1.5	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$2,692	60.6%		$6	0.1%		$2,697	60.8%
Catastrophes	110	2.5%		(26)	(0.6)%		83	1.9%
Total	$2,801	63.1%		$(20)	-0.5%		$2,781	62.6%

2023
Attritional	$2,598	61.9%		$—	—%		$2,598	61.9%
Catastrophes	122	2.9%		—	—%		121	2.9%
Total	$2,720	64.8%		$(1)	—%		$2,719	64.7%

Variance 2024/2023
Attritional	$94	(1.2)	pts	$6	0.1	pts	100	(1.1)	pts
Catastrophes	(12)	(0.4)	pts	(26)	(0.6)	pts	(38)	(1.0)	pts
Total	$82	(1.7)	pts	$(20)	(0.4)	pts	$62	(2.1)	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 6.1% to $1.4 billion for the three months ended June 30, 2024, compared to $1.3 billion for the three months ended June 30, 2023, primarily due to an increase of $48 million in current year catastrophe losses and an increase of $38 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $67 million for the three months ended June 30, 2024 mainly related to the 2024 Brazil floods ($29 million), the 2024 Dubai floods ($20 million) and the 2024 Taiwan earthquake ($19 million). The current year catastrophe losses of $19 million for the three months ended June 30, 2023 mainly related to the 2023 Turkey earthquakes ($18 million), Typhoon Mawar ($12 million), and the 2023 second quarter U.S. storms ($10 million), partially offset by $25 million of reinsurance recoveries related to Hurricane Ian.
Incurred losses and LAE increased by 2.3% to $2.8 billion for the six months ended June 30, 2024 compared to $2.7 billion for the six months ended June 30, 2023, primarily due to an increase of $94 million in current year attritional losses, partially offset by a decrease of $12 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $110 million for the six months ended June 30, 2024 related primarily to the 2024 Brazil floods ($29 million), the 2024 Baltimore bridge collapse ($27 million), the 2024 Dubai floods ($20 million), and the 2024 Taiwan earthquake ($19 million). The current year catastrophe losses of $122 million for the six months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($83 million), the 2023 New Zealand storms ($42 million), Typhoon Mawar ($12 million) and the 2023 second quarter U.S. storms ($10 million), partially offset by $25 million of reinsurance recoveries related to Hurricane Ian. Prior year incurred favorable development of $20 million for the six months ended June 30, 2024 is primarily driven by a reduction in prior year catastrophe reserves.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $463 million for the three months ended June 30, 2024 compared to $433 million for the three months ended June 30, 2023. Commission, brokerage, taxes and fees increased to $935 million for the six months ended June 30, 2024 compared to $869 million for the six months ended June 30, 2023. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business. Refer to “Ratios” section for commission and brokerage ratio analysis discussion.
Other Underwriting Expenses. Other underwriting expenses increased to $146 million for the three months ended June 30, 2024 compared to $136 million for the three months ended June 30, 2023. Other underwriting expenses increased to $292 million for the six months ended June 30, 2024, compared to $275 million for the six months ended June 30, 2023. The increases in other underwriting expenses remained relatively consistent with the growth in premium earned. Refer to “Ratios” section for other underwriting expense ratio analysis discussion.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have increased to $6 million from $4 million for the three months ended June 30, 2024 and 2023, respectively, and increased slightly to $11 million from $10 million for the six months ended June 30, 2024 and 2023, respectively. The increases are mainly due to an increase in staff compensation expenses and information management expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $37 million and $33 million for the three months ended June 30, 2024 and 2023, respectively. Interest, fees and other bond amortization expense was $75 million and $65 million for the six months ended June 30, 2024 and 2023, respectively. The increases were mainly due to higher interest costs on the Federal Home Loan Bank of New York (“FHLBNY”) borrowing as a result of the rising interest rate environment. Interest expense was also impacted by the movements in the floating interest rate related to the Company’s long-term subordinated notes (“Subordinated Notes Issued 2007”), which is reset quarterly per the note agreement. The floating rate was 7.97% as of June 30, 2024.
Income Tax Expense (Benefit). We had income tax expense of $100 million and $81 million for the three months ended June 30, 2024, and 2023, respectively. We had income tax expense of $198 million and $130 million for the six months ended June 30, 2024, and 2023, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which is the corporate alternative minimum tax, and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $387 million and our net income was $330 million, for the three months ended June 30, 2024 and 2023, respectively. Our net income was $795 million and our net income was $549 million, for the six months ended June 30, 2024 and 2023, respectively. The changes were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio increased by 2.3 points to 91.2% for the three months ended June 30, 2024, compared to 88.9% for the three months ended June 30, 2023 and decreased by 1.7 points to 90.3% for the six months ended June 30, 2024, compared to 92.0% for the six months ended June 30, 2023. Refer to analysis of combined ratio components below.

The loss ratio component increased by 1.4 points for the three months ended June 30, 2024 over the corresponding period last year, primarily due to an increase of $48 million in current year catastrophe losses, partially offset by the impact of changes in the mix of business. The loss ratio component decreased by 2.1 points for the six months ended June 30, 2024 over the corresponding period last year, primarily due to a decrease in catastrophe losses and a change in mix of business.

The commission and brokerage ratio components increased to 21.0% for the three months ended June 30, 2024 compared to 20.3% for the three months ended June 30, 2023 and increased slightly to 21.1% for the six months ended June 30, 2024 compared to 20.7% for the six months ended June 30, 2023. These changes were mainly due to changes in the mix of business.

The other underwriting expense ratios increased to 6.6% from 6.4% for the three months ended June 30, 2024 and 2023, respectively, and increased to 6.6% from 6.5% for the six months ended June 30, 2024 and 2023, respectively. These increases were mainly due to higher net earned premiums.
Stockholder’s Equity.
Stockholder’s equity increased by $710 million to $7.9 billion at June 30, 2024 from $7.2 billion at December 31, 2023, principally as a result of $795 million of net income and $25 million of benefit plan net gain, partially offset by $84 million of net unrealized depreciation on investments, net of tax, and $26 million of net foreign currency translation adjustments. The movement in the unrealized depreciation on investments was driven by the change in interest rates on the Company’s fixed maturity - available for sale portfolio.

Consolidated Investment Results
Net Investment Income.
Net investment income increased to $348 million for the three months ended June 30, 2024, compared to $242 million for the three months ended June 30, 2023. The increase for the three months ended June 30, 2024 was primarily the result of an increase of $56 million in income from fixed maturity securities, an increase of $21 million from limited partnership income, an increase of $21 million in dividends from preferred shares of affiliate and an increase of $6 million from short term investments, mainly due to the rising interest rate environment. Net investment income increased to $660 million for the six months ended June 30, 2024, compared to $432 million for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024 was primarily the result of an increase of $126 million in income from fixed maturity securities, an increase of $69 million from limited partnership income and an increase of $16 million from short-term investments. Accordingly, until these asset values are monetized and the resultant income is distributed, they are subject to future increases or decreases in the NAV and the results may be volatile.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturities	$255	$199	$500	$374
Equity securities	1	1	2	2
Short-term investments and cash	22	16	44	27
Other invested assets
Limited partnerships	44	22	68	(1)
Dividends from preferred shares of affiliate	8	8	16	16
Other	30	6	50	27
Gross investment income before adjustments	360	252	679	444
Funds held interest income (expense)	1	(1)	5	1
Interest income from Group	—	3	—	7
Gross investment income	361	253	684	453
Investment expenses	(13)	(11)	(24)	(21)
Net investment income	$348	$242	$660	$432
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Annualized pre-tax yield on average cash and invested assets	5.6%	4.5%	5.4%	4.1%
Annualized after-tax yield on average cash and invested assets	4.5%	3.6%	4.3%	3.3%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	Variance	2024	2023	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$5	$1	$4	$13	$4	10
Losses	(20)	(8)	(11)	(33)	(12)	(21)
Total	(15)	(7)	(7)	(20)	(9)	(12)

Equity securities
Gains	1	—	1	2	7	(5)
Losses	—	—	—	—	—	—
Total	—	—	—	1	7	(6)

Other Invested Assets
Gains	(1)	—	(1)	(1)	—	(1)
Losses	—	—	—	—	—	—
Total	(1)	—	(1)	(1)	—	(1)

Short-Term Investments
Gains	—	1	(1)	—	1	(1)
Losses	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	5	1	4	14	11	3
Losses	(20)	(8)	(12)	(34)	(12)	(22)
Total	(15)	(7)	(8)	(20)	(1)	(18)

Allowance for credit losses	4	—	4	5	(10)	16

Gains (losses) from fair value adjustments
Equity securities	(2)	8	(11)	(3)	11	(14)
Other invested assets	(16)	(23)	7	(19)	1	(21)
Total	(18)	(15)	(4)	(23)	12	(35)

Total net gains (losses) on investments	$(30)	$(22)	$(8)	$(37)	$—	$(38)
(Some amounts may not reconcile due to rounding.)
Net gains (losses) on investments during the three months ended June 30, 2024 primarily related to net losses from fair value adjustments of $18 million and $15 million of net realized losses from disposition of investments.
Net gains (losses) on investments during the six months ended June 30, 2024 primarily related to net losses from fair value adjustments of $23 million and $20 million of net realized losses from disposition of investments, partially offset by $5 million of credit allowances on fixed maturity securities.
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
Our two operating segments each have executive leaders who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed. These changes have been reflected retrospectively.
The Company does not review and evaluate the financial results of its operating segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of the two operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
Our loss and LAE reserves are management’s best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information and, in particular, recently reported loss claim experience and trends related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which the re-evaluation is made. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management and has the responsibility for recommending and approving management’s best estimate. Reserves are further reviewed by Group’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability.
The following discusses the underwriting results for each of our segments for the periods indicated:
Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Gross written premiums	$2,017	$1,772	245	13.8%	$3,952	$3,399	$553	16.3%
Net written premiums	1,760	1,562	198	12.7%	3,384	2,919	465	15.9%

Premiums earned	$1,513	$1,399	$114	8.1%	$3,071	$2,749	$322	11.7%
Incurred losses and LAE	936	853	83	9.8%	1,869	1,772	96	5.4%
Commission and brokerage	390	359	32	8.8%	792	716	77	10.7%
Other underwriting expenses	46	36	10	27.3%	92	74	18	23.5%
Underwriting gain (loss)	$140	$151	$(11)	(7.2)%	$318	$187	$131	69.9%

				Point Chg				Point Chg
Loss ratio	61.9%	61.0%		0.9	60.8%	64.5%		(3.7)
Commission and brokerage ratio	25.8%	25.6%		0.2	25.8%	26.0%		(0.2)
Other underwriting expense ratio	3.0%	2.6%		0.5	3.0%	2.7%		0.3
Combined ratio	90.7%	89.2%		1.5	89.6%	93.2%		(3.6)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums increased by 13.8% to $2.0 billion for the three months ended June 30, 2024 from $1.8 billion for the three months ended June 30, 2023, primarily driven by property pro rata, property catastrophe excess of loss and casualty pro rata lines of business. Net written premiums increased by 12.7% to $1.8 billion for the three months ended June 30, 2024, compared to $1.6 billion for the three months ended June 30, 2023, which is generally consistent with the percentage change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 8.1% to $1.5 billion for the three months ended June 30, 2024, compared to $1.4 billion for the three months ended June 30, 2023.
Gross written premiums increased by 16.3% to $4.0 billion for the six months ended June 30, 2024 from $3.4 billion for the six months ended June 30, 2023, primarily due to property pro rata, property catastrophe excess of loss and casualty pro rata lines of business. Net written premiums increased by 15.9% to $3.4 billion for the six months ended June 30, 2024, compared to $2.9 billion for the six months ended June 30, 2023, which is generally consistent with the change in gross written premiums. Premiums earned generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Premiums earned increased by 11.7% to $3.1 billion for the six months ended June 30, 2024, compared to $2.7 billion for the six months ended June 30, 2023.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$878	58.0%		$—	—%		878	58.0%
Catastrophes	55	3.6%		3	0.2%		59	3.9%
Total Segment	$933	61.7%		$3	0.2%		$936	61.9%

2023
Attritional	$825	59.0%		$1	0.1%		826	59.1%
Catastrophes	19	1.4%		7	0.5%		27	1.9%
Total Segment	$844	60.3%		$9	0.6%		$853	61.0%

Variance 2024/2023
Attritional	$53	(0.9)	pts	$(2)	(0.1)	pts	$51	(1.0)	pts
Catastrophes	36	2.3	pts	(4)	(0.3)	pts	32	2.0	pts
Total Segment	$89	1.3	pts	$(6)	(0.4)	pts	$83	0.9	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,791	58.3%		$6	0.2%		1,797	58.5%
Catastrophes	97	3.2%		(25)	(0.8)%		72	2.3%
Total Segment	$1,888	61.5%		$(20)	(0.6)%		$1,869	60.8%

2023
Attritional	$1,649	60.0%		$2	0.1%		1,651	60.1%
Catastrophes	120	4.4%		1	—%		121	4.4%
Total Segment	$1,770	64.4%		$3	0.1%		$1,772	64.5%

Variance 2024/2023
Attritional	$142	(1.7)	pts	$4	0.1	pts	$145	(1.6)	pts
Catastrophes	$(23)	(1.2)	pts	(26)	(0.9)	pts	(49)	(2.1)	pts
Total Segment	$119	(2.9)	pts	$(22)	(0.7)	pts	$96	(3.6)	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 9.8% to $936 million for the three months ended June 30, 2024, compared to $853 million for the three months ended June 30, 2023. The increase was primarily due to an increase of $53 million in current year attritional losses and an increase of $36 million in current year catastrophe losses, partially offset by favorable prior year loss development of $6 million. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $55 million for the three months ended June 30, 2024 related primarily to the 2024 Brazil Floods ($29 million), the 2024 Dubai floods ($20 million) and the 2024 Taiwan earthquake ($19 million). The $19 million of current year catastrophe losses for the three months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($18 million), Typhoon Mawar ($12 million) and the 2023 second quarter U.S. storms ($10 million), partially offset by $25 million of reinsurance recoveries related to Hurricane Ian.
Incurred losses increased by 5.4% to $1.9 billion for the six months ended June 30, 2024, compared to $1.8 billion for the six months ended June 30, 2023. The increase was primarily due to a decrease of $23 million in current year catastrophe losses, partially offset by an increase of $142 million in current year attritional losses. The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The current year catastrophe losses of $97 million for the six months ended June 30, 2024 related primarily to the 2024 Brazil Floods ($29 million), the 2024 Baltimore bridge collapse ($27 million), the 2024 Dubai floods ($20 million) and the 2024 Taiwan earthquake ($19 million). The $120 million of current year catastrophe losses for the six months ended June 30, 2023 related primarily to the 2023 Turkey earthquakes ($83 million), the 2023 New Zealand storms ($40 million), Typhoon Mawar ($12 million) and the 2023 second quarter U.S. storms ($10 million), partially offset by $25 million of reinsurance recoveries related to Hurricane Ian. Prior year incurred favorable development of $20 million for the six months ended June 30, 2024 is primarily driven a reduction in prior year catastrophe reserves.
Segment Expenses. Commission and brokerage expense increased by 8.8% to $390 million for the three months ended June 30, 2024, compared to $359 million for the three months ended June 30, 2023. Commission and brokerage expense increased by 10.7% to $792 million for the six months ended June 30, 2024, compared to $716 million for the six months ended June 30, 2023. The increases were mainly due to changes in the mix of business, primarily property and casualty excess of loss and overall growth in property lines of business.
Segment other underwriting expenses increased to $46 million for the three months ended June 30, 2024 from $36 million for the three months ended June 30, 2023. Segment other underwriting expenses increased to $92 million for the six months ended June 30, 2024 from $74 million for the six months ended June 30, 2023. The increases were mainly due to expenditures supporting the increased premium volume of the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Gross written premiums	$1,093	$1,143	$(50)	(4.4)%	$1,930	$2,012	$(82)	(4.1)%
Net written premiums	721	834	(114)	(13.6)%	1,363	1,540	(177)	(11.5)%

Premiums earned	$696	$732	$(36)	(4.9)%	$1,368	$1,450	$(82)	(5.6)%
Incurred losses and LAE	469	472	(3)	(0.5)%	912	947	(35)	(3.7)%
Commission and brokerage	73	74	(1)	(2.0)%	143	154	(11)	(7.0)%
Other underwriting expenses	100	100	—	—%	200	201	—	(0.2)%
Underwriting gain (loss)	$54	$86	$(32)	(37.1)%	$113	$149	$(36)	(24.0)%

				Point Chg				Point Chg
Loss ratio	67.4%	64.5%		3.0	66.7%	65.3%		1.4
Commission and brokerage ratio	10.4%	10.1%		0.3	10.4%	10.6%		(0.2)
Other underwriting expense ratio	14.4%	13.7%		0.7	14.6%	13.8%		0.8
Combined ratio	92.2%	88.2%		4.0	91.7%	89.7%		2.0
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 4.4% to $1 billion for the three months ended June 30, 2024, compared to $1.1 billion for the three months ended June 30, 2023. The decrease in insurance premiums was due to portfolio actions in accident and health and casualty lines, partially offset by growth in property. Net written premiums decreased by 13.6% to $721 million for the three months ended June 30, 2024, compared to $834 million for the three months ended June 30, 2023. The lower percentage of net written premiums compared to gross written premiums was mainly due to business mix and lower retention in certain lines of business. Premiums earned decreased 4.9% to $696 million for the three months ended June 30, 2024, compared to $732 million for the three months ended June 30, 2023, primarily due to portfolio actions primarily within accident and health.
Gross written premiums decreased by 4.1% to $1.9 billion for the six months ended June 30, 2024, compared to $2.0 billion for the six months ended June 30, 2023. The decrease in insurance premiums was due to portfolio actions in accident and health and casualty lines, partially offset by growth in property and specialty lines. Net written premiums decreased by 11.5% to $1.4 billion for the six months ended June 30, 2024, compared to $1.5 billion for the six months ended June 30, 2023. The lower percentage of net written premiums compared to gross written premiums was mainly due to business mix and lower retention in certain lines of business. Premiums earned decreased by 5.6% to $1.4 billion for the six months ended June 30, 2024, compared to $1.5 billion for the six months ended June 30, 2023. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$457	65.7%		$—	—%		457	65.7%
Catastrophes	12	1.8%		—	—%		12	1.8%
Total Segment	$469	67.5%		$—	—%		$469	67.5%

2023
Attritional	$473	64.5%		$—	—%		473	64.5%
Catastrophes	—	—%		—	(0.1)%		(1)	(0.1)%
Total Segment	$472	64.5%		$—	(0.1)%		$472	64.4%

Variance 2024/2023
Attritional	$(15)	1.2	pts	$—	—	pts	$(15)	1.2	pts
Catastrophes	12	1.8	pts	—	0.1	pts	13	1.9	pts
Total Segment	$(3)	3.0	pts	$—	0.1	pts	$(3)	3.1	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$901	65.8%		$—	—%		901	65.8%
Catastrophes	12	0.9%		(1)	(0.1)%		12	0.8%
Total Segment	$913	66.7%		$(1)	(0.1)%		$912	66.6%

2023
Attritional	$949	65.4%		$(2)	(0.2)%		946	65.3%
Catastrophes	1	0.1%		(1)	(0.1)%		1	—%
Total Segment	$950	65.5%		$(3)	(0.3)%		$947	65.3%

Variance 2024/2023
Attritional	$(48)	0.4	pts	$2	0.2	pts	(46)	0.5	pts
Catastrophes	11	0.8	pts	—	—	pts	11	0.8	pts
Total Segment	$(37)	1.2	pts	$3	0.2	pts	$(35)	1.3	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 0.5% to $469 million for the three months ended June 30, 2024, compared to $472 million for the three months ended June 30, 2023, mainly due to a decrease of $15 million in current year attritional losses, which is primarily related to a change in mix of business, partially offset by an increase of $12 million in current year catastrophe losses. The $12 million of current year catastrophe losses for the three months ended June 30, 2024, related to the 2024 second quarter U.S. convective storms. There were no current year catastrophe losses for the three months ended June 30, 2023.
Incurred losses and LAE decreased slightly by 3.7% to $912 million for the six months ended June 30, 2024, compared to $947 million for the six months ended June 30, 2023, mainly due to a decrease of $48 million in current year attritional losses, which is primarily related to a change in mix of business, partially offset by an increase of $11 million in current year catastrophe losses. The $12 million of current year catastrophe losses for the six months ended June 30, 2024, related to the 2024 second quarter U.S. convective storms. The $1 million of current year catastrophe losses for the six months ended June 30, 2023, related to the 2023 New Zealand storms.
Segment Expenses. Commission and brokerage expenses decreased by 2.0% to $73 million for the three months ended June 30, 2024, compared to $74 million for the three months ended June 30, 2023. Commission and brokerage expenses decreased by 7.0% to $143 million for the six months ended June 30, 2024, compared to $154 million for the six months ended June 30, 2023. The decreases were mainly due to changes in the mix of business.
Segment other underwriting expenses remained consistent at $100 million for the three months ended June 30, 2024, compared to $100 million for the three months ended June 30, 2023. Segment other underwriting expenses remained consistent at $200 million for the six months ended June 30, 2024, compared to $201 million for the six months ended June 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at June 30, 2024 and December 31, 2023 was $7.9 billion and $7.2 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.

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

Our financial strength ratings as determined by A.M. Best, Standard & Poor’s and Moody’s are important, as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt and equity markets as a result of our financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1.0 billion and $914 million for the six months ended June 30, 2024 and 2023, respectively.

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

As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2024 and December 31, 2023, we held cash and short-term investments of $2.0 billion and $1.8 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2024, we had $451 million of fixed maturity securities - available for sale maturing within one year or less, $2.5 billion maturing within one to five years and $4.7 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At June 30, 2024, we had $435 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $562 million of pre-tax unrealized depreciation and $127 million of pre-tax unrealized appreciation.

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
Interest Rate Risk. Our $24.4 billion investment portfolio at June 30, 2024 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $4.0 billion of mortgage-backed securities in the $17.5 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.5 billion of short-term investments) for the period indicated based on upward and downward parallel shifts of 100 and 200 basis points in interest rates. The market value change under the various interest rate changes scenarios was estimated taking duration into account with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points At June 30, 2024
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$20,180	$19,555	$18,929	$18,304	$17,679
Fair Value Change from Base (%)	6.6%	3.3%	—%	(3.3)%	(6.6)%
Change in Unrealized Appreciation
After-tax from Base ($)	$988	$494	$—	$(494)	$(988)
We had $16.2 billion and $15.8 billion of gross reserves for losses and LAE as of June 30, 2024 and December 31, 2023, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. See “Liquidity and Capital Resources — Market Sensitive Instruments” in PART I – ITEM 2 of this Form 10-Q.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description
10.1*
Amendment to Employment Agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Juan C. Andrade dated April 22, 2024 incorporated herein by reference to Exhibit 10.1 to Everest Reinsurance Holdings, Inc. Form 10-Q filed on May 10, 2024.

10.2*
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Mark Kociancic dated April 25, 2024 incorporated herein by reference to Exhibit 10.2 to Everest Reinsurance Holdings, Inc. Form 10-Q filed on May 10, 2024.

10.3*
Amended and Restated Employment Agreement between Everest Global Services, Inc. and James Williamson dated April 26, 2024 incorporated herein by reference to Exhibit 10.3 to Everest Reinsurance, Holdings Inc. Form 10-Q filed on May 10, 2024.

10.4*
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Ricardo Anzaldua dated April 22, 2024 incorporated herein by reference to Exhibit 10.5 to Everest Reinsurance Holdings, Inc. Form 10-Q filed on May 10, 2024.

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

Dated: August 9, 2024