Form 10-Q
period 2024-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2024-11-12
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at November 12, 2024
Common Shares, $0.01 par value	1,000
The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) including, but not limited to, those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”). These include:
•the effects of catastrophic events on our financial results;
•losses from catastrophe exposure that exceed our projections;
•information regarding our reserves for losses and loss adjustment expenses (“LAE”);
•greater-than-expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by our insurance and reinsurance subsidiaries;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, par value per share)	2024	2023
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$17,771	$15,932
(amortized cost: 2024, $17,834; 2023, $16,304; credit allowances: 2024, $(51); 2023, $(48))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2024,$799; 2023, $850; net of credit allowances: 2024, $(8); 2023, $(8))	779	851
Equity securities, at fair value	98	91
Other invested assets	3,363	3,259
Other invested assets, at fair value	1,509	1,481
Short-term investments	2,078	1,298
Cash	566	527
Total investments and cash	26,165	23,439
Accrued investment income	250	222
Premiums receivable (net of credit allowances: 2024, $(31); 2023, $(28))	2,409	2,245
Reinsurance recoverables - unaffiliated (net of credit allowances: 2024, $(26); 2023, $(22))	1,947	1,816
Reinsurance recoverables - affiliated	1,309	1,547
Income tax asset, net	95	141
Funds held by reinsureds	333	306
Deferred acquisition costs	793	659
Prepaid reinsurance premiums	663	490
Other assets (net of credit allowances: 2024, $(9); 2023, $(9))	853	774
TOTAL ASSETS	$34,816	$31,638

LIABILITIES:
Reserve for losses and loss adjustment expenses	$16,867	$15,796
Unearned premium reserve	4,280	3,886
Funds held under reinsurance treaties	46	54
Amounts due to reinsurers	730	488
Losses in course of payment	155	139
Income tax liability, net	—	29
Senior notes	2,350	2,349
Long-term notes	218	218
Borrowings from FHLB	819	819
Accrued interest on debt and borrowings	43	22
Unsettled securities payable	300	126
Other liabilities	456	526
Total liabilities	26,263	24,451

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2024 and 2023)	—	—
Additional paid-in capital	1,103	1,102
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $1 at 2024 and $(76) at 2023	3	(287)
Retained earnings	7,447	6,372
Total stockholder's equity	8,553	7,187
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$34,816	$31,638
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars)	2024	2023	2024	2023
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,340	$2,139	$6,779	$6,339
Net investment income	316	278	976	711
Total net gains (losses) on investments	39	(59)	1	(59)
Other income (expense)	(13)	2	12	(12)
Total revenues	2,681	2,361	7,768	6,979

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,636	1,471	4,417	4,190
Commission, brokerage, taxes and fees	498	454	1,433	1,323
Other underwriting expenses	157	149	449	424
Corporate expenses	6	8	17	18
Interest, fees and bond issue cost amortization expense	38	34	112	99
Total claims and expenses	2,334	2,115	6,428	6,053

INCOME (LOSS) BEFORE TAXES	347	246	1,340	926
Income tax expense (benefit)	67	25	266	154

NET INCOME (LOSS)	$279	$222	$1,075	$771

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	327	(124)	231	(56)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	8	11	20	26
Total URA(D) of securities arising during the period	335	(113)	252	(31)

Foreign currency translation adjustments	41	(11)	14	(9)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—	24	1
Total benefit plan net gain (loss) for the period	—	—	24	1
Total other comprehensive income (loss), net of tax	376	(124)	290	(38)

COMPREHENSIVE INCOME (LOSS)	$655	$97	$1,365	$733
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,102	$1,102	$1,102
Balance, end of period	1,103	1,102	1,103	1,102

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(372)	(762)	(287)	(848)
Net increase (decrease) during the period	376	(124)	290	(38)
Balance, end of period	3	(886)	3	(886)

RETAINED EARNINGS:
Balance, beginning of period	7,167	5,950	6,372	5,400
Net income (loss)	279	222	1,075	771
Balance, end of period	7,447	6,171	7,447	6,171

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,553	$6,388	$8,553	$6,388
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,075	$771
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(157)	(389)
Decrease (increase) in funds held by reinsureds, net	(34)	15
Decrease (increase) in reinsurance recoverables	99	143
Decrease (increase) in income taxes	(59)	(24)
Decrease (increase) in prepaid reinsurance premiums	(175)	(117)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,063	701
Increase (decrease) in unearned premiums	389	587
Increase (decrease) in amounts due to reinsurers	245	215
Increase (decrease) in losses in course of payment	16	157
Change in equity adjustments in limited partnerships	(138)	(61)
Distribution of limited partnership income	61	38
Change in other assets and liabilities, net	(319)	(300)
Non-cash compensation expense	39	29
Amortization of bond premium (accrual of bond discount)	(68)	(24)
Net (gains) losses on investments	(1)	59
Net cash provided by (used in) operating activities	2,035	1,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,806	818
Proceeds from fixed maturities sold - available for sale	786	318
Proceeds from fixed maturities matured/called/repaid - held to maturity	125	59
Proceeds from equity securities sold	13	126
Distributions from other invested assets	195	90
Cost of fixed maturities acquired - available for sale	(4,107)	(2,996)
Cost of fixed maturities acquired - held to maturity	(46)	(23)
Cost of equity securities acquired	(2)	(1)
Cost of other invested assets acquired	(234)	(234)
Net change in short-term investments	(735)	(821)
Net change in unsettled securities transactions	177	112
Proceeds from repayment (cost of issuance) of notes receivable - affiliated	—	840
Net cash provided by (used in) investing activities	(2,023)	(1,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	—	(29)
Net cash provided by (used in) financing activities	—	(29)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	25	(9)

Net increase (decrease) in cash	39	50
Cash, beginning of period	527	481
Cash, end of period	$566	$531

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$324	$181
Interest paid	90	75

NON-CASH TRANSACTIONS
Non-cash limited partnership distribution	$21	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2024 and 2023
1. GENERAL
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
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and nine months ended September 30, 2024.
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
Improvements to Income Tax Disclosures. In December 2023, the FASB issued Accounting Standard Update No. 2023-09, which requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

3.INVESTMENTS
The following tables show the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At September 30, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$291	$—	$—	$(12)	$279
Obligations of U.S. states and political subdivisions	87	—	1	(4)	84
Corporate securities	4,873	(50)	151	(105)	4,869
Asset-backed securities	5,192	—	31	(18)	5,205
Mortgage-backed securities
Commercial	493	—	1	(32)	462
Agency residential	2,682	—	46	(101)	2,627
Non-agency residential	1,179	—	32	—	1,211
Foreign government securities	1,031	—	25	(33)	1,023
Foreign corporate securities	2,006	—	65	(60)	2,011
Total fixed maturity securities - available for sale	$17,834	$(51)	$352	$(364)	$17,771
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$265	$—	$—	$(17)	$247
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	4,400	(47)	96	(160)	4,289
Asset-backed securities	5,307	—	23	(48)	5,282
Mortgage-backed securities
Commercial	575	—	—	(53)	522
Agency residential	2,532	—	27	(124)	2,435
Non-agency residential	429	—	14	(1)	441
Foreign government securities	859	—	15	(39)	835
Foreign corporate securities	1,800	—	35	(82)	1,753
Total fixed maturity securities - available for sale	$16,304	$(48)	$212	$(536)	$15,932
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At September 30, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$182	$(2)	$8	$(1)	$187
Asset-backed securities	501	(5)	8	(4)	500
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	9	—	91
Total fixed maturity securities - held to maturity	$788	$(8)	$24	$(5)	$799
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$150	$(2)	$1	$(3)	$146
Asset-backed securities	604	(5)	4	(10)	593
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$859	$(8)	$12	$(13)	$850
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - available for sale
Due in one year or less	$439	$429	$546	$537
Due after one year through five years	3,129	3,086	2,402	2,310
Due after five years through ten years	3,214	3,255	2,842	2,784
Due after ten years	1,507	1,496	1,672	1,621
Asset-backed securities	5,192	5,205	5,307	5,282
Mortgage-backed securities
Commercial	493	462	575	522
Agency residential	2,682	2,627	2,532	2,435
Non-agency residential	1,179	1,211	429	441
Total fixed maturity securities - available for sale	$17,834	$17,771	$16,304	$15,932
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$12	$12	$5	$5
Due after one year through five years	67	68	59	58
Due after five years through ten years	37	37	43	42
Due after ten years	150	161	127	131
Asset-backed securities	501	500	604	593
Mortgage-backed securities
Commercial	21	21	21	21
Total fixed maturity securities - held to maturity	$788	$799	$859	$850
(Some amounts may not reconcile due to rounding.)

The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$424	$(144)	$319	$(39)
Change in URA(D), pre-tax	424	(144)	319	(39)
Deferred tax benefit (expense)	(89)	30	(67)	8
Change in URA(D), net of deferred taxes, included in stockholder's equity	$335	$(113)	$252	$(31)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2024 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$56	$(2)	$219	$(10)	$275	$(12)
Obligations of U.S. states and political subdivisions	1	—	41	(4)	42	(4)
Corporate securities	216	(4)	1,301	(99)	1,517	(104)
Asset-backed securities	196	(1)	536	(17)	731	(18)
Mortgage-backed securities
Commercial	—	—	435	(32)	435	(32)
Agency residential	457	(33)	632	(68)	1,089	(101)
Non-agency residential	35	—	24	—	59	—
Foreign government securities	37	(1)	403	(31)	440	(33)
Foreign corporate securities	147	(4)	614	(56)	761	(60)
Total	1,144	(45)	4,205	(318)	5,350	(364)
Securities where an allowance for credit loss was recorded	1	—	—	(1)	1	(1)
Total fixed maturity securities - available for sale	$1,145	$(45)	$4,205	$(319)	$5,351	$(364)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at September 30, 2024 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$75	$(3)	$194	$(8)	$270	$(11)
Due in one year through five years	303	(7)	1,363	(77)	1,666	(84)
Due in five years through ten years	27	—	677	(84)	704	(84)
Due after ten years	52	(1)	343	(32)	396	(33)
Asset-backed securities	196	(1)	536	(17)	731	(18)
Mortgage-backed securities	492	(33)	1,092	(101)	1,583	(134)
Total	1,144	(45)	4,205	(318)	5,350	(364)
Securities where an allowance for credit loss was recorded	1	—	—	(1)	1	(1)
Total fixed maturity securities - available for sale	$1,145	$(45)	$4,205	$(319)	$5,351	$(364)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at September 30, 2024 were $5.4 billion and $364 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at September 30, 2024, did not exceed 1.3% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at September 30, 2024 comprised less than 0.4% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $45 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of agency residential mortgage-backed securities. Of these unrealized losses, $43 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $319 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, as well as domestic and foreign corporate securities. Of these unrealized losses, $299 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of September 30, 2024, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturities	$257	$214	$757	$587
Equity securities	1	1	3	3
Short-term investments and cash	28	24	72	51
Other invested assets
Limited partnerships	(4)	31	64	30
Dividends from preferred shares of affiliate	8	8	23	23
Other	36	15	85	42
Gross investment income before adjustments	326	291	1,005	736
Funds held interest income (expense)	1	1	6	3
Interest income from Group	—	—	—	7
Gross investment income	327	292	1,011	745
Investment expenses	11	14	35	35
Net investment income	$316	$278	$976	$711
(Some amounts may not reconcile due to rounding.)
The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. The net investment income from limited partnerships is dependent upon the Company’s share of the net asset values (“NAVs”) of interests underlying each limited partnership. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one-month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.
The Company had contractual commitments to invest up to an additional $1.6 billion in limited partnerships and private placement loans at September 30, 2024. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2034.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.4 billion and $1.3 billion as of September 30, 2024 and December 31, 2023, respectively.
Other invested assets, at fair value, as of September 30, 2024 and December 31, 2023, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. See Note 13 of the Notes to these Consolidated Financial Statements.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities, but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of September 30, 2024 and December 31, 2023, the Company did not hold any interests for which it is the primary beneficiary.

The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary, as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2024 and December 31, 2023 is limited to the total carrying value of $3.4 billion and $3.3 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's consolidated balance sheets. Exposure relating specifically to general and limited partnerships as of September 30, 2024 and December 31, 2023 is limited to the total carrying value of $2.0 billion and $1.9 billion.
As of September 30, 2024, the Company has outstanding commitments totaling $848 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations, and are classified as fixed maturities - available for sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturity securities
Allowances for credit losses	$(9)	$(1)	$(3)	$(12)
Net realized gains (losses) from dispositions	(2)	(12)	(23)	(21)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	1	1	8
Gains (losses) from fair value adjustments	1	(13)	(2)	(2)
Other invested assets	1	—	—	—
Other invested assets, fair value
Gains (losses) from fair value adjustments	47	(34)	28	(32)
Total net gains (losses) on investments	$39	$(59)	$1	$(59)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Corporate Securities	Foreign Corporate Securities	Total	Corporate Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(42)	$—	$(42)	$(47)	$—	$(48)
Credit losses on securities where credit
losses were not previously recorded	(9)	—	(9)	(9)	—	(9)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	5	—	5
Balance, end of period	$(50)	$—	$(51)	$(50)	$—	$(51)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Municipals	Foreign Corporate Securities	Total	Corporate Securities	Municipals	Foreign Corporate Securities	Total
Beginning balance	$(55)	$—	$(1)	$(57)	$(45)	$—	$(1)	$(46)
Credit losses on securities where credit
losses were not previously recorded	(3)	—	—	(3)	(17)	—	—	(17)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	2	—	—	2	5	—	—	5
Balance, end of period	$(57)	$(1)	$(1)	$(58)	$(57)	$(1)	$(1)	$(58)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	1	—	1
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(6)	$(1)	$(8)	$(2)	$(6)	$(1)	$(9)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale and equity securities are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Proceeds from sales of fixed maturity securities - available for sale	$138	$209	$786	$318
Gross gains from dispositions	2	1	15	4
Gross losses from dispositions	(4)	(13)	(37)	(25)

Proceeds from sales of equity securities	$—	$80	$13	$126
Gross gains from dispositions	—	2	2	8
Gross losses from dispositions	—	—	—	—
(Some amounts may not reconcile due to rounding.)
4.FAIR VALUE
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
The Company’s fixed maturity and equity securities are managed both internally and on an external basis by independent, professional investment managers using portfolio guidelines approved by the Company. The Company obtains prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. These services use pricing applications that vary by asset class and incorporate available market information.

When fixed maturity securities do not trade on a daily basis, the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.
The Company does not make any changes to prices received from the pricing services. In addition, the Company has procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including, but not limited to, initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third-party investment asset managers, review of pricing statistics and trends and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
At September 30, 2024, $2.1 billion of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations. At December 31, 2023, $2.0 billion of fixed maturities were fair valued using unobservable inputs.
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
Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded, but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values provided by the third-party pricing services in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
In addition, some of the fixed maturities with fair values categorized as Level 3 result when prices are not available from the nationally recognized pricing services, are obtained from investment managers and are derived using unobservable inputs. The Company will value the securities with unobservable inputs using comparable market information or receive fair values from investment managers. The investment managers may obtain non-binding price quotes for the securities from brokers. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The prices received from brokers are reviewed for reasonableness by the third-party asset managers and the Company. If the broker quotes are for foreign denominated securities, the quotes are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
•Foreign government securities are comprised of global non-U.S. sovereign bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, are converted to U.S. dollars using an exchange rate from a nationally recognized source; and
•Foreign corporate securities are comprised of global non-U.S. corporate bond issuances, and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities and models with observable inputs such as benchmark yields and credit spreads and then, where applicable, are converted to U.S. dollars using an exchange rate from a nationally recognized source.
Other invested assets, at fair value, were categorized as Level 3 at September 30, 2024 and December 31, 2023, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10 year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.
The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$279	$—	$279	$—
Obligations of U.S. states and political subdivisions	84	—	84	—
Corporate securities	4,869	—	4,320	549
Asset-backed securities	5,205	—	3,686	1,519
Mortgage-backed securities
Commercial	462	—	462	—
Agency residential	2,627	—	2,627	—
Non-agency residential	1,211	—	1,211	—
Foreign government securities	1,023	—	1,023	—
Foreign corporate securities	2,011	—	1,997	14
Total fixed maturities - available for sale	17,771	—	15,690	2,082

Equity securities, fair value	98	72	21	5
Other invested assets, fair value	1,509	—	—	1,509
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$247	$—	$247	$—
Obligations of U.S. states and political subdivisions	128	—	128	—
Corporate securities	4,289	—	3,617	672
Asset-backed securities	5,282	—	3,977	1,305
Mortgage-backed securities
Commercial	522	—	522	—
Agency residential	2,435	—	2,435	—
Non-agency residential	441	—	441	—
Foreign government securities	835	—	835	—
Foreign corporate securities	1,753	—	1,737	16
Total fixed maturities - available for sale	15,932	—	13,939	1,993

Equity securities, fair value	91	70	21	—
Other invested assets, fair value	1,481	—	—	1,481
(Some amounts may not reconcile due to rounding.)
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$589	$1,442	$14	$2,045	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(7)	—	—	(6)	(1)	—	1	—
Included in other comprehensive income (loss)	2	4	—	7	1	15	—	16
Purchases, issuances and settlements	(36)	73	—	37	(123)	199	(2)	73
Transfers in/(out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—	—	—	—	—
Ending balance	$549	$1,519	$14	$2,082	$549	$1,519	$14	$2,082

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7)	$—	$—	$(7)	$(3)	$—	$—	$(3)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$711	$1,115	$16	$1,842	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	1	—	—	1	3	—	—	3
Included in other comprehensive income (loss)	—	(3)	—	(3)	(5)	7	—	2
Purchases, issuances and settlements	12	68	—	80	12	179	—	191
Transfers in/(out) of Level 3 and reclassification of securities in/(out) investment categories	—	—	—	—	—	—	—	—
Ending balance	$725	$1,180	$16	$1,921	$725	$1,180	$16	$1,921

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$1	$—	$—	$1
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and nine months ended September 30, 2024.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 7 and 8 of the Notes to these Consolidated Financial Statements, respectively. Short-term investments are stated at cost, which approximates fair value.
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
In addition, $259 million and $274 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5.RESERVES FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserves for losses and LAE and is summarized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Gross reserves beginning of period	$15,796	$14,977
Less reinsurance recoverables on unpaid losses	(3,182)	(3,684)
Net reserves beginning of period	12,614	11,294

Incurred related to:
Current year	4,448	4,159
Prior years	(32)	31
Total incurred losses and LAE	4,417	4,190

Paid related to:
Current year	735	1,737
Prior years	2,250	1,380
Total paid losses and LAE	2,985	3,118

Foreign exchange/translation adjustment	(10)	—

Net reserves end of period	14,036	12,365
Plus reinsurance recoverables on unpaid losses	2,831	3,304
Gross reserves end of period	$16,867	$15,669
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $4.4 billion and $4.2 billion for the nine months ended September 30, 2024 and 2023, respectively. Gross and net reserves increased for the nine months ended September 30, 2024, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $182 million current year attritional losses in 2024 compared to 2023, as well as an increase of $107 million in current year catastrophe losses in 2024. Prior year incurred net favorable development of $32 million was primarily driven by a reduction in prior year catastrophe reserves.
6.SEGMENT REPORTING
The Company operates through two operating segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S, as well as through branches in Canada and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
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
The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$2,018	$811	$2,829	$5,970	$2,741	$8,711
Net written premiums	1,677	572	2,249	5,061	1,935	6,996

Premiums earned	$1,666	$673	$2,340	$4,738	$2,042	$6,779
Incurred losses and LAE	1,165	470	1,636	3,034	1,383	4,417
Commission and brokerage	428	70	498	1,220	213	1,433
Other underwriting expenses	56	100	157	148	301	449
Underwriting gain (loss)	$17	$32	$49	$335	$146	$480

Net investment income			316			976
Net gains (losses) on investments			39			1
Corporate expenses			(6)			(17)
Interest, fees and bond issue cost amortization expense			(38)			(112)
Other income (expense)			(13)			12
Income (loss) before taxes			$347			$1,340
(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross written premiums	$1,964	$904	$2,869	$5,363	$2,917	$8,280
Net written premiums	1,684	666	2,350	4,603	2,206	6,809

Premiums earned	$1,418	$722	$2,139	$4,167	$2,172	$6,339
Incurred losses and LAE	998	472	1,471	2,771	1,419	4,190
Commission and brokerage	373	80	454	1,089	234	1,323
Other underwriting expenses	46	103	149	120	304	424
Underwriting gain (loss)	$—	$65	$66	$188	$214	$402

Net investment income			278			711
Net gains (losses) on investments			(59)			(59)
Corporate expenses			(8)			(18)
Interest, fees and bond issue cost amortization expense			(34)			(99)
Other income (expense)			2			(12)
Income (loss) before taxes			$246			$926
(Some amounts may not reconcile due to rounding)
Further classifications of revenues by geographic location are impracticable to disclose and, therefore, are not provided.

7.SENIOR NOTES
The table below displays Holdings’ outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				September 30, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$373	$398	$369
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	731	981	742
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	671	970	688
			$2,400	$2,350	$1,775	$2,349	$1,799
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023	2024	2023
4.868% Senior notes	semi-annually	June 1/December 1	$5	$5	$15	$15
3.5% Senior notes	semi-annually	April 15/October 15	9	9	26	26
3.125% Senior notes	semi-annually	April 15/October 15	8	8	24	24
			$22	$22	$65	$65
(Some amounts may not reconcile due to rounding.)
8.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

					September 30, 2024		December 31, 2023
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$214	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the three-month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 15, 2024 to November 14, 2024 is 7.76%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
Holdings may redeem the Subordinated Notes Issued 2007 on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047, is subject to a replacement capital covenant. This covenant is for the benefit of Senior Note holders and mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the Subordinated Notes Issued 2007. The Company’s Senior Notes are the Company’s long-term indebtedness that rank senior to the Subordinated Notes Issued 2007.

Interest expense incurred in connection with these long-term subordinated notes is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Interest expense incurred	$4	$4	$13	$12
9.FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2024, Everest Re had admitted assets of approximately $29.2 billion which provides borrowing capacity in excess of $2.9 billion. As of September 30, 2024, Everest Re had $819 million of borrowings outstanding, which begin to expire in 2024. Everest Re incurred interest expense of $11 million and $7 million for the three months ended September 30, 2024 and 2023, respectively. Everest Re incurred interest expense of $33 million and $21 million for the nine months ended September 30, 2024 and 2023, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of September 30, 2024, Everest Re had $1.1 billion of collateral pledged.
10.COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	September 30, 2024	December 31, 2023
Collateral in trust for non-affiliated agreements (1)	$749	$825
Collateral for FHLB borrowings	1,078	1,077
Securities on deposit with or regulated by government authorities	1,482	1,447
Funds held by reinsureds	333	306
Total restricted assets	$3,641	$3,654
(1) At September 30, 2024 and December 31, 2023 the total amount on deposit in the trust account includes $122 million and $116 million of restricted cash, respectively.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2019-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	150	Occurrence
Series 2019-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	12/12/2019	12/19/2024	275	Aggregate
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
	Total available limit as of September 30, 2024			$1,575
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
12.OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$414	$(87)	$327	$293	$(61)	$231
Reclassification of net realized losses (gains) included in net income (loss)	10	(2)	8	26	(6)	20
Foreign currency translation adjustments	51	(11)	41	18	(4)	14
Reclassification of amortization of net gain (loss) included in net income (loss)	(1)	—	—	31	(6)	24
Total other comprehensive income (loss)	$475	$(100)	$376	$367	$(77)	$290
(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(157)	$33	$(124)	$(72)	$15	$(56)
Reclassification of net realized losses (gains) included in net income (loss)	14	(3)	11	33	(7)	26
Foreign currency translation adjustments	(14)	3	(11)	(11)	2	(9)
Reclassification of amortization of net gain (loss) included in net income (loss)	1	—	—	2	—	1
Total other comprehensive income (loss)	$(157)	$33	$(124)	$(48)	$10	$(38)
(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from AOCI for the periods indicated:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2024	2023	2024	2023

URA(D) of securities	$10	$14	$26	$33	Other net gains (losses) on investments
	(2)	(3)	(6)	(7)	Income tax expense (benefit)
	$8	$11	$20	$26	Net income (loss)

Benefit plan net gain (loss)	$(1)	$1	$31	$2	Other underwriting expenses
	—	—	(6)	—	Income tax expense (benefit)
	$—	$—	$24	$1	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Beginning balance of URA(D) of securities	$(373)	$(734)	$(289)	$(816)
Current period change in URA(D) of securities - non-credit related	335	(113)	252	(31)
Ending balance of URA(D) of securities	(38)	(847)	(38)	(847)

Beginning balance of foreign currency translation adjustments	(7)	4	19	2
Current period change in foreign currency translation adjustments	41	(11)	14	(9)
Ending balance of foreign currency translation adjustments	33	(7)	33	(7)

Beginning balance of benefit plan net gain (loss)	8	(32)	(16)	(33)
Current period change in benefit plan net gain (loss)	—	—	24	1
Ending balance of benefit plan net gain (loss)	8	(32)	8	(32)

Ending balance of accumulated other comprehensive income (loss)	$3	$(886)	$3	$(886)
(Some amounts may not reconcile due to rounding.)
13.RELATED-PARTY TRANSACTIONS
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
Affiliates
The Company has engaged in reinsurance transactions with Bermuda Re, Everest Reinsurance Company (Ireland), dac (“Ireland Re”), Everest Insurance (Ireland), dac (“Ireland Insurance”), Everest International Reinsurance Ltd. (“Everest

International”), Everest Insurance Company of Canada (“Everest Canada”), Lloyd's of London (“Lloyd's”) Syndicate 2786, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), Compañía General de Seguros Everest Mexico (“Everest Mexico”), Everest Compañia de Seguros Generales Chile S.A (“Everest Chile”) and Mt. Logan Re, Ltd. (“Mt. Logan Re”), which are affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.
Effective January 1, 2018, Everest Re entered into a twelve-month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreement was most recently renewed effective January 1, 2024.
The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023. The commutations of the agreements resulted in the recognition of an aggregate loss of $37 million for Everest Re in the third quarter of 2023.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. The contract provides Bermuda Re (UK Branch) with up to £100 million of reinsurance coverage for each catastrophe occurrence above £80 million. Bermuda Re (UK Branch) will pay Everest Re £5 million for this coverage annually. This contract was most recently renewed effective January 1, 2024.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Insurance, effective January 1, 2021 through December 31, 2021. The contract provides Ireland Insurance with up to €750 million of reinsurance coverage for each catastrophe occurrence above €13 million. Ireland Insurance will pay Everest Re €15 million for this coverage annually. This contract was most recently renewed effective January 1, 2024.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective February 1, 2021 through January 31, 2022. The contract provides Ireland Re with up to €210 million of reinsurance coverage for each catastrophe occurrence above €18 million. Ireland Re will pay Everest Re €14 million for this coverage annually. This agreement was most recently renewed effective February 1, 2024.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective April 1, 2024 through March 31, 2025. The contract provides Lloyd’s Syndicate 2786 with up to $30 million of reinsurance coverage for each catastrophe occurrence above $5 million. Lloyd’s Syndicate 2786 will pay Everest Re $2 million for this coverage annually.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective July 1, 2023 through June 30, 2025. The contract provides Everest International - Australia Branch with up to A$30 million of reinsurance coverage for each catastrophe occurrence above A$8 million. Everest International - Australia Branch will pay Everest Re a premium 11% of net earned premium for this coverage annually.
Everest Re (Canadian Branch) entered into an excess of loss reinsurance agreement with Everest Canada, effective January 1, 2024 through December 31, 2024. Everest Canada will pay Everest Re (Canadian Branch) $2 million for this coverage annually.
Everest Re entered into a whole account quota share reinsurance agreement with Everest Columbia, effective July 1, 2024 through June 30, 2025. Quota share percentages vary based on the line of business for the premium written.
Everest Re entered into a 99% whole account quota share reinsurance agreement with Everest Mexico, effective July 1, 2024 through June 30, 2025.
Everest Re entered into a catastrophe excess of loss reinsurance agreement with Everest Chile, effective July 1, 2024 through June 30, 2025. The contract provides Everest Chile with up to $140 million of reinsurance coverage for each catastrophe occurrence above $7 million. Everest Chile will pay Everest Re $7.4 million for this coverage annually.
Everest Re had quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota share were put into run-off. As of September 30, 2024 and December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $649 million and $759 million in connection with these agreements.

Everest Re (Canadian Branch) had quota share reinsurance agreements in place with Bermuda Re from 2007 through the end of 2017. Quota share percentages ranged from 60% to 75% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re (Canadian Branch) and Bermuda Re were not renewed and the existing quota share were put into run-off. As of September 30, 2024 and as of December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $32 million and $45 million in connection with these agreements.
Everest Re had quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of September 30, 2024 and as of December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $6 million and $7 million in connection with these agreements.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective March 31, 2023 through January 31, 2024. The contract provides Ireland Re with up to €61 million of reinsurance coverage for each catastrophe occurrence above €139 million. Ireland Re will pay Everest Re €2 million for this coverage annually. This agreement was not renewed for 2024.
The table below represents loss portfolio transfer (“LPT”) reinsurance agreements whereby net insurance exposures and reserves were transferred to an affiliate:

(Dollars in millions)
Effective Date	Transferring Company	Assuming Company	% of Business or Amount of Transfer	Covered Period of Transfer
12/31/2017	Everest Re	Bermuda Re	$970	All years
On December 31, 2017, the Company entered into a LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of September 30, 2024 and December 31, 2023, the Company has a reinsurance recoverable of $493 million and $807 million, respectively, recorded on its balance sheet due from Bermuda Re.
The following tables summarize the significant premiums and losses ceded and assumed by the Company in transactions with affiliated entities for the periods indicated:

Bermuda Re	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Ceded written premiums	$118	$107	$350	$321
Ceded earned premiums	118	107	350	321
Ceded losses and LAE	(3)	(40)	(3)	(49)

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Ceded written premiums	$106	$76	$242	$158
Ceded earned premiums	67	65	214	147
Ceded losses and LAE	45	17	75	49

14.INCOME TAXES
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
15.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. In October 2024, Hurricane Milton impacted Florida. Group is estimating pre-tax net catastrophe losses to be in the range of $300 to $400 million for the fourth quarter, net of any estimated recoveries or reinstatement premiums. Additionally, in October 2024, the Company completed the sale of certain assets of EverSports & Entertainment Insurance, Inc. to Ryan Specialty. No other material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2024. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part 1 - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023		2024	2023
Gross written premiums	$2,829	$2,869	(1.4)%	$8,711	$8,280	5.2%
Net written premiums	2,249	2,350	(4.3)%	6,996	6,809	2.7%

REVENUES:
Premiums earned	$2,340	$2,139	9.4%	$6,779	$6,339	7.0%
Net investment income	316	278	13.5%	976	711	37.2%
Net gains (losses) on investments	39	(59)	NM	1	(59)	NM
Other income (expense)	(13)	2	NM	12	(12)	NM
Total revenues	2,681	2,361	13.6%	7,768	6,979	11.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,636	1,471	11.2%	4,417	4,190	5.4%
Commission, brokerage, taxes and fees	498	454	9.8%	1,433	1,323	8.4%
Other underwriting expenses	157	149	5.2%	449	424	5.9%
Corporate expenses	6	8	(22.1)%	17	18	(6.6)%
Interest, fees and bond issue cost amortization expense	38	34	11.7%	112	99	13.8%
Total claims and expenses	2,334	2,115	10.4%	6,428	6,053	6.2%

INCOME (LOSS) BEFORE TAXES	347	246	40.8%	1,340	926	44.8%
Income tax expense (benefit)	67	25	NM	266	154	72.0%
NET INCOME (LOSS)	$279	$222	26.0%	$1,075	$771	39.4%

RATIOS:			Point Change			Point Change
Loss ratio	69.9%	68.8%	1.2	65.1%	66.1%	(1.0)
Commission and brokerage ratio	21.3%	21.2%	0.1	21.1%	20.9%	0.3
Other underwriting expense ratio	6.7%	7.0%	(0.3)	6.6%	6.7%	(0.1)
Combined ratio	97.9%	96.9%	1.0	92.9%	93.7%	(0.7)

	At September 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023
Balance sheet data:
Total investments and cash	$26,165	$23,439	11.6%
Total assets	34,816	31,638	10.0%
Reserve for losses and loss adjustment expenses	16,867	15,796	6.8%
Total debt	3,387	3,385	—%
Total liabilities	26,263	24,451	7.4%
Stockholder's equity	8,553	7,187	19.0%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums. Gross written premiums decreased by 1.4% to $2.8 billion for the three months ended September 30, 2024, compared to $2.9 billion for the three months ended September 30, 2023, reflecting a $93 million, or 10.3%, decrease in our insurance business, partially offset by a $54 million, or 2.7%, increase in our reinsurance business. The increase in reinsurance premiums was primarily due to increases in the property pro rata and property catastrophe excess of loss lines of business. The decrease in insurance premiums was primarily due to portfolio actions taken within accident and health, workers compensation and specialty casualty lines of business, partially offset by an increase in property/short tail business and specialty business. Gross written premiums increased by 5.2% to $8.7 billion for the nine months ended September 30, 2024, compared to $8.3 billion for the nine months ended September 30, 2023, reflecting a $607 million, or 11.3%, increase in our reinsurance business, partially offset by a $176 million, or 6.0%, decrease in our insurance business. The increase in reinsurance premiums was primarily driven by increases in the property and casualty pro rata lines of business and property catastrophe excess of loss lines of business. The decrease in insurance premiums reflects the impact of portfolio actions taken primarily within the accident and health and workers compensation lines of business, partially offset by increases in the property/short tail and specialty lines of business.
Net written premiums decreased by 4.3% to $2.2 billion for the three months ended September 30, 2024, compared to $2.4 billion for the three months ended September 30, 2023, primarily driven by an increase in premiums ceded to Mt. Logan Re, Ltd. (“Mt. Logan Re”) cells within the Reinsurance segment for property catastrophe excess of loss line of business, and an increase in premium cession in the Insurance segment driven by business mix and lower retention in certain lines of business. Net written premiums increased by 2.7% to $7.0 billion for the nine months ended September 30, 2024, compared to $6.8 billion for the nine months ended September 30, 2023. The current year over prior year increase remained relatively consistent with the percentage increase in gross written premiums.
Premiums earned increased by 9.4% to $2.3 billion for the three months ended September 30, 2024, compared to $2.1 billion for the three months ended September 30, 2023. Premiums earned increased by 7.0% to $6.8 billion for the nine months ended September 30, 2024, compared to $6.3 billion for the nine months ended September 30, 2023. Premiums earned generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $13 million and other income of $2 million for the three months ended September 30, 2024 and 2023, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates. We recorded other income of $12 million and other expense of $12 million for the nine months ended September 30, 2024 and 2023, respectively. We recognized foreign currency exchange income of $4 million and foreign currency exchange expense of $19 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the other income incurred for the nine months ended September 30, 2024 includes a $9 million pension plan curtailment gain recognized in the second quarter of 2024.
Net Investment Income. Refer to the “Consolidated Investments Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investments Results” section below.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and loss LAE for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,401	59.9%		$—	—%		$1,401	59.9%
Catastrophes	246	10.5%		(11)	(0.5)%		235	10.0%
Total	$1,647	70.4%		$(11)	(0.5)%		$1,636	69.9%

2023
Attritional	$1,313	61.4%		$38	1.8%		$1,350	63.1%
Catastrophes	127	5.9%		(7)	(0.3)%		120	5.6%
Total	$1,440	67.3%		$31	1.5%		$1,471	68.8%

Variance 2024/2023
Attritional	$89	(1.5)	pts	$(38)	(1.8)	pts	$51	(3.3)	pts
Catastrophes	119	4.6	pts	(5)	(0.2)	pts	114	4.4	pts
Total	$207	3.1	pts	$(42)	(1.9)	pts	$165	1.2	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$4,093	59.9%		$6	0.1%		$4,099	60.0%
Catastrophes	355	5.7%		(37)	(0.5)%		318	5.2%
Total	$4,448	65.6%		$(32)	(0.5)%		$4,417	65.1%

2023
Attritional	$3,911	61.7%		$37	0.6%		$3,948	62.3%
Catastrophes	249	3.9%		(7)	(0.1)%		242	3.8%
Total	$4,159	65.6%		$31	0.5%		$4,190	66.1%

Variance 2024/2023
Attritional	$182	(1.8)	pts	$(32)	(0.5)	pts	$150	(2.3)	pts
Catastrophes	107	1.8	pts	(30)	(0.4)	pts	76	1.3	pts
Total	$289	—	pts	$(62)	(0.9)	pts	$227	(1.0)	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 11.2% to $1.6 billion for the three months ended September 30, 2024, compared to $1.5 billion for the three months ended September 30, 2023, primarily due to an increase of $119 million in current year catastrophe losses and an increase of $89 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures, due to increased premiums earned. The current year catastrophe losses of $246 million for the three months ended September 30, 2024 related primarily to Hurricane Helene ($73 million), Hurricane Beryl ($66 million), Hurricane Debby ($60 million) and the 2024 third quarter Calgary Alberta storms ($35 million). The current year catastrophe losses of $127 million for the three months ended September 30, 2023 related primarily to the 2023 Morocco earthquake ($40 million), Hurricane Idalia ($40 million), the 2023 Hawaii wildfire ($28 million) and the 2023 third quarter U.S. storms ($20 million). Prior year incurred favorable development of $11 million for the three months ended September 30, 2024 was primarily driven by a reduction in prior year catastrophe reserves.
Incurred losses and LAE increased by 5.4% to $4.4 billion for the nine months ended September 30, 2024, compared to $4.2 billion for the nine months ended September 30, 2023, primarily due to an increase of $182 million in current year attritional losses and an increase of $107 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures, due to increased premiums earned. The current year catastrophe losses of $355 million for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($73 million), Hurricane Beryl ($66 million), Hurricane Debby ($60 million), the 2024 Brazil Floods ($35 million), the third quarter 2024, Calgary Alberta storms ($35 million), the 2024 Taiwan earthquake ($23 million), the 2024 Baltimore bridge collapse ($23 million) and the 2024 Dubai floods ($20 million). The current year catastrophe losses of $249 million for the nine months ended September 30, 2023 related primarily to the 2023 Turkey earthquakes ($84 million), the 2023 New Zealand storms ($42 million), the 2023 Morocco earthquake ($40 million), Hurricane Idalia ($40 million), the 2023 Hawaii wildfire ($28 million), the 2023 third quarter U.S. storms ($20 million), Typhoon Mawar ($11 million) and the 2023 second quarter U.S. storms ($4 million), partially offset by $20 million of reinsurance recoverables related to Hurricane Ian. Prior year incurred favorable development of $32 million for the nine months ended September 30, 2024 was primarily driven by a reduction in prior year catastrophe reserves.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $498 million for the three months ended September 30, 2024, compared to $454 million for the three months ended September 30, 2023. Commission, brokerage, taxes and fees increased to $1.4 billion for the nine months ended September 30, 2024, compared to $1.3 billion for the nine months ended September 30, 2023. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business. Refer to the “Ratios” section for commission and brokerage ratio analysis discussion.
Other Underwriting Expenses. Other underwriting expenses increased to $157 million for the three months ended September 30, 2024, compared to $149 million for the three months ended September 30, 2023. Other underwriting expenses increased to $449 million for the nine months ended September 30, 2024, compared to $424 million for the nine months ended September 30, 2023. The increases in other underwriting expenses remained relatively consistent with the growth in premiums earned. Refer to the “Ratios” section for other underwriting expense ratio analysis discussion.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, have decreased to $6 million from $8 million for the three months ended September 30, 2024 and 2023, respectively, and decreased slightly to $17 million from $18 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in Corporate expenses for the three-and nine-months periods in September 30, 2024 are primarily due to a greater percentage of general expenses being allocated to operating segments, partially offset by increases in information management related costs and staff-related compensation expenses.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $38 million and $34 million for the three months ended September 30, 2024 and 2023, respectively. Interest, fees and other bond amortization expense was $112 million and $99 million for the nine months ended September 30, 2024 and 2023, respectively. The increases were mainly due to higher interest costs on the Federal Home Loan Bank of New York (“FHLBNY”) borrowing as a result of the rising interest rate environment. Interest expense was also impacted by the movements in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 7.76% as of September 30, 2024, compared to 8.01% as of September 30, 2023.
Income Tax Expense (Benefit). We had income tax expense of $67 million and $25 million for the three months ended June 30, 2024 and 2023, respectively. We had income tax expense of $266 million and $154 million for the nine months ended September 30, 2024 and 2023, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which is the corporate alternative minimum tax, and do not expect the legislation to have a material impact on our results of operations.
Net Income (Loss).
Our net income was $279 million and $222 million for the three months ended September 30, 2024 and 2023, respectively. Our net income was $1.1 billion and $771 million for the nine months ended September 30, 2024 and 2023, respectively. The changes were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio increased by 1.0 points to 97.9% for the three months ended September 30, 2024, compared to 96.9% for the three months ended September 30, 2023 and decreased by 0.7 points to 92.9% for the nine months ended September 30, 2024, compared to 93.7% for the nine months ended September 30, 2023. Refer to the analysis of combined ratio components below.
The loss ratio component increased by 1.2 points to 69.9% for the three months ended September 30, 2024, compared to 68.8% for the three months ended September 30, 2023, mainly due to an increase of $119 million in current year catastrophe losses. The loss ratio component decreased by 1.0 points to 65.1% for the nine months ended September 30, 2024, compared to 66.1% for the nine months ended September 30, 2023, mainly due to favorable development on prior year attritional losses compared to unfavorable development in 2023.
The commission and brokerage ratio components increased to 21.3% for the three months ended September 30, 2024, compared to 21.2% for the three months ended September 30, 2023, and increased to 21.1% for the nine months ended September 30, 2024, compared to 20.9% for the nine months ended September 30, 2023. These changes were mainly due to changes in the mix of business.
The other underwriting expense ratios decreased to 6.7% from 7.0% for the three months ended September 30, 2024 and 2023, respectively, and decreased to 6.6% from 6.7% for the nine months ended September 30, 2024 and 2023, respectively. The decreases for the three-and nine-months months comparative periods were mainly due to a higher earned premium base.
Stockholder’s Equity.
Stockholder’s equity increased by $1.4 billion to $8.6 billion at September 30, 2024 from $7.2 billion at December 31, 2023, principally as a result of $1.1 billion of net income and $24 million of benefit plan net gain, $252 million increase in net unrealized appreciation on fixed income available for sale securities, net of tax, and $14 million of net foreign currency translation gains. The movement in the unrealized appreciation on investments was driven by the change in interest rates on the Company’s fixed maturity - available for sale portfolio.
Consolidated Investment Results
Net Investment Income.
Net investment income increased to $316 million for the three months ended September 30, 2024, compared to $278 million for the three months ended September 30, 2023. The increase for the three months ended September 30, 2024 was primarily the result of an increase of $44 million in income from fixed maturity securities, a decrease of $35 million from limited partnership income, an increase of $21 million in income from other alternative investments and an increase of $5 million from short term investments, mainly due to the rising interest rate environment. Net investment income increased by 37.2% to $976 million for the nine months ended September 30, 2024, compared to $711 million for the nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024 was primarily the result of an increase of $170 million in income from fixed maturity securities, an increase of $34 million from limited partnership income, an increase of $43 million in income from other alternative investments and an increase of $21 million from short-term investments. The changes in limited partnership income primarily reflect changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile future increases or decreases in the asset value.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Fixed maturities	$257	$214	$757	$587
Equity securities	1	1	3	3
Short-term investments and cash	28	24	72	51
Other invested assets
Limited partnerships	(4)	31	64	30
Dividends from preferred shares of affiliate	8	8	23	23
Other	36	15	85	42
Gross investment income before adjustments	326	291	1,005	736
Funds held interest income (expense)	1	1	6	3
Interest income from Group	—	—	—	7
Gross investment income	327	292	1,011	745
Investment expenses	11	14	35	35
Net investment income	$316	$278	$976	$711
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Annualized pre-tax yield on average cash and invested assets	4.9%	4.9%	5.2%	4.4%
Annualized after-tax yield on average cash and invested assets	4.0%	4.0%	4.2%	3.5%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Variance	2024	2023	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$2	$1	$1	$15	$4	10
Losses	(4)	(13)	9	(37)	(25)	(12)
Total	(2)	(12)	10	(23)	(21)	(2)

Equity securities
Gains	—	2	(2)	2	8	(7)
Losses	—	—	—	—	—	—
Total	—	1	(1)	1	8	(7)

Other Invested Assets
Gains	1	—	1	—	—	—
Losses	—	—	—	—	—	—
Total	1	—	1	—	—	—

Short-Term Investments
Gains	—	—	—	—	1	—
Losses	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	2	2	—	17	13	3
Losses	(4)	(13)	9	(38)	(26)	(12)
Total	(2)	(11)	9	(21)	(12)	(9)

Allowance for credit losses	(9)	(1)	(7)	(3)	(12)	8

Gains (losses) from fair value adjustments
Equity securities	1	(13)	14	(2)	(2)	—
Other invested assets	47	(34)	81	28	(32)	60
Total	49	(47)	95	26	(34)	60

Total net gains (losses) on investments	$39	$(59)	$98	$1	$(59)	$60
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended September 30, 2024 primarily consist of net gains from fair value adjustments of $49 million, partially offset by an increase to the allowance for credit losses to $9 million and $2 million of net realized losses from disposition of investments.
Total net gains (losses) on investments during the nine months ended September 30, 2024 primarily related to net gains from fair value adjustments of $26 million, offset by and $21 million of net realized losses from disposition of investments and a decrease to $3 million for the allowance for credit losses.
Segment Results.
The Company operates through two operating segments: Reinsurance and Insurance. The Reinsurance segment writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States as well as through branches in Canada and Singapore. The Insurance segment writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
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
The following discusses the underwriting results for each of our segments for the periods indicated.

Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Gross written premiums	$2,018	$1,964	54	2.7%	$5,970	$5,363	$607	11.3%
Net written premiums	1,677	1,684	(7)	(0.4)%	5,061	4,603	458	10.0%

Premiums earned	$1,666	$1,418	$249	17.6%	$4,738	$4,167	$571	13.7%
Incurred losses and LAE	1,165	998	167	16.7%	3,034	2,771	264	9.5%
Commission and brokerage	428	373	55	14.7%	1,220	1,089	132	12.1%
Other underwriting expenses	56	46	11	23.6%	148	120	28	23.6%
Underwriting gain (loss)	$17	$—	$16	NM	$335	$188	$147	78.4%

				Point Chg				Point Chg
Loss ratio	69.9%	70.4%		(0.5)	64.0%	66.5%		(2.5)
Commission and brokerage ratio	25.7%	26.3%		(0.6)	25.8%	26.1%		(0.3)
Other underwriting expense ratio	3.4%	3.2%		0.2	3.1%	2.9%		0.2
Combined ratio	99.0%	100.0%		(1.0)	92.9%	95.5%		(2.6)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums increased by 2.7% to $2.0 billion for the three months ended September 30, 2024 from $2.0 billion for the three months ended September 30, 2023, primarily driven by property pro rata and property catastrophe excess of loss lines of business. Gross written premiums increased by 11.3% to $6.0 billion for the nine months ended September 30, 2024 from $5.4 billion for the nine months ended September 30, 2023, primarily driven by property and casualty pro rata lines of business and property catastrophe excess of loss lines of business.
Net written premiums of $1.7 billion for the three months ended September 30, 2024 remained consistent with the $1.7 billion for the three months ended September 30, 2023, with the minimal decrease due to increased cessions to Mt. Logan Re cells emanating from the property catastrophe line of business. Net written premiums increased by 10.0% to $5.1 billion for the nine months ended September 30, 2024, compared to $4.6 billion for the nine months ended September 30, 2023. The increase was consistent with the percentage increase in gross written premiums.
Premiums earned increased by 17.6% to $1.7 billion for the three months ended September 30, 2024, compared to $1.4 billion for the three months ended September 30, 2023. Premiums earned increased by 13.7% to $4.7 billion for the nine months ended September 30, 2024, compared to $4.2 billion for the nine months ended September 30, 2023. Premiums earned generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$955	57.3%		$—	—%		955	57.3%
Catastrophes	222	13.3%		(11)	(0.7)%		210	12.6%
Total Segment	$1,177	70.6%		$(11)	-0.7%		$1,165	69.9%

2023
Attritional	$850	59.9%		$38	0.0%		887	60.0%
Catastrophes	117	8.3%		(6)	—%		111	8.3%
Total Segment	$967	68.2%		$32	0.0%		$998	68.2%

Variance 2024/2023
Attritional	$105	(2.6)	pts	$(38)	—	pts	$67	(2.7)	pts
Catastrophes	105	5.0	pts	(5)	(0.7)	pts	100	4.3	pts
Total Segment	$210	2.4	pts	$(43)	(0.7)	pts	$167	1.7	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$2,746	58.0%		$6	0.1%		2,752	58.1%
Catastrophes	319	6.7%		(37)	(0.8)%		282	5.9%
Total Segment	$3,065	64.7%		$(31)	(0.7)%		$3,034	64.0%

2023
Attritional	$2,499	60.0%		$40	0.9%		2,539	60.9%
Catastrophes	237	5.7%		(6)	-0.1%		232	5.6%
Total Segment	$2,736	65.7%		$34	0.8%		$2,771	66.5%

Variance 2024/2023
Attritional	$247	(2.0)	pts	$(34)	(0.8)	pts	$213	(2.8)	pts
Catastrophes	$82	1.0	pts	(31)	(0.7)	pts	51	0.3	pts
Total Segment	$329	(1.0)	pts	$(65)	(1.5)	pts	$264	(2.5)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 16.7% to $1.2 billion for the three months ended September 30, 2024, compared to $998 million for the three months ended September 30, 2023. The increase was primarily due to an increase of $105 million in current year attritional losses and an increase of $105 million in current year catastrophe losses, partially offset by an increase in favorable prior year loss development of $43 million. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures, due to the impact of the increase in premiums earned. The current year catastrophe losses of $222 million for the three months ended September 30, 2024 related primarily to Hurricane Debby ($60 million), Hurricane Helene ($57 million), Hurricane Beryl ($56 million) and the 2024 third quarter Calgary Alberta storms ($35 million). The $117 million of current year catastrophe losses for the three months ended September 30, 2023 related primarily to the 2023 Morocco earthquake ($40 million), Hurricane Idalia ($40 million), the 2023 Hawaii wildfire ($23 million), and the 2023 third quarter U.S. storms ($15 million).
Incurred losses increased by 9.5% to $3.0 billion for the nine months ended September 30, 2024, compared to $2.8 billion for the nine months ended September 30, 2023. The increase was primarily due to an increase of $247 million in current year attritional losses and an increase of $82 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures, due to the increase in premiums earned. The current year catastrophe losses of $319 million for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($57 million), Hurricane Beryl ($56 million), Hurricane Debby ($59 million), the 2024 Brazil Floods ($35 million), the 2024 third quarter Calgary Alberta storms ($35 million), the 2024 Dubai floods ($20 million), the 2024 Taiwan earthquake ($23 million) and the 2024 Baltimore bridge collapse ($23 million). The $237 million of current year catastrophe losses for the nine months ended September 30, 2023 related primarily to the 2023 Turkey earthquakes ($84 million), the 2023 New Zealand storms ($41 million), the 2023 Morocco earthquake ($40 million), Hurricane Idalia ($40 million), the 2023 Hawaii wildfire ($23 million), the 2023 third quarter U.S. storms ($15 million), Typhoon Mawar ($11 million) and the 2023 second quarter U.S. storms ($4 million), partially offset by $20 million of reinsurance recoverables related to Hurricane Ian. Prior year incurred favorable development of $31 million for the nine months ended September 30, 2024 was primarily driven by a reduction in prior year catastrophe reserves.
Segment Expenses. Commission and brokerage expense increased by 14.7% to $428 million for the three months ended September 30, 2024, compared to $373 million for the three months ended September 30, 2023. Commission and brokerage expense increased by 12.1% to $1.2 billion for the nine months ended September 30, 2024, compared to $1.1 billion for the nine months ended September 30, 2023. The increases were mainly due to changes in the mix of business.
Segment other underwriting expenses increased to $56 million for the three months ended September 30, 2024 from $46 million for the three months ended September 30, 2023. Segment other underwriting expenses increased to $148 million for the nine months ended September 30, 2024 from $120 million for the nine months ended September 30, 2023. The increases were mainly due to expenditures supporting the increased premium volume of the segment.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Gross written premiums	$811	$904	$(93)	(10.3)%	$2,741	$2,917	$(176)	(6.0)%
Net written premiums	572	666	(94)	(14.1)%	1,935	2,206	(271)	(12.3)%

Premiums earned	$673	$722	$(48)	(6.7)%	$2,042	$2,172	$(130)	(6.0)%
Incurred losses and LAE	470	472	(2)	(0.4)%	1,383	1,419	(37)	(2.6)%
Commission and brokerage	70	80	(10)	(12.6)%	213	234	(21)	(8.9)%
Other underwriting expenses	100	103	(3)	(2.9)%	301	304	(3)	(1.1)%
Underwriting gain (loss)	$32	$65	$(33)	(50.5)%	$146	$214	$(69)	(32.1)%

				Point Chg				Point Chg
Loss ratio	69.9%	65.5%		4.4	67.7%	65.4%		2.3
Commission and brokerage ratio	10.4%	11.1%		(0.7)	10.4%	10.8%		(0.4)
Other underwriting expense ratio	14.9%	14.3%		0.6	14.7%	14.0%		0.7
Combined ratio	95.2%	90.9%		4.3	92.8%	90.2%		2.6
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 10.3% to $811 million for the three months ended September 30, 2024, compared to $904 million for the three months ended September 30, 2023. The decrease in insurance premiums was primarily due to portfolio actions taken within the accident and health, workers compensation and specialty casualty lines of business, partially offset by an increase in property/short tail business and specialty business. Gross written premiums decreased by 6.0% to $2.7 billion for the nine months ended September 30, 2024, compared to $2.9 billion for the nine months ended September 30, 2023. The decrease in insurance premiums reflects the impact of portfolio actions taken primarily within the accident and health and workers compensation lines of business, partially offset by the property/short tail and specialty lines of business.
Net written premiums decreased by 14.1% to $572 million for the three months ended September 30, 2024, compared to $666 million for the three months ended September 30, 2023. Net written premiums decreased by 12.3% to $1.9 billion for the nine months ended September 30, 2024, compared to $2.2 billion for the nine months ended September 30, 2023. The decreases were mainly due to an increase in premium cession, driven by business mix and lower retention in certain lines of business.

Premiums earned decreased 6.7% to $673 million for the three months ended September 30, 2024, compared to $722 million for the three months ended September 30, 2023. Premiums earned decreased by 6.0% to $2.0 billion for the nine months ended September 30, 2024, compared to $2.2 billion for the nine months ended September 30, 2023. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$446	66.3%		$—	—%		446	66.3%
Catastrophes	24	3.6%		—	—%		24	3.6%
Total Segment	$470	69.9%		$—	—%		$470	69.9%

2023
Attritional	$463	64.2%		$—	—%		463	64.2%
Catastrophes	10	1.4%		—	(0.1)%		9	1.3%
Total Segment	$473	65.5%		$—	(0.1)%		$472	65.4%

Variance 2024/2023
Attritional	$(17)	2.1	pts	$—	—	pts	$(17)	2.1	pts
Catastrophes	14	2.2	pts	—	0.1	pts	15	2.3	pts
Total Segment	$(2)	4.3	pts	$—	0.1	pts	$(2)	4.4	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,347	66.0%		$—	66.0%		1,347	132.0%
Catastrophes	36	1.8%		(1)	1.8%		36	3.6%
Total Segment	$1,383	67.8%		$(1)	67.7%		$1,383	135.5%

2023
Attritional	$1,412	65.0%		$(2)	(0.1)%		1,409	64.9%
Catastrophes	11	0.5%		(1)	0.5%		10	1.0%
Total Segment	$1,423	65.5%		$(4)	0.4%		$1,419	65.9%

Variance 2024/2023
Attritional	$(65)	1.0	pts	$2	66.1	pts	(62)	67.1	pts
Catastrophes	25	1.3	pts	1	1.3	pts	26	2.6	pts
Total Segment	$(40)	2.3	pts	$3	67.3	pts	$(37)	69.6	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 0.4% to $470 million for the three months ended September 30, 2024, compared to $472 million for the three months ended September 30, 2023. The decrease was mainly due to a decrease of $17 million in current year attritional losses, partially offset by an increase of $14 million in current year catastrophe losses. The $24 million of current year catastrophe losses for the three months ended September 30, 2024, related primarily to Hurricane Helene ($16 million) and Hurricane Beryl ($10 million). The $10 million of current year catastrophe losses for the three months ended September 30, 2023 related to the 2023 Hawaii wildfire ($5 million) and the 2023 third quarter U.S. storms ($5 million).
Incurred losses and LAE decreased by 2.6% to $1,383 million for the nine months ended September 30, 2024, compared to $1,419 million for the nine months ended September 30, 2023, mainly due to a decrease of $65 million in current year attritional losses, partially offset by an increase of $25 million in current year catastrophe losses. The $36 million of current year catastrophe losses for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($16 million), Hurricane Beryl ($10 million) and the 2024 second quarter U.S. convective storms ($10 million). The $11 million of current year catastrophe losses for the nine months ended September 30, 2023 related to the 2023 Hawaii wildfire ($5 million), the 2023 third quarter U.S. storms ($5 million) and the 2023 New Zealand storms ($1 million).
Segment Expenses. Commission and brokerage expenses decreased by 12.6% to $70 million for the three months ended September 30, 2024, compared to $80 million for the three months ended September 30, 2023. Commission and brokerage expenses decreased by 8.9% to $213 million for the nine months ended September 30, 2024, compared to $234 million for the nine months ended September 30, 2023. The decreases were mainly due to changes in the mix of business.
Segment other underwriting expenses decreased slightly, to $100 million for the three months ended September 30, 2024, compared to $103 million for the three months ended September 30, 2023. Segment other underwriting expenses decreased to $301 million for the nine months ended September 30, 2024, compared to $304 million for the nine months ended September 30, 2023. These decreases are consistent with the decreases in written premiums.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at September 30, 2024 and December 31, 2023 was $8.6 billion and $7.2 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our main operating company, Everest Reinsurance Company (“Everest Re”), is regulated by the State of Delaware’s Department of Insurance. The regulatory body has its own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions.
The regulatory targeted capital and the actual statutory capital for Everest Re was as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2023	2022
Regulatory targeted capital	$4,242	$3,353
Actual capital	$6,963	$5,553
(1) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
Our financial strength ratings, as determined by A.M. Best, Standard & Poor’s and Moody’s, are important, as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt markets as a result of our financial strength, as evidenced by the financial strength ratings assigned by independent rating agencies.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $2.0 billion and $1.8 billion for the nine months ended September 30, 2024 and 2023, respectively.

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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2024 and December 31, 2023, we held cash and short-term investments of $2.6 billion and $1.8 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2024, we had $429 million of fixed maturity securities - available for sale maturing within one year or less, $3.1 billion maturing within one to five years and $4.8 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At September 30, 2024, we had $12 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $364 million of pre-tax unrealized depreciation and $352 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2024, Everest Re had statutory admitted assets of approximately $29.2 billion which provides borrowing capacity of up to approximately $2.9 billion. As of September 30, 2024, Everest Re had $819 million of borrowings outstanding, which begin to expire in 2024. See Note 9 – Federal Home Loan Bank Membership to the Notes to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $26.2 billion investment portfolio at September 30, 2024 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $4.3 billion of mortgage-backed securities in the $18.6 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.1 billion of short-term investments) for the period indicated based on upward and downward parallel shifts of 100 and 200 basis points in interest rates. The market value change under the various interest rate changes scenarios was estimated by taking duration into account, with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points At September 30, 2024
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$21,937	$21,283	$20,628	$19,974	$19,319
Fair Value Change from Base (%)	6.3%	3.2%	—%	(3.2)%	(6.3)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,034	$517	$—	$(517)	$(1,034)
We had $16.9 billion and $15.8 billion of gross reserves for losses and LAE as of September 30, 2024 and December 31, 2023, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 30, 2024.

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

Dated: November 12, 2024