Form 10-K
period 2024-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2025-03-18
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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
The aggregate market value as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.
At March 18, 2025, the number of shares outstanding of the registrant’s common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Group, Ltd.
The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I of Form 10-K.

EVEREST REINSURANCE HOLDINGS, INC.

FORM 10-K

Safe Harbor Disclosure
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements include, but are not limited to:

•the effects of catastrophic events on our financial results;
•losses from catastrophe exposure that exceed our projections;
•insufficient reserves for losses and loss adjustment expenses (“LAE”) due to the impact of social inflation;
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
The above list is not exhaustive. Please refer to the factors described under the caption ITEM 1A, “Risk Factors” and those risks and uncertainties discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At December 31, 2024, we had stockholder’s equity of $7.3 billion and total assets of $36.2 billion.
Our Operations.
The Company’s principal business, conducted through its Reinsurance and Insurance reportable segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. In 2024, the Company had gross written premiums of $11.6 billion with approximately 69% representing Reinsurance and 29% representing Insurance with the remaining 2% of gross written premiums coming from our new “Other” operating segment. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, including for surplus lines, and general agent relationships. Holdings’ active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.
Following is a summary of the Company’s principal operating subsidiaries:
•Everest Reinsurance Company, a Delaware reinsurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all 50 states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Reinsurance Company underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets, through its U.S. offices as well as through its branches in Canada and Singapore. Everest Reinsurance Company has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms. As of December 31, 2024, Everest Re had statutory surplus of $8.1 billion.
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
•Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Reinsurance Company, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write business on a non-admitted basis in all 50 U.S. states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Reinsurance Company.
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
•Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Holdings is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer. Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code (the “IRC”) to be a U.S. income tax paying “Controlled Foreign Corporation.” By making this election, Everest Assurance is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S. In addition, Everest Assurance is considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia.
Human Capital Management.
Our colleagues worldwide are essential to our success, and we strive to attract and retain the highest caliber of talent to meet our business needs as well as the needs of our clients and customers. It is our goal to build skilled, talented, collaborative, inclusive teams and foster a sense of purpose and company culture rooted in a broad range of thought and experiences. As of February 1, 2025, the Company employed 2,089 persons. Management believes that colleague engagement is strong. None of the Company’s U.S.-based employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to enter into such agreements.
Talent Attraction, Development and Retention.
Everest is proud to be home to top industry talent, and we make ongoing, strategic investments in our people. Our ability to attract, develop and retain a high caliber of professionals is critical to our continued growth and ability to execute on our strategic priorities.
Investing in the ongoing development of our colleagues is fundamental to our success and sustained competitive advantage as a global leader in risk management. We empower our colleagues to take ownership of their professional growth through a comprehensive suite of resources, including industry-leading training programs, technical upskilling, opportunities, mentorship initiatives and robust management and leadership development offerings. Our commitment to continuous learning and development spans all levels, and we are continually expanding our program offerings to meet evolving needs. This includes a newly implemented enterprise-wide program focused on cultivating next-generation skills, and an expansion of our early career program to develop future Underwriters, Actuaries and IT professionals through rotational placements. Further, Everest maintains a proactive approach to succession planning, prioritizing internal talent development and advancement opportunities.
Proactive recruitment of skilled and experienced teams is an important aspect of succession planning at both our Board of Directors (the “Board”) level and throughout the organization. Everest seeks to attract, retain and develop exceptional talent, fostering an inclusive workplace that embraces unique skill sets, experiences and perspectives.
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
Culture.
Everest’s Colleague Value Proposition, Opportunity through Unity, includes the building blocks of the Company’s culture: our mission, purpose and values, as well as a set of Colleague Behaviors that speak to how we operate as One Everest, regardless of location, level or function.
•Our Values are the guiding principles that inform our decisions, actions and behaviors. They are an expression of our culture and an integral part of how we work.
•Our Colleague Behaviors define how we operate and interact with each other no matter our location, level or function: Respect Everyone. Pursue Better. Lead by Example. Own our Outcomes. Win Together.
•The Company has embedded these behaviors within colleague programs and practices globally. We are taking a systematic approach to integrating them into everything we do, from our talent acquisition and onboarding programs to our performance and compensation plans, recognition initiatives and general employment policies.
People are Everest’s greatest asset, and the quality of our teams has been enhanced through the wide range of backgrounds, perspectives and interests our colleagues bring to our community. At Everest, our commitment to equal opportunity in our dealings and cultural inclusivity reflects a core principle that we promote not only within our workplace but also in the global communities where we operate. Our Board is committed to selecting director and executive management candidates who possess unique skill sets, experiences and perspectives that enhance our governance, strategy, corporate responsibility, culture and risk management.
Everest has a global inclusion, culture and engagement strategic framework and focus areas that align with our corporate values and initiatives. In 2024, we had four pillars providing the foundation for our strategic framework as described below.
1.Alignment & Accountability: Our integrated global efforts align with our corporate strategy, cultural values and colleague behaviors.
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
As part of our global inclusion, culture and engagement efforts, our mission is to help foster an environment that attracts, retains and develops the best talent; prioritizes people, their life experiences and perspectives; and serves as a conduit to senior management to promote measurable company-wide engagement.
We look to seize opportunities to celebrate our culture and lift one another up. Our global Colleague Resource Groups (“CRGs”), as part of our engagement efforts, connect regularly through networking events, professional development opportunities and sharing cultural traditions, driving greater awareness and collaboration across offices worldwide. Participation in our CRGs is open to everyone, regardless of background, to enhance career and personal development, exchange ideas and share cultural experiences and backgrounds to contribute to Everest’s vision and values. As of December 31, 2024, the Company sponsors nine CRGs. We also have two Business Resource Groups (“BRGs”) which are colleague-centered and are sponsored as part of our global business objectives. Our CRGs and BRGs support our efforts in the areas of volunteerism, sustainability and innovation.

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
The Company’s Insurance segment mainly writes commercial property and casualty business on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators.
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
The Company’s business strategy is to sustain its leadership position within targeted reinsurance and insurance markets and provide effective management throughout the property and casualty underwriting cycle, thereby achieving an attractive return for its shareholders. The Company’s underwriting strategies seek to capitalize on what we believe are our financial strength and capacity, global franchise, stable and experienced management team, diversified product and distribution offerings, underwriting expertise and disciplined approach, efficient and low-cost operating structure and effective enterprise risk management practices.
The Company’s underwriting strategies emphasize disciplined underwriting, prioritizing underwriting profitability over premium volume and flexibility to adjust and respond to changing market conditions. Key elements of these strategies, as applicable to the Reinsurance segment, include careful risk selection, appropriate pricing through strict underwriting discipline and adjustments to the Company’s business mix as market conditions change. We focus on (re)insuring companies that effectively manage their own underwriting cycle through proper analysis and appropriate pricing of underlying risks and whose underwriting guidelines and performance are compatible with their and the Company’s objectives. Key elements of the Company’s underwriting strategies, as applicable to the Insurance segment, include careful expansion on what we believe to be the Company’s existing strengths in the primary insurance market, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, and facilitating adjustments to its mix of business by geographic region, line of business and type of coverage. These strategies allow Everest to fully participate in market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance and reinsurance operations allow the Company to execute its strategies by providing access to the global business markets. The Company carefully monitors its mix of business across all operations to seek to avoid unacceptable geographic or other risk concentrations.
Segments Overview.
The Company conducts business through two reportable segments, Reinsurance and Insurance, which are managed as autonomous units, and key strategic decisions are based on the aggregate operating results and projections for the two business segments.
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of polices written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the Segment results presentation, we have separately presented the Company’s affiliated reinsurance arrangements with its affiliated Bermuda entities. See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of reinsurance transactions with its affiliated Bermuda entities that are included in this segment presentation. During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the reportable segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed due to changes in management implemented during the fourth quarter of 2023. These segment presentation changes have been reflected retrospectively. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
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
The two reportable segments are managed independently but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of the two reportable segments based upon their underwriting results.
Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data - Note 6 of Notes to the Consolidated Financial Statements” and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.
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
There are two types of reinsurance arrangements: treaty and facultative. Treaty reinsurance obligates the ceding company to cede and the reinsurer to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties; instead, the reinsurer evaluates portfolio level exposure based on information provided by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.
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
In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (such as commissions, premium taxes, assessments and miscellaneous administrative expenses, and may contain profit sharing provisions, whereby the ceding commission is adjusted based on loss experience). Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. There is usually no ceding commission on treaty excess of loss reinsurance.
Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity. All the Company’s reinsurance and retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance in accordance with GAAP guidance.
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
For the year ended December 31, 2024, the Company’s Reinsurance segment wrote $8.0 billion of gross written premiums. Our Reinsurance segment is comprised of property and casualty reinsurance and specialty lines of business on both a treaty, facultative and large corporate risk basis, including:
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

Products
Our reinsurance divisions provide treaty and facultative reinsurance on either a pro rata basis or an excess of loss basis to insurance companies across the globe. Our company provides products for the following lines of business:
•Property provides protection for property damage and other related losses covered in the underlying insurance policies. Losses might arise from property loss or property damage, as well as other related risks, such as business interruption and other non-property losses that arise from the covered peril. Perils covered by such policies may be natural or man-made and include hurricanes, tornadoes, hail, windstorms, earthquakes, freezes, floods, explosions and fires.
•Mortgage reinsurance provides protection on private mortgage insurance policies as well as participating in Government Sponsored Entities (i.e. Fannie Mae & Freddie Mac) credit risk-sharing transactions. Reinsurance coverage is provided on a proportional and non-proportional basis. We participate regularly in both Fannie Mae & Freddie Mac single family and multifamily risk sharing programs.
•Catastrophe is a specific line of property reinsurance that provides protection against catastrophic losses from natural perils such as hurricanes, windstorms, earthquakes, floods, tornadoes and fires.
•Casualty provides protection for losses covered in liability or casualty insurance policies. Typical lines covered by the underlying insurers can be general liability, workers’ compensation, automobile liability, umbrella and excess casualty.
•Marine provides protection for property damages, physical loss or liability affecting the marine business, which includes losses relating to cargo ships, hull, recreational craft, inland marine and offshore energy. Perils can be natural or man-made and include storms, sinking/stranding, pollution, fire, explosion and accidents.
•Aviation provides protection cover for aircraft, airline, aerospace and other general aviation risks.
•Engineering provides protection for construction and machinery risks including testing, setting up of machinery, operational failures, incidents affecting plant and equipment, business interruption and other mechanical failures. This class also covers property and liability exposures related to construction sites.
•Professional Lines provides protection for losses arising from employment, practices and coverage of risks, such as director’s and officer’s liability, employment litigation liability, medical malpractice, professional indemnity, environmental liability, omission of insurance and cyber liability.
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
•Political Violence provides protection against damages resulting from various perils, such as terrorism, sabotage, strikes, riots, insurrection, revolution, coup and war. Losses might occur due to property damage resulting from such perils, business interruption, cyber/malicious attack, event cancellation or construction delays.
Competition
The global reinsurance market is highly competitive and mature. Reinsurance companies differentiate themselves based on financial strength, range of products, brand recognition, duration of the relationship with the cedents, distribution channels, claims management and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions or other factors.

We compete in global and local markets with U.S. and international reinsurers. In addition, competitors might include investment companies, mutual companies, insurance companies, alternative risk providers (such as captives, catastrophe bonds and pools) and others, as alternative products are introduced into the capital markets to compete with traditional reinsurance companies.
Insurance Segment.
Overview
Everest’s Insurance segment markets and distributes a wide range of insurance products and services through various forms of brokers and agents. We serve multinational corporations and mid-size commercial clients across various industries globally.
Our Insurance segment operates through the North America markets. These operations are managed to conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital and investments.
In 2024, the Company’s Insurance segment wrote $3.4 billion of gross written premiums. The lines of business in the Insurance segment write a broad suite of tailored products and services, including:
•Accident and Health business, which consists predominantly of policies covering Participant Accident, Short-Term Medical and Medical Stop-Loss protection for employers with self-funded medical plans.
•Specialty Casualty business, which consists predominantly of policies covering General Liability (Premises/Operations and Products), Auto Liability and Umbrella/Excess Liability.
•Other Specialty business, which consists predominantly of policies covering specialty areas including, but not limited to, Surety, Trade Credit & Political Risk, Transactional Liability, Energy & Construction and Aviation.
•Professional Liability business, which consists predominantly of policies covering Directors & Officers Liability, Errors & Omissions, Cyber Liability and other ancillary financial lines products.
•Property/Short-Tail business, which consists predominantly of policies covering Property, Inland Marine and other short-tail lines.
•Workers’ Compensation business, which consists predominantly of policies covering Workers’ Compensation, including both guaranteed cost and loss sensitive product offerings.
Products
The Insurance division writes property, casualty and specialty insurance products, which are aligned with the lines of business described within the Insurance Segment Overview. These products are written directly, as well as through brokers, including for surplus lines and general agents within the U.S.
Competition
The global insurance market is highly competitive. Insurance companies differentiate themselves based on financial strength, range of products, brand recognition, agent and broker relationships, distribution channels, claims management and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions or other factors.
We compete on a regional basis with major U.S. insurers. In addition, we also compete with new companies and existing companies that move into the insurance industry. Competitors sell through various distribution channels and business models, across a broad array of product lines and with a high level of variation regarding geographic, marketing and customer segmentation.

Financial Strength Ratings.
The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor (“S&P”) and Moody’s. These ratings represent an independent opinion of our subsidiaries’ financial strength, operating performance, business profile and ability to meet policyholder obligations. The ratings are not intended to be an indication of the degree or lack of risk involved in a direct or indirect equity investment or a recommendation to buy, sell or hold our securities. Additionally, rating organizations may change their rating methodology, which could have a material impact on our financial strength ratings.
All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of December 31, 2024.
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
(1)A.M. Best Financial Strength Ratings Scale: D (Poor) to A+ (Superior). Each financial strength rating category from A to C includes a rating notch to reflect a graduation of financial strength within the category. A rating notch is expressed with either a second plus (+) or a minus (-).
(2)S&P Financial Strength Ratings Scale: D (Payment Default) to AAA (Extremely Strong). Ratings from “AA” to “CCC” may be modified by the addition of a plus (+) or minus (-) sign to show relative standing within the major rating categories.
(3)Moody’s Financial Strength Ratings Scale: C (Low Grade) to Aaa (High Grade). Note that Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; modifier 2 indicates a mid-range ranking; and modifier 3 indicates a ranking in the lower end of that generic rating category.
A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policies and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on July 19, 2024, with a stable outlook. S&P states that the “A+”/“A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under their insurance policies and contracts in accordance with their terms. S&P affirmed all ratings on January 28, 2025, and changed the outlook from stable to negative. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on May 17, 2024, with a stable outlook.
Subsidiaries other than Everest Re may not be rated by some or any rating agencies given that such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations.
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
(1)On January 29, 2024, S&P lowered the ratings of the Company’s non-operating holding companies (“NOHCs”) and debt (from two notches lower than the operating companies to three notches lower) to align Everest with the potential high regulatory restrictions on payment distributions from the company's U.S.operating subsidiaries to the NOHCs.
Enterprise Risk Management.
Everest underwrites and manages risk for its customers. As a global insurance and reinsurance business, we have an established Enterprise Risk Management (“ERM”) framework that is integrated into the day-to-day management of our businesses and operations. The ERM framework provides a group-wide systemic approach to managing the organization’s key risks and is supported by Risk Appetite Statements approved by the Everest Board.
Risk governance is a key component of Everest’s ERM framework in order to establish and coordinate risk guidelines that reflect the enterprise’s appetite for risk, facilitate monitoring of risk exposure relative to established guidelines and ensure effective and timely escalation and communication to management and the Board. Risk management is overseen by Board and senior management risk committees. The risk committees are established at the Group level, as well as within certain Everest entities, to oversee capital and risk positions, approve risk management strategies and limits and establish appropriate risk standards and policies.
Our Enterprise Risk Committee (“ERC”) reports to and assists the Chief Executive Officer in the oversight and review of Everest’s ERM framework and key risks, including Underwriting, Financial, Operational and Strategic risks. The ERC is responsible for establishing the Group’s risk management principles, policies and risk appetite levels. The ERC meets at least quarterly and is comprised of the following senior executives: Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Operating Officer, Reinsurance Chief Underwriting Officer, Insurance Chief Underwriting Officer, Chief Transformation, Innovation and Operations Leader, Chief Reserving Actuary and Chief Risk Officer.
The ERC is assisted in its activities by Everest’s ERM function and senior management risk committees. The ERC provides strategic risk management direction to the Group, which is then executed by the business units and by Everest’s ERM function. ERM is centrally responsible for implementing the risk management framework and identifying, assessing, monitoring, controlling and communicating the Company’s risk exposures. Everest’s ERM function is independent of operating units and reports to the Chief Risk Officer. Everest’s senior management risk committees, including the Underwriting Risk Committee, Financial Risk Committee and Operational Risk Committee, support ERM and the ERC with the compilation and analysis of risk insights with regards to exposure management and execution management.
Our Chief Risk Officer also reports to the Board’s Risk Management Committee (“RMC”), which helps execute the Board’s supervisory responsibility pertaining to ERM. The role of the RMC includes evaluation of the integrity and effectiveness of our ERM procedures, systems and information; governance on major policy decisions pertaining to risk aggregation and minimization; and, assessment of our major decisions and preparedness levels pertaining to perceived material risks.
Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including all 50 U.S. states, Canada and Singapore. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.
Climate-Related Risk Management.
As a global insurance and reinsurance organization, we recognize the potential impact of extreme natural perils on our world. We are also acutely aware of the fact that our industry plays a critical role in economic and social recovery after such extreme weather events. It is our policy to remain committed to providing solutions that can help our clients manage their own environmental risks in real and practical ways. We are also dedicated to managing and reducing our own ecological footprint wherever possible and considering environmental factors when making investment decisions.

Much of our business involves protecting clients through insurance and reinsurance from the impact of devastating natural catastrophes. As such, it is our policy to take a proactive approach to incorporating climate and weather-related risk into our underwriting procedure. To meet this challenge, our underwriting, actuarial and catastrophe modelling teams work together in researching and analyzing external raw climate/meteorological data in conjunction with our internal proprietary claims and loss information data to assess the geographical impacts of climate-related risk and develop predictive analytics models to refine our pricing tolerances and product development. This team approach to assessing the impact of climate-related risk for Everest, as well as our customers, ensures that we are most accurately and responsibly providing specialized coverage to our clients for climate and other environment-related risks.
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
Dividends.
Under Bermuda law, Everest Assurance is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Everest Assurance is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority (the “BMA”) is required if Everest Assurance’s dividend payments would exceed 25% of its respective prior year end statutory capital and surplus. At December 31, 2024, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.
The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $8.1 billion at December 31, 2024, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve-month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year and (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, as of December 31, 2024, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $813 million.
Insurance Regulation.
Everest Assurance, by virtue of its one-time election under section 953(d) of the IRC to be a U.S. income tax paying “Controlled Foreign Corporation”, is admitted to do business in the United States and Bermuda. In Bermuda, Everest Assurance is regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Everest Assurance to the supervision, investigation and intervention powers of the BMA. Under the Act, Everest Assurance is licensed as a Class 3A insurer for general business and as a Class C insurer for long-term business.
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
Everest National, Everest Security, Everest Denali and Everest Premier are subject to regulations similar to the U.S. regulations applicable to Everest Re. In addition, these companies must comply with substantial regulatory requirements in each state where they conduct business. These additional requirements include, but are not limited to, rate and policy form requirements, as well as requirements on licensing, agent appointments, participation in residual markets and claim handling procedures. These regulations are primarily designed for the protection of policyholders. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in the United States.
Licenses.
Everest Re is a licensed property and casualty insurer and/or reinsurer in all 50 states, the District of Columbia, Puerto Rico and Guam. Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements.
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
Everest National is licensed in all 50 states, the District of Columbia and Puerto Rico.
Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in all 50 states, the District of Columbia and Puerto Rico.
Everest Security recently converted from a Georgia corporation to a Delaware corporation effective August 1, 2023, and is licensed to write property and casualty insurance as an admitted insurance carrier in Delaware, Alabama and Georgia.
Everest Denali is licensed in all 50 states and the District of Columbia. Everest Premier is licensed in all 50 states and the District of Columbia.
Everest Assurance is registered as a Class 3A general business insurer in Bermuda and a Class C long-term insurer in Bermuda. By virtue of its one-time election under section 953(d) of the U.S. IRC to be a U.S. income tax paying “Controlled Foreign Corporation,” Everest Assurance may operate in both the U.S. and Bermuda. Everest Assurance is also considered an approved/eligible alien surplus lines insurer in all 50 states and the District of Columbia. In addition, Everest Assurance can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Assurance is registered as a foreign insurer and/or reinsurer in the following countries: Bolivia, Colombia, Chile, Ecuador, Guatemala, Mexico and Paraguay.
Periodic Examinations.
Led by their states of domicile, U.S. insurance companies are subject to periodic financial examination of their affairs, usually every three to five years. U.S. insurance companies are also subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations. In addition, non-U.S. insurance companies and branches are subject to examination and review by regulators in their respective jurisdictions. In 2024, there were no reports of these examinations or reviews issued that contained any material findings or recommendations.
NAIC Risk-Based Capital Requirements.
The U.S. National Association of Insurance Commissioners (“NAIC”) has developed a formula to measure the statutory minimum amount of capital required for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company’s risk profile are its asset risk, credit risk and underwriting risk. The standard is an effort to anticipate insolvencies. This allows regulators to take actions that could limit the impact of these insolvencies on policyholders.
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
Based on their financial positions, as of December 31, 2024, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum RBC thresholds.
Tax Matters.
The following summary of the taxation of the Company is based on current law. There can be no assurance that legislative, judicial or administrative changes will not be enacted that might materially affect this summary.
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
Available Information.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on the SEC website at https://www.sec.gov as soon as reasonably practicable after such reports are electronically filed with the SEC.
ITEM 1A.    RISK FACTORS
Our business, results of operations and financial conditions are subject to numerous risks and uncertainties. While we seek to identify, manage and mitigate risks to our business, risk and uncertainty cannot be eliminated or necessarily predicted. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, actual results may differ materially from the disclosed information, and our business financial condition and results of operations could be materially and adversely affected.
UNDERWRITING
Our results could be adversely affected by catastrophic events.
We are exposed to unpredictable catastrophic events, including but not limited to, weather-related and other natural catastrophes, as well as acts of terrorism and wars. The frequency and/or severity of catastrophic events may be impacted in the future by the continued effects of climate change. Climate change and resulting changes in global temperatures, weather patterns, and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax net catastrophe losses
(Dollars in millions)
2024	$533
2023	323
2022	984
2021	940
2020	397
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
Unfavorable loss development may adversely affect our business, financial condition, results of operations or liquidity.
We are required to maintain reserves to cover our ultimate liability of losses and LAE for both reported and unreported claims. These reserves are only estimates of what we believe the ultimate settlement and administration of claims will cost based on facts and circumstances known to us and actuarial and statistical analysis. Loss reserve estimates are reconsidered, as necessary, as experience develops and to reflect other changes in circumstances that may affect our estimate of ultimate loss, and this could potentially result in increases to our reserves. In setting reserves for our reinsurance liabilities, we rely on claims data supplied by our ceding companies and brokers, along with other data that may affect our estimate of ultimate loss and actuarial and statistical analysis to arrive at an estimate of ultimate liability for losses and LAE. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. For the insurance and reinsurance businesses, ultimate losses may differ materially from our expectations at the time we underwrite the business. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed the estimates we make at any given time. Loss experience in these lines of business is very unpredictable and has been exacerbated by social inflation factors such as uncertain legal system outcomes, increased frequency of high-severity claims and third-party litigation funding. If our reserves are deficient in future periods, we may be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings, a reduction of capital and could result in adverse effects on our business, financial condition, results of operation or liquidity.
During the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in 2024, 2022, 2021 and 2020 and resulted in an increase to our pre-tax net income in 2023:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2024	$1,211	decrease
2023	21	increase
2022	8	decrease
2021	5	decrease
2020	200	decrease
The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. As of December 31, 2024, 1.3% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities. In addition, since reserve estimates of aggregate loss costs for prior years are sometimes factored into pricing our insurance products, inaccurate reserves can lead to our products not being priced adequately to cover actual losses and related loss expenses in order to generate a profit.
The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or result in a net loss.
Our success depends on our ability to accurately assess the risks associated with the businesses on which the risk is retained. If we fail to accurately assess the risks we retain, we may fail to establish adequate premium rates or contract terms (i.e., limits, deductibles, etc.) to cover our losses and LAE. This could reduce our net income and even result in a net loss.
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
If we are unable to or choose not to purchase reinsurance and transfer risk to the reinsurance markets, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.
We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk-taking process from our risk mitigation process to avoid developing too great a reliance on reinsurance. With the expansion of the capital markets into insurance linked financial instruments, we increased our use of capital market products for catastrophe reinsurance. In addition, we have increased some of our quota share contracts with larger retrocessionaires. The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

Percentage of ceded written premiums to gross written premiums	2024	2023	2022	2021	2020
Unaffiliated	15.8%	13.3%	13.2%	14.3%	14.9%
Affiliated	4.0%	3.9%	3.8%	4.9%	1.7%

The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legislative, regulatory, judicial, social, financial, technological and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. Examples of emerging claims and coverage issues include, but are not limited to:
•judicial expansion of policy coverage and a greater propensity to grant claimants more favorable amounts and the impact of new theories of liability;
•plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling and other practices;
•social inflation trends, including higher and more frequent claims, higher awards in favor of plaintiffs and increases in the value of claims due to third party funding;
•medical developments that link health issues to particular causes, resulting in liability claims;
•claims relating to unanticipated consequences of current or new technologies, including cyber security-related risks; and
•claims relating to potentially changing climate conditions.
In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after issuance.
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
If our debt ratings are downgraded, we could incur higher borrowing costs, higher cost of capital, increased collateral requirements and our ability to access the capital markets at attractive rates could be impacted. We are unable to provide assurances as to whether or not our ratings may be downgraded by any of the rating agencies in the future.
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
A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. The fair value of our invested assets and associated investment income may fluctuate depending on various factors including the effects of economic events and conditions, governmental policies, changes in interest rates and credit spreads and market volatility.

Interest Rate Risk.
Most of our fixed income securities are classified as available for sale, and temporary changes in the fair value of these investments due to interest rate fluctuations are reflected as changes to our shareholders’ equity. Additionally, net investment income from fixed income investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, can differ from the income anticipated from those securities at the time of purchase.

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
We have exposure to counterparties through a variety of commercial transactions and arrangements, including reinsurance transactions and agreements with banks, hedge funds and other investment vehicles that expose us to credit risk in the event our counterparty fails to perform its obligations.

Equity Risk.
We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuates with changes in the markets. In times of economic weakness, the fair value of these assets may decline. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships.
The failure to maintain access to enough cash, readily salable or unencumbered financial assets to meet near-term financial obligations may adversely impact business relations and creditworthiness.
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
The Company's liquidity could be affected by a broad market illiquidity event, default by significant market participant, inability to sell assets, inability to access bank accounts, inability to access capital and credit markets, concentration of catastrophe events or unforeseen capital needs. A failure to have sufficient cashflow to meet obligations may adversely affect business relations and the creditworthiness of the Company.
We may require additional capital or financing sources in the future, which may not be available or may be available only on unfavorable terms.
Our future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of our investment portfolio, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and loss reserves at levels sufficient to cover losses. We may need to raise additional funds through debt financings or seek to refinance debt as amounts become due or commitments expire. Any debt financing or refinancing, if available at all, may be on terms that are not favorable to us.
Because of our holding company structure, our ability to pay dividends, interest and principal is dependent on receiving dividends, loan payments and other funds from our subsidiaries.
Holdings is a holding company whose most significant asset is the stock of its operating subsidiaries. As a result, its ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of its operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S. states and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to Holdings in the future, which could prevent us from paying dividends or interest or making other payments on our securities.
We may experience foreign currency exchange losses that reduce our net income and capital levels.
We conduct business in a variety of non-U.S. currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2024, we wrote approximately 21% of our coverages in non-U.S. currencies; as of December 31, 2024, we maintained approximately 23% of our investment portfolio in investments denominated in non-U.S. currencies.
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
The potential political, economic, military and social risks that can emerge from a nation's involvement in international affairs can manifest into elevated geopolitical risk. For financial institutions, there are direct and indirect effects that can result from these events, including effects to the growth of business, return in foreign investments, claims patterns and local operations.
OPERATIONAL
We are dependent on our key personnel.
In January 2025, James Williamson, Executive Vice President and Chief Operating Officer, was appointed President and CEO and member of the Board of Directors after the departure of our former President and CEO, Juan Andrade.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executives and other key employees, and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer, the failure to successfully effectuate a permanent leadership transition or the inability to hire and retain other highly qualified personnel in the future, particularly those experienced in the property and casualty industry, could adversely affect our ability to conduct business. Changes to or turnover among senior management or key executives could also disrupt the Company’s strategic focus, operational capabilities and may impede our ability to act quickly and efficiently in executing our business strategy.

We rely on our processes, people and systems to maintain our operations and manage the operational risks inherent to our business. Any errors, omissions or misconduct by our employees or third-party agents in the execution of these processes could adversely affect our business, results of operations and financial condition.
We rely on our processes, people and systems to maintain and execute our operations. We seek to monitor and control our exposure to risks arising from these processes through an enterprise risk management framework, internal controls, management review and other processes. We cannot provide total assurance that these processes will effectively identify or control all risks, or that our employees and third-party agents will effectively execute them. Losses may result from, among other things, actual or alleged fraud; errors; or failure to document transactions properly, obtain proper internal authorization, comply with underwriting or other internal guidelines or comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct, and the precautions that we take to prevent and detect this activity may not be effective in all cases. Resulting losses could adversely affect our business, results of operations and financial condition.
We are subject to cybersecurity risks that could negatively impact our business operations.
Cybersecurity threats and incidents have increased in recent years, heightening related risks. We are dependent upon our information technology platform, including our processing systems, data and electronic transmissions in our business operations. Security breaches and other cyber threats, including those at third parties that have our information, could expose us to the loss or misuse of our technology systems or information, litigation and potential liability. In addition, cyber incidents that impact the confidentiality, integrity, availability, authenticity or other proper functioning of these systems could have a significant negative impact on our operations and possibly our financial results. An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, result in regulatory action or give rise to monetary fines and other penalties, which could be significant, and ultimately have a material adverse effect on our business or operations. The cybersecurity regulatory environment is evolving, in particular with respect to emerging technologies, such as artificial intelligence, and it is likely that the costs of complying with new or developing regulatory requirements will increase. We are not aware of a cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial condition.
Exposure to cybersecurity risk is increasing systematically due to greater digital dependence and increased possible losses due to a catastrophic cybersecurity event. Cyber catastrophes are not bound by time or geographic limitations and cyber catastrophic perils do not have well-established definitions and fundamental physical properties. Rather, cybersecurity risks are engineered by human actors and thus are continuously evolving, often in ways that are engineered specifically to evade established loss mitigation controls. Any losses incurred from these risks are also dependent on our clients’ and our third-party service providers' cybersecurity practices and defenses, as well as how policy terms and conditions interact with the evolving threat landscape.
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
Across our global business centers, there is risk that our operations, systems or data, or those of third parties on whom we rely, may be disrupted. We may experience a disruption in business continuity as a result of pandemic and public health crises, geopolitical risks including armed conflict and civil unrest, terrorist events, natural disasters, cyber-attacks affecting technology services, as well as governmental, business and societal responses to such events, such as restrictions on public gatherings, sanctions, trade restrictions, increased unemployment and supply chain disruptions. All such events may ultimately result in workforce unavailability among other operational impacts.

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
According to S&P, Group ranks among the top ten global property and casualty reinsurance groups. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $318.0 billion in 2023 according to data compiled by S&P. In addition to existing competitors, the entry of alternative capital market products and new company formations provide additional sources of reinsurance and insurance capacity, which could reduce our market share.
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
As a result of the previous dislocation of the financial markets, the U.S. government implemented changes in the way the financial services industry is regulated. Some of these changes are also impacting the insurance industry. For example, the U.S. Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the United States on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters. In addition, several European regulatory bodies are in the process of updating existing regulations or developing new capital adequacy directives for insurers and reinsurers. The future impact of such initiatives or new initiatives from the current governmental authorities, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

Regulatory and legislative developments related to cybersecurity, privacy, data protection and artificial intelligence could have an adverse impact on our business.
In October 2017, the NAIC adopted the Insurance Data Security Model Law (“IDSML”), which was intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. The IDSML requires insurers, and other entities required to be licensed under state insurance laws, to comply with certain requirements, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. The IDSML has now been adopted in 23 states. In addition, certain state insurance regulators are developing or have developed their own regulations that may impose additional regulatory requirements relating to cybersecurity on insurance and reinsurance companies. For example, the New York State Department of Financial Services has an applicable regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017 and amended on November 1, 2023. We cannot predict the impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.
If U.S. tax law changes, our net income may be impacted.
The 2017 Tax Cuts and Jobs Act (“TCJA”) was adopted to address incorporation by U.S. corporations in low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate income tax rate of 21%. Specifically, the TCJA addressed concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers, resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in certain foreign jurisdictions, including Bermuda. Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax (“BEAT”) of 10% from 2019 to 2025 and 12.5% thereafter, which may exceed its regular income tax. In addition, new legislation, as well as proposed and final regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.
On August 16, 2022, IRA was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Everest has aligned and operationalized its cybersecurity program and controls to the National Institute of Standards and Technology (“NIST”) Cybersecurity Incident Response Framework to provide preventative, detective and responsive measures that are timely, comprehensive, systematic, and in alignment with industry standards, regulatory requirements, and the Company’s risk management framework. As part of the Company’s cybersecurity program, Everest has established cross-functional teams with roles and responsibilities for cybersecurity incident response. The Company has a formal incident response escalation process, which involves a dedicated Security Operation Center (“SOC”) as well as an Incident Response Team (“IRT”), to further escalate to senior management and the Board, as appropriate. While the actual methods of incident response employed may differ based on the type and nature of the incident, our approach uses a combination of internal teams, external advisors and vendors with specialized skills to support the response and recovery efforts, including a process for escalating issues as needed to senior management and providing timely notification of incidents to law enforcement and regulatory bodies, as appropriate.
Everest uses a multi-layered process for assessing, identifying and managing material risks from cybersecurity threats and manages its systems and processes both internally and with the assistance of specialized third-party service providers. The Company obtains timely cyber-threat intelligence from various sources and maintains intrusion detection, network firewall protections, advanced threat protection, endpoint detection and response, email filtering, distributed denial-of-service and other protections to secure the company’s critical infrastructure. The SOC provides enhanced early detection of threat intelligence services, actively manages security tools, and monitors and responds to security alerts. The SOC also initiates incident response protocols, including escalating threats as needed to the IRT, including the Chief Information Security Officer (“CISO“), who can further escalate to other members of senior management and the Board, as may be appropriate. Various processes, including compiling security metrics, vulnerability scans, regular patching of software and hardware vulnerabilities, external penetration testing, internal phishing tests, red team exercises and incident response exercises are used to test the effectiveness of the overall cybersecurity control environment. In addition to periodic self-assessment of various cybersecurity controls, the Company conducts annual independent NIST assessments to review its cybersecurity posture and to identify opportunities to enhance its cybersecurity controls and mitigate cybersecurity risk.
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
Everest provides resources and learning opportunities to educate all of our colleagues on how to identify, report and be vigilant against cybersecurity threats in the workplace. In addition, we conduct cybersecurity incident simulation exercises with business, information technology, management and other key stakeholders to practice and test response processes. Furthermore, the Company collaborates with industry associations, government and regulatory authorities, peer companies and external advisors to monitor the threat environment and to inform its cybersecurity practices.
For the year ended December 31, 2024, Everest has not experienced any cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial conditions.
Governance
Cybersecurity threats present a persistent and dynamic threat to our entire industry. The Company views cybersecurity risk as an enterprise-wide concern that involves people, processes and technology. The Company’s Board, through its committees, referenced above in ITEM 1 “Business” - Enterprise Risk Management, has ultimate responsibility for risk oversight. In 2024, a Technology and Cyber Board Committee was established to further assist the Company Board’s oversight responsibilities with respect to information technology governance, strategy, delivery and risk management, including cybersecurity and data privacy. Management is tasked with the day-to-day management of the Company’s cybersecurity risks. The Company’s Board has a practical understanding of information systems and technology use in our business operations and processes, as well as a recognition of the risk management aspects of cyber risks and cybersecurity. The RMC, which oversees controls for the Company's major risk exposures, has principal responsibility for oversight of cybersecurity risk. In addition, the Company’s subsidiary boards of directors may provide additional oversight.
The Company also appointed a certified CISO who has significant public and private cybersecurity experience. The CISO is dedicated to assessing the Company’s data security risk, monitoring cyber threat intelligence and taking the steps necessary to implement pertinent safeguards and protocols to manage the risk. In addition, the ERC, referenced above in ITEM 1 “Business” - Enterprise Risk Management, annually reviews the Company’s cyber exposure across all lines of business and security safeguards for privacy-protected data held by the Company. The ERC, through its sub-committees, including the Operational Risk Committee and the Global IT and Cyber Risk Management Committee, works in conjunction with the Company’s CISO to assess the Company’s vulnerabilities to cybersecurity threats, including the operational risk of such threats to our business, as continuous dialogue throughout the year is essential in assessing the operational risk to our business. The Operational Risk Committee and the Global IT and Cyber Risk Management Committee sub-committees meet quarterly in advance of the quarterly ERC meetings to, among other things, review overall cybersecurity strategies and policies and to report on material cybersecurity risks.
From a governance perspective, in addition to the CISO, senior members of Information Technology provide briefs on cybersecurity matters, the overall cyber resiliency posture of the Company and the effectiveness of the Company’s cybersecurity program to the Board’s Technology and Cyber Committee. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.

ITEM 2.    PROPERTIES
Everest Re’s corporate offices are located in approximately 321,500 square feet of leased office space in Warren, New Jersey. The Company’s 17 other locations occupy a total of approximately 227,170 square feet, all of which are leased.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holder of Common Stock.
As of December 31, 2024, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.
Dividend History and Restrictions.
Holdings did not pay any dividends in 2024, 2023 and 2022. The declaration and payment of future dividends, if any, by Holdings will be at the discretion of the Board and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $8.1 billion at December 31, 2024, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Accordingly, as of December 31, 2024, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $813 million. See “Regulatory Matters - Dividends” and ITEM 8, “Financial Statements and Supplementary Data”- Note 17 of Notes to the Consolidated Financial Statements.
Recent Sales of Unregistered Securities.
None.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview.
Everest is a global underwriting leader providing best-in-class property, casualty and specialty reinsurance and insurance solutions. We are a preferred Reinsurance partner in the markets we serve, and with our growing Insurance franchise we deliver consistent value to all our stakeholders. We continue to grow and develop our Insurance business, investing in our global platform and strengthening our portfolio and its potential to deliver on our customer promise.
During 2024, we formed a new “Other” segment, primarily comprised of the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012, and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. These segment presentation changes have been reflected retrospectively. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed. Additionally, as part of the Segment results presentation, we have separately presented the Company’s affiliated reinsurance arrangements with its affiliated Bermuda entities. See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of reinsurance transactions with its affiliated Bermuda entities that are included in this segment presentation. See Note 6 of the Notes to the Consolidated Financial Statements for a summary of segment results.
Our current year net income of $221 million is inclusive of unfavorable development of prior-year loss reserves of $1.5 billion. Following a comprehensive reserve review, we have significantly fortified our U.S. casualty reserves, while taking aggressive underwriting action in certain classes exposed to social inflation, bolstering talent and investing in our platform as we head into 2025. Refer to management’s discussion of consolidated and segment results below.
The following is a discussion and analysis of our results of operations, financial condition and liquidity and capital resources for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and related notes, under ITEM 8 of this Form 10-K. Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, comparisons between 2023 and 2022 have been omitted from this Form 10-K but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2023.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Gross written premiums	$11,616	$11,117	$9,677	4.5%	3.7%
Net written premiums	9,312	9,212	8,032	1.1%	4.0%

REVENUES:
Premiums earned	$9,090	$8,536	$7,876	6.5%	9.7%
Net investment income	1,250	993	638	26.0%	(14.3)%
Net gains (losses) on investments	76	(180)	(982)	NM	NM
Other income (expense)	64	(11)	(6)	NM	NM
Total revenues	10,481	9,337	7,526	12.3%	(10.9)%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	7,430	5,578	5,823	33.2%	8.1%
Commission, brokerage, taxes and fees	1,946	1,851	1,632	5.1%	7.9%
Other underwriting expenses	606	574	501	5.6%	10.5%
Corporate expense	19	18	26	9.3%	(22.9)%
Interest, fee and bond issue cost amortization expense	150	134	101	11.4%	44.3%
Total claims and expenses	10,152	8,156	8,083	24.5%	8.4%

INCOME (LOSS) BEFORE TAXES	329	1,181	(557)	(72.1)%	NM
Income tax expense (benefit)	108	210	(112)	(48.3)%	NM
NET INCOME (LOSS)	$221	$972	$(445)	(77.2)%	NM

RATIOS:				Point Change
Loss ratio	81.7%	65.3%	73.9%	16.4	(8.6)
Commission and brokerage ratio	21.4%	21.7%	20.7%	(0.3)	1.0
Other underwriting expense ratio	6.7%	6.7%	6.4%	(0.1)	0.4
Combined ratio	109.8%	93.8%	101.0%	16.1	(7.3)

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2024	2023	2022	2024/2023	2023/2022
Balance sheet data:
Total investments and cash	$26,650	$23,439	$19,195	13.7%	22.1%
Total assets	36,209	31,638	27,957	14.4%	13.2%
Loss and loss adjustment expense reserves	19,271	15,796	14,977	22.0%	5.5%
Total debt	3,587	3,385	3,084	6.0%	9.8%
Total liabilities	28,913	24,451	22,303	18.3%	9.6%
Stockholder's equity	7,296	7,187	5,654	1.5%	27.1%
(Some amounts may not reconcile due to rounding)
(NM - not meaningful)
Revenues.
Premiums. Gross written premiums increased by 4.5% to $11.6 billion in 2024, compared to $11.1 billion in 2023, reflecting a $841 million, or 11.7% increase in our reinsurance business, partially offset by a $279 million, or 7.5% decrease in our insurance business and a $63 million, or 26.2% decrease in our Other segment business. The increase in reinsurance premiums reflects growth across all lines of business, particularly property and casualty pro rata business and property catastrophe excess of loss business. The decrease in insurance premiums reflects portfolio actions taken on accident and health, workers’ compensation and specialty casualty lines of business.

Net written premiums increased by 1.1% to $9.3 billion in 2024, compared to $9.2 billion in 2023. The lower percentage increase in net written premiums compared to the percentage increase in gross written premiums was mainly due to lower net retention resulting from changes in the mix of business.
Premiums earned increased by 6.5% to $9.1 billion in 2024, compared to $8.5 billion in 2023, which is consistent with the percentage changes in gross written premiums. The change in premiums earned relative to net written premiums was primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other income of $64 million in 2024 and other expense of $11 million in 2023. The change was primarily the result of fluctuations in foreign currency exchange rates, gain from sale of sports and leisure business and gain from pension plan curtailment. We recognized foreign currency exchange income of $12 million in 2024 and foreign currency exchange expense of $16 million in 2023. Additionally, we recognized a $40 million gain on sale of our sports and leisure business, including renewal rights, sold during the fourth quarter and a $9 million pension plan curtailment gain.
Claims and Expenses.
Incurred Losses and LAE. The following table presents our incurred losses and LAE for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$5,551	61.1%		$1,347	14.8%		$6,898	75.9%
Catastrophes	668	7.3%		(135)	(1.5)%		533	5.9%
Total	$6,219	68.4%		$1,211	13.3%		$7,430	81.7%

2023
Attritional	$5,254	61.5%		$1	—%		$5,255	61.6%
Catastrophes	346	4.0%		(22)	(0.3)%		323	3.8%
Total	$5,599	65.6%		$(21)	(0.3)%		$5,578	65.3%

2022
Attritional	$4,828	61.3%		$11	0.1%		$4,839	61.4%
Catastrophes	987	12.5%		(4)	—%		983	12.5%
Total	$5,815	73.8%		$7	0.1%		$5,823	73.9%

Variance 2024/2023
Attritional	$297	(0.5)	pts	$1,346	14.8	pts	$1,643	14.3	pts
Catastrophes	323	3.3	pts	(113)	(1.2)	pts	209	2.1	pts
Total	$619	2.8	pts	$1,233	13.6	pts	$1,852	16.4	pts

Variance 2023/2022
Attritional	$426	0.3	pts	$(11)	(0.1)	pts	$416	0.1	pts
Catastrophes	(642)	(8.5)	pts	(18)	(0.2)	pts	(659)	(8.7)	pts
Total	$(215)	(8.2)	pts	$(29)	(0.3)	pts	$(244)	(8.6)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 33.2% to $7.4 billion in 2024, compared to $5.6 billion in 2023, primarily due to an increase of $297 million in current year attritional losses and an increase of $323 million in current year catastrophe losses, and development on prior year attritional losses of $1.3 billion, partially offset by favorable development on prior year catastrophe losses of $113 million.

The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned, changes in the mix of business and strengthening of current accident year U.S. casualty reserves by $206 million in the Insurance segment. The current year catastrophe losses of $668 million in 2024 related primarily to Hurricane Milton ($297 million), Hurricane Helene ($80 million), Hurricane Beryl ($63 million), Hurricane Debby ($56 million), Alberta floods ($45 million), Brazil floods ($35 million), Taiwan earthquake ($23 million), Dubai floods ($20 million), the Baltimore Bridge collapse ($20 million) and Jasper fires ($10 million), with the remaining losses resulting from various storm events. The current year catastrophe losses of $346 million in 2023 related primarily to the 2023 Turkey earthquakes ($92 million), Hurricane Otis ($84 million), the 2023 New Zealand storms ($41 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($26 million) and Hurricane Idalia ($20 million), with the remaining losses resulting from various storm events.
Unfavorable development on prior year attritional losses was $1.3 billion in 2024, compared to favorable development of $1 million in 2023. The net unfavorable development on prior year attritional reserves of $1.3 billion in 2024 is comprised of $1.1 billion of unfavorable development on prior years attritional losses from the Insurance segment, mainly driven by a combination of social inflation and portfolio concentrations in certain U.S. casualty lines and $333 million of unfavorable development on prior years attritional losses from the Other segment, mainly related to certain sports and leisure lines for accident years 2019 through 2023, including A&E reserve strengthening of $54 million. In addition, the Reinsurance segment recorded $87 million of unfavorable development on prior years attritional losses driven by prior year U.S. casualty reserve strengthening of $626 million, partially offset by favorable development of $545 million on well-seasoned reserves in property and mortgage lines. Unfavorable development on prior year attritional losses of $199 million across the Reinsurance, Insurance and Other segments was ceded to its affiliated Bermuda entities under its various affiliated reinsurance agreements.
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 5.9 percentage points to the combined ratio in 2024, compared with 3.8 percentage points in 2023.
Refer to the “Ratios” section for loss ratio analysis discussion.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees remained relatively flat in 2024, compared to 2023. Commission, brokerage, taxes and fees were $1.9 billion in 2024 and 2023. Refer to the “Ratios” section for commission and brokerage ratio analysis discussion.
Other Underwriting Expenses. Other underwriting expenses were $606 million and $574 million in 2024 and 2023, respectively. The increase was primarily due to the increase in premiums earned and changes in the mix of business. Refer to the “Ratios” section for other underwriting expense ratio analysis discussion.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, remained relatively flat in 2024, compared to 2023. Corporate expenses were $19 million and $18 million for the years ended December 31, 2024 and 2023, respectively.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $150 million and $134 million in 2024 and 2023, respectively. The increase was primarily driven by higher interest costs resulting from additional borrowings from the Federal Home Loan Bank of New York (“FHLBNY”), offset by the change in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 7.17% as of December 31, 2024, compared to 8.03% as of December 31, 2023.
Income Tax Expense (Benefit). Everest had an income tax expense of $108 million and income tax expense of $210 million in 2024 and 2023, respectively. Variations in the effective tax rate generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net gains capital (losses) on investments, as well as changes in tax exempt investment income and creditable foreign taxes. The change in income tax expense resulted primarily from a decrease in pre-tax income, and a change from capital losses to capital gains.
On August 16, 2022, IRA was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.

Net Income (Loss).
Our net income was $221 million and $972 million in 2024 and 2023, respectively. The decline was primarily driven by underwriting loss of $892 million, partially offset by higher net investment income of $258 million, and net gains on investments of $76 million compared to net (losses) on investment of $180 million in 2023.
Ratios.
Our combined ratio increased by 16.1 points to 109.8% in 2024, compared to 93.8% in 2023. The current year increase is primarily due to prior year development on attritional losses and higher current year catastrophe losses.
The loss ratio component increased by 16.4 points in 2024 over the same period last year mainly due to an increase of $323 million in catastrophe losses and prior year development on attritional losses.
The commission and brokerage ratio components decreased to 21.4% in 2024, compared to 21.7% in 2023, primarily due to change in the mix of business.
The other underwriting expense ratio remained consistent at 6.7% in 2024 and 2023.
Stockholder's Equity.
Stockholder’s equity increased by $108 million to $7.3 billion at December 31, 2024 from $7.2 billion at December 31, 2023, principally as a result of $221 million of net income and $33 million of net benefit plan obligation adjustments, partially offset by $103 million of net unrealized depreciation on investments, net of tax and $42 million of net foreign currency translation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 26.0% to $1.3 billion in 2024, compared to $993 million in 2023. The increase was primarily the result of an increase of $197 million of income from fixed maturity investments, an increase of $24 million in short-term investments and cash and an increase of $45 million in Other, primarily driven by $27M corporate-owned life insurance (“COLI”), partially offset by a decrease of $3 million in limited partnership income. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Fixed maturities	$1,019	$822	$510
Equity securities	3	3	16
Short-term investments and cash	98	74	16
Other invested assets
Limited partnerships	34	37	72
Dividends from preferred shares of affiliate	31	31	31
Other	104	59	30
Gross investment income before adjustments	1,289	1,027	675
Funds held interest income (expense)	7	3	6
Interest income from Parent	—	7	11
Gross investment income	1,297	1,038	691
Investment expenses	46	46	52
Net investment income	$1,250	$993	$638
(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2024	2023	2022
Annualized pre-tax yield on average cash and invested assets	4.9%	4.5%	3.3%
Annualized after-tax yield on average cash and invested assets	3.9%	3.6%	2.6%
Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Years Ended December 31,			2024/2023	2023/2022
(Dollars in millions)	2024	2023	2022	Variance	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$76	$12	$9	$65	$(24)
Losses	(57)	(204)	(88)	147	(63)
Total	19	(192)	(79)	212	(87)

Equity securities
Gains	2	8	165	(7)	126
Losses	(1)	—	(48)	(1)	(33)
Total	1	8	117	(7)	93

Other invested assets
Gains	1	—	18	1	8
Losses	—	—	(5)	—	(1)
Total	1	—	13	1	7

Short-term Investments:
Gains	—	1	—	—	—
Losses	—	—	—	—	—
Total	—	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	79	20	192	58	110
Losses	(58)	(204)	(141)	147	(98)
Total	21	(184)	51	205	12

Allowances for credit losses:	12	(1)	(27)	13	(1)

Gains (losses) from fair value adjustments:
Fixed maturities	—	—	—	—	—
Equity securities	1	(4)	(447)	6	(701)
Other invested assets	42	9	(558)	33	(793)
Total	43	5	(1,006)	39	(1,494)

Total net gains (losses) on investments	$76	$(180)	$(982)	$256	$(1,483)
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during 2024 primarily relate to $21 million of net realized gains from disposition of investments, a decrease to the allowance for credit losses of $12 million and net gains from fair value adjustments of $43 million.

Segment Results.
Our two reportable segments, Reinsurance and Insurance, each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the Segment results presentation, we have separately presented the Company’s affiliated reinsurance arrangements with its affiliated Bermuda entities. See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of reinsurance transactions with its affiliated Bermuda entities that are included in this segment presentation. During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the reportable segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed due to changes in management implemented during the fourth quarter of 2023. These segment presentation changes have been reflected retrospectively. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
The Company does not review and evaluate the financial results of its segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of these segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
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
The following discusses the underwriting results for each of our segments for the periods indicated, excluding the impact of reinsurance with its affiliated Bermuda entities. In 2024, the impact of reinsurance with its affiliated Bermuda entities was an underwriting (loss) of $271 million that was driven by ceded written premiums of $468 million, ceded earned premiums of $468 million, ceded incurred losses and LAE of $199 million and ceded commission and brokerage expenses of $1 million. In 2023, the impact of reinsurance with its affiliated Bermuda entities was an underwriting (loss) of $442 million which was driven by ceded written premiums of $430 million, ceded earned premiums of $430 million and ceded incurred losses and LAE of $12 million. See Note 6 of the Notes to the Consolidated Financial Statements for further details.

Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Years Ended December 31,			2024/2023		2023/2022
(Dollars in millions)	2024	2023	2022	Variance	% Change	Variance	% Change
Gross written premiums	$8,022	$7,181	$5,876	$841	11.7%	$1,306	22.2%
Net written premiums	7,219	6,635	5,572	584	8.8%	1,063	19.1%

Premiums earned	$6,882	$6,067	$5,515	$815	13.4%	$551	10.0%
Incurred losses and LAE	4,157	3,271	3,906	886	27.1%	(635)	(16.3)%
Commission and brokerage	1,664	1,545	1,308	119	7.7%	237	18.1%
Other underwriting expenses	199	166	137	33	20.0%	29	21.2%
Underwriting gain (loss)	$862	$1,085	$165	$(223)	(20.6)%	$920	NM

					Point Chg		Point Chg
Loss ratio	60.4%	53.9%	70.8%		6.5		(16.9)
Commission and brokerage ratio	24.2%	25.5%	23.7%		(1.3)		1.8
Other underwriting expense ratio	2.9%	2.7%	2.5%		0.2		0.3
Combined ratio	87.5%	82.1%	97.0%		5.4		(14.9)
(Some amounts may not reconcile due to rounding.)
(NM - not meaningful)
Premiums. Gross written premiums increased by 11.7% to $8.0 billion in 2024 from $7.2 billion in 2023. The increase in gross written premiums reflects growth across multiple lines of business, particularly property and casualty pro rata and property catastrophe excess of loss business.
Net written premiums increased by 8.8% to $7.2 billion in 2024 from $6.6 billion in 2023. The current year over prior year increase remained relatively consistent with the percentage increase in gross written premiums.
Premiums earned increased by 13.4% to $6.9 billion in 2024, compared to $6.1 billion in 2023. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the twelve months ended December 31, 2023, and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income or any related per-share amounts.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$3,609	52.4%		$87	1.3%		$3,696	53.7%
Catastrophes	583	8.5%		(122)	(1.8)%		462	6.7%
Total segment	$4,192	60.9%		$(35)	(0.5)%		$4,157	60.4%

2023
Attritional	$3,372	55.6%		$(410)	(6.8)%		$2,962	48.8%
Catastrophes	330	5.4%		(21)	(0.3)%		309	5.1%
Total segment	$3,702	61.0%		$(431)	(7.1)%		$3,271	53.9%

2022
Attritional	$3,192	57.9%		$(153)	(2.8)%		$3,038	55.1%
Catastrophes	870	15.8%		(3)	—%		868	15.7%
Total segment	$4,062	73.6%		$(156)	(2.8)%		$3,906	70.8%

Variance 2024/2023
Attritional	$237	(3.1)	pts	$497	8.0	pts	$733	4.9	pts
Catastrophes	254	3.0	pts	(101)	(1.4)	pts	153	1.6	pts
Total segment	$490	(0.1)	pts	$396	6.6	pts	$886	6.5	pts

Variance 2023/2022
Attritional	$181	(2.3)	pts	$(256)	(4.0)	pts	$(76)	(6.3)	pts
Catastrophes	(541)	(10.3)	pts	(18)	(0.3)	pts	(559)	(10.6)	pts
Total segment	$(360)	(12.6)	pts	$(275)	(4.3)	pts	$(635)	(16.9)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 27.1% to $4.2 billion in 2024, compared to $3.3 billion in 2023. The increase was primarily due to an increase of $254 million in current year catastrophe losses, an increase of $237 million in current year attritional losses and a change in unfavorable development on prior year attritional reserves of $497 million, offset by higher favorable development on prior year catastrophe losses of $101 million. The increase in current year attritional losses was primarily related to the impact of the increase in premiums earned. During the current year, prior year U.S. casualty reserves were strengthened by $626 million. This reserve strengthening was partially offset by favorable development of $545 million on well-seasoned reserves in property and mortgage lines.
The current year catastrophe losses of $583 million in 2024 related primarily to Hurricane Milton ($254 million), Hurricane Helene ($55 million), Hurricane Debby ($55 million), Hurricane Beryl ($54 million), Alberta floods ($45 million), the Brazil floods ($35 million), the Taiwan earthquake ($23 million), the Dubai floods ($20 million), the Baltimore bridge collapse ($20 million) and Jasper fires ($10 million), with the remaining losses resulting from various storm events. The current year catastrophe losses of $330 million in 2023 related primarily to the 2023 Turkey earthquakes ($92 million), Hurricane Otis ($84 million), the 2023 New Zealand storms ($40 million), the 2023 Morocco earthquake ($40 million), the 2023 Hawaii wildfire ($21 million) and Hurricane Idalia ($20 million), with the remaining losses resulting from various storm events.
Segment Expenses. Commission and brokerage increased to $1.7 billion in 2024, compared to $1.5 billion in 2023. The increase was mainly due to the impact of the increase in premiums earned and mostly from the change in the mix of business. Segment other underwriting expenses increased to $199 million in 2024 from $166 million in 2023. The increase was in line with growth in the business and necessary support functions.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Years Ended December 31,			2024/2023		2023/2022
(Dollars in millions)	2024	2023	2022	Variance	% Change	Variance	% Change
Gross written premiums	$3,417	$3,695	$3,568	$(279)	(7.5)%	$127	3.6%
Net written premiums	2,413	2,810	2,649	(397)	(14.1)%	161	6.1%

Premiums earned	$2,505	$2,701	$2,561	$(197)	(7.3)%	$141	5.5%
Incurred losses and LAE	2,938	2,063	1,798	875	42.4%	265	14.7%
Commission and brokerage	254	281	306	(28)	(9.9)%	(25)	(8.1)%
Other underwriting expenses	383	381	342	1	0.4%	39	11.3%
Underwriting gain (loss)	$(1,070)	$(24)	$113	$(1,046)	NM	$(207)	NM

					Point Chg		Point Chg
Loss ratio	117.3%	76.4%	70.2%		40.9		6.1
Commission and brokerage ratio	10.1%	10.4%	12.0%		(0.3)		(1.5)
Other underwriting expense ratio	15.3%	14.1%	13.4%		1.2		0.7
Combined ratio	142.7%	100.9%	95.6%		41.8		5.3
(Some amounts may not reconcile due to rounding)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 7.5% to $3.4 billion in 2024, compared to $3.7 billion in 2023. The decrease in insurance premiums reflects portfolio actions taken on accident and health, workers’ compensation and specialty casualty lines of business.
Net written premiums decreased by 14.1% to $2.4 billion in 2024, compared to $2.8 billion in 2023. The decrease in net written premiums was mainly due to lower net retention resulting from changes in the mix of business.
Premiums earned decreased by 7.3% to $2.5 billion in 2024, compared to $2.7 billion in 2023. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2024
Attritional	$1,743	69.6%		$1,125	44.9%		$2,869	114.5%
Catastrophes	84	3.4%		(14)	(0.6)%		70	2.8%
Total segment	$1,827	72.9%		$1,111	44.4%		$2,938	117.3%

2023
Attritional	$1,732	64.1%		$316	11.7%		$2,048	75.8%
Catastrophes	16	0.6%		(1)	—%		15	0.6%
Total segment	$1,748	64.7%		$315	11.7%		$2,063	76.4%

2022
Attritional	$1,682	65.7%		$1	—%		$1,682	65.7%
Catastrophes	117	4.6%		(1)	—%		116	4.5%
Total segment	$1,798	70.2%		$—	—%		$1,798	70.2%

Variance 2024/2023
Attritional	$12	5.5	pts	$809	33.2	pts	$821	38.7	pts
Catastrophes	68	2.8	pts	(13)	(0.5)	pts	55	2.2	pts
Total segment	$80	8.3	pts	$796	32.7	pts	$875	40.9	pts

Variance 2023/2022
Attritional	$50	(1.6)	pts	$315	11.7	pts	$365	10.1	pts
Catastrophes	(101)	(4.0)	pts	—	—	pts	(101)	(4.0)	pts
Total segment	$(51)	(5.5)	pts	$315	11.7	pts	$265	6.1	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 42.4% to $2.9 billion in 2024, compared to $2.1 billion in 2023. The increase was mainly due to an increase in unfavorable development on prior year attritional losses of $809 million in 2024, primarily driven by a combination of social inflation and portfolio concentrations in certain U.S. casualty lines, as well as an increase of $12 million of current year attritional losses and an increase of $68 million in current year catastrophe losses, partially offset by higher favorable development on prior years catastrophe losses of $13 million. During 2024, prior year U.S. casualty reserves were strengthened by $1.1 billion. The reserve strengthening was driven by a combination of social inflation and portfolio concentrations in certain U.S casualty classes. The increase in current year attritional losses was primarily due to the strengthening of current year accident years on U.S Casualty reserves by $206 million partially offset by decreases in premium earned.
The current year catastrophe losses of $84 million in 2024 related primarily to Hurricane Milton ($42 million) and Hurricane Helene ($25 million), with the remaining losses resulting from various storm events. The $16 million of current year catastrophe losses in 2023 related primarily to the 2023 third quarter U.S. storms ($5 million), the 2023 Hawaii wildfire ($5 million) and the 2023 December U.S. East Coast flooding ($5 million), with the remaining losses resulting from various storm events.
Segment Expenses. Commission and brokerage decreased to $254 million in 2024, compared to $281 million in 2023. The decrease was mainly due to the decrease in premiums earned and mostly from the change in the mix of business. Segment other underwriting expenses increased to $383 million in 2024, compared to $381 million in 2023. The increase related to the continued build out of the insurance business.
Other.
The Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses.
The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Years Ended December 31,			2024/2023		2023/2022
(Dollars in millions)	2024	2023	2022	Variance	% Change	Variance	% Change
Gross written premiums	$178	$241	$233	$(63)	(26.2)%	$8	3.3%
Net written premiums	149	197	182	(48)	(24.4)%	15	8.2%

Premiums earned	$172	$199	$173	$(26)	(13.1)%	$25	14.6%
Incurred losses and LAE	533	232	77	301	NM	155	NM
Commission and brokerage	28	25	18	2	9.6%	7	38.4%
Other underwriting expenses	24	27	22	(2)	(9.1)%	5	20.2%
Underwriting gain (loss)	$(413)	$(86)	$55	$(327)	NM	$(141)	NM
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased to $178 million in 2024, compared to $241 million in 2023. Net written premiums decreased to $149 million in 2024, compared to $197 million in 2023. Gross written premium is primarily coming from the sports and leisure business. Premiums earned decreased to $172 million in 2024, compared to $199 million in 2023. The decreases in gross written premiums, net written premiums and premiums earned are due to the lines of business included in this segment primarily being in run-off, except for a limited number of renewed and new policies written on the Company's paper by the purchaser of the sports and leisure business sold in October 2024, for a finite period of time post-closing.
Incurred Losses and LAE. Incurred losses and LAE increased to $533 million in 2024, compared to $232 million in 2023. The increase was mainly due to unfavorable development on prior years’ attritional losses of $251 million. During 2024, the unfavorable development on prior year losses for the Company’s Other segment of 334 million was mainly related to North America casualty lines for accident years 2019 through 2023 that were impacted by social inflation, including A&E reserve strengthening of $54 million resulting in a 3-year net asbestos survival ratio of 7 years.
Segment Expenses. Commission and brokerage and other underwriting expenses remained relatively flat year over year.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at December 31, 2024 and December 31, 2023 was $7.3 billion and $7.2 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our main operating company, Everest Re, is regulated by the State of Delaware’s Department of Insurance. The regulatory body has its own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions.
The regulatory targeted capital and the actual statutory capital for Everest Re was as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2024	2023
Regulatory targeted capital	$4,799	$4,242
Actual capital	$8,126	$6,963
(1) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
Our financial strength ratings, as determined by A.M. Best, S&P and Moody’s, are important, as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt markets as a result of our financial strength, as evidenced by the financial strength ratings assigned by independent rating agencies. See also ITEM 1, Business - “Financial Strength Ratings”.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $2.5 billion and $2.4 billion for the years ended December 31, 2024 and 2023, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2024 and December 31, 2023, we held cash and short-term investments of $3.4 billion and $1.8 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at December 31, 2024, we had $369 million of fixed maturity securities - available for sale maturing within one year or less, $3.1 billion maturing within one to five years and $3.6 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At December 31, 2024, we had $463 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $569 million of pre-tax unrealized depreciation and $106 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing. However, given the catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has access to ample liquidity to settle its catastrophe claims and/or any payments due for its catastrophe bond program.
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2024, Everest Re had statutory admitted assets of approximately $30.8 billion which provides borrowing capacity of up to approximately $3.1 billion. As of December 31, 2024, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. See Note 9 – Federal Home Loan Bank Membership to the Notes to the Consolidated Financial Statements for further details.
Market Sensitive Instruments.
SEC registrants are required to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “Market Sensitive Instruments”). We do not generally enter into Market Sensitive Instruments for trading purposes.

Our current investment strategy seeks to maximize after-tax income principally through a high quality, diversified, fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of investments is adjusted periodically, consistent with our current and projected operating results and market conditions. The fixed maturity securities in the investment portfolio are comprised of available for sale and held to maturity securities. Additionally, we have invested in equity securities.
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
Our $26.6 billion investment portfolio, at December 31, 2024, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest Rate Risk. Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $4.8 billion of mortgage-backed securities in the $17.9 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
The tables below display the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.8 billion of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. The market value change under the various interest rate change scenarios was estimated by taking duration into account, with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2024
(Dollars in millions)	-200	-100	0	100	200
Total Fair Value	$22,026	$21,394	$20,761	$20,129	$19,497
Fair Value Change from Base (%)	6.1%	3.0%	—%	(3.0)%	(6.1)%
Change in Unrealized Appreciation
After-tax from Base ($)	$999	$500	$—	$(500)	$(999)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2023
(Dollars in millions)	-200	-100	0	100	200
Total Fair Value	$19,196	$18,638	$18,081	$17,523	$16,965
Fair Value Change from Base (%)	6.2%	3.1%	—%	(3.1)%	(6.2)%
Change in Unrealized Appreciation
After-tax from Base ($)	$881	$441	$—	$(441)	$(881)
We had $19.3 billion and $15.8 billion of gross reserves for losses and LAE as of December 31, 2024 and December 31, 2023, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each non-U.S. operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these non-U.S. operations are the Singapore and Canadian Dollars. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with GAAP guidance, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2024
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(401)	$(201)	$—	$201	$401

	Change in Foreign Exchange Rates in Percent
	At December 31, 2023
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(164)	$(82)	$—	$82	$164
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Sensitive Instruments” in ITEM 7.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s internal controls are not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report due to the Company’s status as a non-accelerated filer.
Changes in Internal Control over Financial Reporting.
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
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal accountant fees incurred are as follows for the periods indicated:

(Dollars in millions)		2024	2023
(1)	Audit Fees	$2.4	$2.5
(2)	Audit-Related Fees	0.2	0.3
(3)	Tax Fees	0.4	1.0
(4)	All Other Fees	—	—
Audit fees include the annual audit and quarterly financial statement reviews, subsidiary audits and procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit fees may also include statutory audits or financial audits for our subsidiaries or affiliates and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.
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
Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors. The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-

approve any such services. It may determine, for each fiscal year, the appropriate ratio between the total amount of audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified as “All Other Fees”. All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by the independent auditors of the non-audit related services disclosed is compatible with maintaining their independence. The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2024 and 2023.

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

4.1
Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.2
Fourth Supplemental Indenture relating to Holdings $400 million 4.868% Senior Notes due June 1, 2044, dated June 5 2014, between Holdings and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on July 5, 2014.

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

*10.2	Employment agreement between Everest Group, Ltd. and Juan Andrade dated August 1, 2019, incorporated herein by reference to Exhibit 10.1 to Everest Group Ltd. Form 8-K filed on August 8, 2019.

*10.3	Employment agreement between Everest Global Services, Inc. and Mark Kociancic, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

*10.4	Employment agreement between Everest Global Services, Inc. and James Williamson, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 8-K filed on October 1, 2020

*10.5	Employment agreement between Everest Global Services, Inc. and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

*10.6
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on January 6, 2017

*10.7
Amendment of employment agreement between Everest Global Services, Inc. and Sanjoy Mukherjee, dated February 12, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on February 17, 2016

*10.8
Departure of Sanjoy Mukherjee, Executive Vice President, General Counsel and Secretary of Everest Group, Ltd. effective July 3, 2023, herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

*10.9	Employment agreement made effective as of June 12, 2023, between Everest Global Services, Inc. and Ricardo A. Anzaldua, filed herewith

*10.10
Amendment to Employment Agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Juan C. Andrade dated April 22, 2024, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.11
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Mark Kociancic dated April 25, 2024, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.12
Amended and Restated Employment Agreement between Everest Global Services, Inc. and James Williamson dated April 26, 2024, incorporated herein by reference to Exhibit 10.3 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.13
Amended and Restated Employment Agreement between Everest National Insurance Company and Michael Karmilowicz dated March 24, 2024, incorporated herein by reference to Exhibit 10.4 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.14
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Ricardo Anzaldua dated April 22, 2024, incorporated herein by reference to Exhibit 10.5 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.15
Employment agreement between Everest Global Services, Inc., and John P. Doucette, dated October 21, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 26, 2016

14.1	Ethics Guidelines and Index to Compliance Policies, incorporated herein by reference to Exhibit 14.1 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

23.1	Consent of KPMG LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of James Williamson, filed herewith

31.2	Section 302 Certification of Mark Kociancic, filed herewith

32.1	Section 906 Certification of James Williamson and Mark Kociancic, filed herewith

97.1	Everest Group, Ltd. Clawback Policy, incorporated herein by reference to Exhibit 97.1 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2025.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JAMES WILLIAMSON
JAMES WILLIAMSON (President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES WILLIAMSON	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2025
James Williamson

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer and Director	March 18, 2025
Mark Kociancic

/S/ ROBERT J. FREILING	Senior Vice President and Chief Accounting Officer	March 18, 2025
Robert J. Freiling

EVEREST REINSURANCE HOLDINGS, INC.
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder
Everest Reinsurance Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Everest Reinsurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity, and cash flows for the year then ended, and the related notes and financial statement schedules listed in the accompanying index appearing on Page F-1 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimate of the reserve for losses and loss adjustment expenses

As discussed in Notes 1E and 4 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents the Company’s best estimate of the ultimate liability for reported and unreported claims for both its insurance and reinsurance businesses. The Company uses a variety of statistical and actuarial techniques to develop estimates of ultimate losses and loss adjustment expenses by underwriting or accident year, sorted by exposure groupings. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios; (3) actuarial methodologies and assumptions; (4) current legal interpretations of coverage and liability; and (5) economic conditions. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2024 was $19,271 million.

We identified the evaluation of the estimate of the reserve for losses and loss adjustment expenses as a critical audit matter. Evaluation of the estimate required subjective auditor judgment and the involvement of actuarial professionals with specialized skills and knowledge to assess the methods and assumptions used to estimate the reserve for losses and loss adjustment expenses.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the reserve for losses and loss adjustment expenses. This included controls related to the selection of methodologies and certain assumptions used to derive the Company’s estimate. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•assessing the Company’s actuarial methodologies and assumptions used in estimating the reserve for losses and loss adjustment expenses by comparing the Company’s methodologies to generally accepted actuarial methods and evaluating the assumptions used based on actuarial judgment, company history, and industry practices
•evaluating the Company’s estimated reserve for losses and loss adjustment expenses for certain lines of business by comparing each one to an independently developed range of reasonable estimates
•evaluating the Company’s estimated reserve for losses and loss adjustment expenses for certain lines of business by assessing management’s methods and assumptions used to derive their loss estimates
•evaluating the Company’s process for estimating the reserve for losses and loss adjustment expenses for catastrophic events
•developing an overall range of reserve estimates to assess the position of the Company’s recorded reserve for losses and loss adjustment expenses relative to the range.
/s/ KPMG LLP
New York, New York
March 18, 2025
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Everest Reinsurance Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholder’s equity and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the "consolidated financial statements").
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2024, except for the changes in segment presentation discussed in Note 6 to the consolidated financial statements, as to which the date is March 18, 2025
We served as the Company’s auditor from 1996 to 2024.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, par value per share)	2024	2023
ASSETS:
Fixed maturities - available for sale, at fair value	$17,186	$15,932
(amortized cost: 2024, $17,685; 2023, $16,304, credit allowances: 2024, $(36); 2023, $(48))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2024, $759; 2023, $850, net of credit allowances: 2024, $(8); 2023, $(8))	757	851
Equity securities, at fair value	110	91
Other invested assets	3,639	3,259
Other invested assets, at fair value	1,523	1,481
Short-term investments	2,819	1,298
Cash	616	527
Total investments and cash	26,650	23,439
Accrued investment income	248	222
Premiums receivable (net of credit allowances: 2024, $(35); 2023, $(28))	2,350	2,245
Reinsurance recoverables - unaffiliated (net of credit allowances: 2024, $(36); 2023, $(22))	2,481	1,816
Reinsurance recoverables - affiliated	1,302	1,547
Income tax asset, net	410	141
Funds held by reinsureds	336	306
Deferred acquisition costs	810	659
Prepaid reinsurance premiums	593	490
Other assets (net of credit allowances: 2024, $(9); 2023, $(9))	1,029	774
TOTAL ASSETS	$36,209	$31,638

LIABILITIES:
Reserve for losses and loss adjustment expenses	$19,271	$15,796
Unearned premium reserve	4,193	3,886
Funds held under reinsurance treaties	57	54
Amounts due to reinsurers	522	488
Losses in course of payment	127	139
Income tax liability, net	—	29
Notes payable, affiliated	600	—
Senior notes	2,350	2,349
Long-term notes	218	218
Borrowings from FHLB	1,019	819
Accrued interest on debt and borrowings	22	22
Unsettled securities payable	84	126
Other liabilities	450	526
TOTAL LIABILITIES	28,913	24,451

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2024 and 2023)	—	—
Additional paid-in capital	1,103	1,102
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $(107) at 2024 and $(76) at 2023	(400)	(287)
Retained earnings	6,593	6,372
Total stockholder's equity	7,296	7,187
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$36,209	$31,638
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions of U.S. dollars)	2024	2023	2022

REVENUES:
Premiums earned	$9,090	$8,536	$7,876
Net investment income	1,250	993	638
Total net gains (losses) on investments	76	(180)	(982)
Other income (expense)	64	(11)	(6)
Total revenues	10,481	9,337	7,526

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	7,430	5,578	5,823
Commission, brokerage, taxes and fees	1,946	1,851	1,632
Other underwriting expenses	606	574	501
Corporate expenses	19	18	26
Interest, fee and bond issue cost amortization expense	150	134	101
Total claims and expenses	10,152	8,156	8,083

INCOME (LOSS) BEFORE TAXES	329	1,181	(557)
Income tax expense (benefit)	108	210	(112)

NET INCOME (LOSS)	$221	$972	$(445)

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	(78)	374	(1,011)
Reclassification adjustment for realized losses (gains) included in net income (loss)	(25)	153	73
Total URA(D) of securities arising during the period	(103)	527	(938)

Foreign currency translation adjustments	(42)	17	(18)

Benefit plan actuarial net gain (loss) for the period	34	15	15
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	(1)	2	2
Total benefit plan net gain (loss) for the period	33	17	17
Total other comprehensive income (loss), net of tax	(113)	561	(939)

COMPREHENSIVE INCOME (LOSS)	$108	$1,533	$(1,384)
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(In millions of U.S. dollars, except share amounts)	2024	2023	2022
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,102	$1,102	$1,102
Share-based compensation plans	1	—	—
Balance, end of period	1,103	1,102	1,102

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(287)	(848)	91
Net increase (decrease) during the period	(113)	561	(939)
Balance, end of period	(400)	(287)	(848)

RETAINED EARNINGS:
Balance, beginning of period	6,372	5,400	5,845
Net income (loss)	221	972	(445)
Balance, end of period	6,593	6,372	5,400

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$7,296	$7,187	$5,654
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions of U.S. dollars)	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$221	$972	$(445)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(124)	(519)	(3)
Decrease (increase) in funds held by reinsureds, net	(28)	9	(9)
Decrease (increase) in reinsurance recoverables	(466)	424	70
Decrease (increase) in income taxes	(267)	27	(286)
Decrease (increase) in prepaid reinsurance premiums	(112)	(25)	(36)
Increase (decrease) in reserve for losses and loss adjustment expenses	3,548	797	1,885
Increase (decrease) in unearned premiums	324	703	189
Increase (decrease) in amounts due to reinsurers	49	48	50
Increase (decrease) in losses in course of payment	(11)	61	(197)
Change in equity adjustments in limited partnerships	(121)	(83)	(90)
Distribution of limited partnership income	93	57	107
Change in other assets and liabilities, net	(520)	(274)	(130)
Non-cash compensation expense	50	39	37
Amortization of bond premium (accrual of bond discount)	(96)	(43)	22
Net (gains) losses on investments	(76)	180	982
Net cash provided by (used in) operating activities	2,465	2,374	2,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	2,662	1,206	1,399
Proceeds from fixed maturities sold - available for sale	2,207	2,546	2,645
Proceeds from fixed maturities matured/called/repaid - held to maturity	152	82	39
Proceeds from equity securities sold	13	126	2,203
Distributions from other invested assets	280	127	135
Cost of fixed maturities acquired - available for sale	(6,283)	(6,518)	(5,928)
Cost of fixed maturities acquired - held to maturity	(49)	(112)	(125)
Cost of equity securities acquired	(11)	(14)	(951)
Cost of other invested assets acquired	(644)	(611)	(1,241)
Net change in short-term investments	(1,459)	(444)	(113)
Net change in unsettled securities transactions	(37)	172	(52)
Proceeds from repayment (cost of issuance) of notes receivable - affiliated	—	840	(340)
Net cash provided by (used in) investing activities	(3,168)	(2,599)	(2,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	1	(38)	(37)
Net FHLB borrowings (repayments)	200	300	—
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	600	—	(6)
Proceeds from issuance of senior notes	—	—	—
Net cash provided by (used in) financing activities	801	262	(43)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8)	10	8

Net increase (decrease) in cash	89	46	(218)
Cash, beginning of period	527	481	699
Cash, end of period	$616	$527	$481

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$375	$182	$174
Interest paid	147	130	98

NON-CASH TRANSACTIONS
Reclassification of specific investments from fixed maturity securities, available for sale at fair value
to fixed maturity securities, held to maturity at amortized cost net of credit allowances	$21	$—	$722
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest Global Services, Inc. (“Global Services”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Reinsurance Company - Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. Whitney Securities, Inc., Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Specialty Underwriters Services, LLC, Everest International Assurance, Ltd. (“Everest Assurance”), Salus Systems (“Salus”) and Mt. McKinley Managers, L.L.C. All intercompany accounts and transactions have been eliminated. All amounts are reported in United States (“U.S.”) dollars.
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
Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2024 presentation.
B.Investments and Cash.
Fixed maturity securities designated as available for sale reflect unrealized appreciation and depreciation, as a result of changes in fair value during the period, in stockholder’s equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets. The Company reviews all of its fixed maturity, available for sale securities whose fair value has fallen below their amortized cost at the time of review. The Company then assesses whether the decline in value is due to non-credit related or credit related factors. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute a credit impairment, but rather a non-credit related decline in fair value. Non-credit related declines in fair value are recorded as unrealized losses in accumulated other comprehensive income (loss). If the Company intends to sell the impaired security or is more likely than not to be required to sell the security before an anticipated recovery in value, the Company records the entire impairment in net gains (losses) on investments in the Company’s consolidated statements of operations and comprehensive income (loss). If the Company determines that the decline is credit related and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the Company establishes a credit allowance equal to the estimated credit loss and is recorded in net gains (losses) on investments in the Company’s consolidated statements of operations and comprehensive income (loss). The determination of credit related or non-credit related impairment is first based on an assessment of qualitative factors, which may determine that a qualitative analysis is sufficient to support the conclusion that the present value of expected cash flows equals or exceeds the security’s amortized cost basis. However, if the qualitative assessment suggests a credit loss may exist, a quantitative assessment is performed, and the amount of the allowance for a given security will generally be the difference between a discounted cash flow model and the Company’s carrying value. The Company will adjust the credit allowance account for future changes in credit loss estimates for a security and record this adjustment through net gains (losses) on investments in the Company’s consolidated statements of operations and comprehensive income (loss).
Fixed maturity securities designated as held to maturity consist of debt securities for which the Company has both the positive intent and ability to hold to maturity or redemption and are reported at amortized cost, net of the current expected credit loss allowance. Interest income for fixed maturity securities held to maturity is determined in the same manner as interest income for fixed maturity securities available for sale. The Company evaluates fixed maturity securities classified as held to maturity for current expected credit losses utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. The majority of these fixed maturities classified as held to maturity are of a high credit quality and are rated investment grade as of December 31, 2024.
Interest, dividend income and amortization of fixed maturity market premium and discounts, related to securities are recorded in net investment income, net of investment management and custody fees in the Company’s consolidated statements of operations and comprehensive income (loss). The Company does not create an allowance for uncollectible interest. If interest is not received when due, the interest receivable is immediately reversed and no additional interest is accrued. If future interest is received that has not been accrued, it is recorded as income at that time. The Company’s assessments are based on the issuers’ current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.
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
For some non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For other non-publicly traded securities, investment managers’ valuation committees will estimate fair value, and in many instances, these fair values are supported with opinions from qualified independent third parties. All fair value estimates from investment managers are reviewed by the Company for reasonableness. For publicly traded securities, fair value is based on quoted market prices or valuation models that use observable market inputs. When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
Other invested assets include limited partnerships, corporate-owned life insurance (“COLI”), rabbi trusts and other investments. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag and are included within net investment income. COLI policies are carried at policy cash surrender value and changes in the policy cash surrender value are included within net investment income.
Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), an affiliated entity. The fair values of the Preferred Holdings convertible preferred stock at December 31, 2024 and December 31, 2023 were determined using a pricing model.

Cash includes cash on hand. Restricted cash is included within cash in the consolidated balance sheets and represents amounts held for the benefit of third parties that is legally or contractually restricted as to its withdrawal or usage. Amounts include cash in trust funds set up for the benefit of ceding companies.
C.Allowance for Premium Receivable and Reinsurance Recoverables.
The Company applies the Current Expected Credit Losses methodology for estimating allowances for credit losses. The Company evaluates the recoverability of its premiums and reinsurance recoverable balances and establishes an allowance for estimated uncollectible amounts.
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
A portion of the Company's commercial lines business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are policies whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements and oversight. The allowance for receivables for loss within a deductible and retrospectively-rated policy premiums is recorded within other assets in the consolidated balance sheets. The allowance is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for receivables for loss within a deductible and retrospectively-rated policy premiums considers the current economic environment as well as the probability-weighted macroeconomic scenarios.
The Company records total credit loss expenses related to premiums receivable in other underwriting expenses and records credit loss expenses related to deductibles in incurred losses and loss adjustment expenses (“LAE”) in the Company’s consolidated statements of operations and comprehensive income (loss).
The allowance for uncollectible reinsurance recoverable reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance recoverable includes an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance recoverable or charge off reinsurer balances that are determined to be uncollectible.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverable become due, it is possible that future adjustments to the Company’s reinsurance recoverable, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
The allowance is estimated as the amount of reinsurance recoverable exposed to loss multiplied by estimated factors for the probability of default. The reinsurance recoverable exposed is the amount of reinsurance recoverable net of collateral and other offsets, considering the nature of the collateral, potential future changes in collateral values and historical loss information for the type of collateral obtained. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The Company's evaluation of the required allowance for reinsurance recoverable considers the current economic environment as well as macroeconomic scenarios.
The Company records credit loss expenses related to reinsurance recoverable in incurred losses and LAE in the Company’s consolidated statements of operations and comprehensive income (loss). Write-offs of reinsurance recoverable and any related allowance are recorded in the period in which the balance is deemed uncollectible.
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
E.Reserve for Losses and LAE.
The reserve for losses and LAE is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. Provisions are also included for certain potential liabilities, including those relating to asbestos and environmental (“A&E”) exposures, catastrophe exposures, COVID-19 and other exposures, for which liabilities cannot be estimated using traditional reserving techniques. See also Note 4 of the Notes to these Consolidated Financial Statements. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance recoverable and incurred losses and LAE are presented net of reinsurance.
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
During 2023, the Company refined its premium estimation methodology for its risk attaching reinsurance contracts within its Reinsurance segment to continue to recognize gross written premium over the term of the treaty, albeit over a different pattern than what was previously used. The refined estimate resulted in an increase of gross written premium for the twelve months ended December 31, 2023, and has further aligned the estimation methodology across the reinsurance division globally. This change had no impact on the total written premium to be recognized over the term of the treaty. There was no impact on net earned premium and therefore, no impact on income from continuing operations, net income or any related per-share amounts.
G.Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers. Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2024 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.

H.Income Taxes.
Holdings and its wholly owned subsidiaries file a consolidated U.S. Corporation Income Tax Return. The Company’s foreign subsidiaries and foreign branches of its U.S. subsidiaries file country and local corporation income tax returns as required. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax basis of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.
As an accounting policy, the Company has adopted the aggregate portfolio approach for releasing disproportionate income tax effects from Accumulated Other Comprehensive Income.
I.Foreign Currency.
The Company transacts business in numerous currencies through business units located around the world. The functional currency for each business unit is determined by the local currency used for most economic activity in that area. Movements in exchange rates related to transactions in currencies other than a business unit’s functional currency for monetary assets and liabilities are remeasured through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale fixed maturities securities, which are excluded from net income (loss) and accumulated in stockholder’s equity, net of deferred taxes.
The business units’ functional currency financial statements are translated to the Company’s reporting currency, U.S. dollars, using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the statements of operations and comprehensive income (loss). Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated as a separate component of other comprehensive income (loss) in stockholder’s equity.
J.Segmentation.
The Company, through its subsidiaries, conducts business through two reportable segments: Reinsurance and Insurance. During the fourth quarter of 2024, the Company revised the classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new operating segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, during the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the reportable segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are now managed due to changes in management beginning in the fourth quarter of 2023. These segment presentation changes have been reflected retrospectively. See also Note 6 of the Notes to these Consolidated Financial Statements
K.Recent Accounting Pronouncements.
Adoption of New Accounting Standards
On November 27, 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which requires enhanced disclosures related to a public entity’s reportable segments. The Company adopted the accounting standard effective year end 2024. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements. The Company did not adopt any other new accounting standards that had a material impact in 2024.

Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2024 by the FASB on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2024. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Holdings.
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
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued Accounting Standard Update No. 2024-03, which requires additional disclosure about specific expense categories included in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
2.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$266	$—	$—	$(11)	$255
Obligations of U.S. states and political subdivisions	75	—	—	(5)	70
Corporate securities	4,156	(35)	37	(160)	3,997
Asset-backed securities	5,321	—	24	(35)	5,311
Mortgage-backed securities
Commercial	479	—	—	(38)	441
Agency residential	3,306	—	10	(166)	3,151
Non-agency residential	1,164	—	9	(11)	1,161
Foreign government securities	1,013	—	8	(52)	970
Foreign corporate securities	1,905	—	17	(91)	1,831
Total fixed maturity securities - available for sale	$17,685	$(36)	$106	$(569)	$17,186
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$265	$—	$—	$(17)	$247
Obligations of U.S. states and political subdivisions	138	—	1	(11)	128
Corporate securities	4,400	(47)	96	(160)	4,289
Asset-backed securities	5,307	—	23	(48)	5,282
Mortgage-backed securities
Commercial	575	—	—	(53)	522
Agency residential	2,532	—	27	(124)	2,435
Non-agency residential	429	—	14	(1)	441
Foreign government securities	859	—	15	(39)	835
Foreign corporate securities	1,800	—	35	(82)	1,753
Total fixed maturity securities - available for sale	$16,304	$(48)	$212	$(536)	$15,932
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)

	At December 31, 2023
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$150	$(2)	$1	$(3)	$146
Asset-backed securities	604	(5)	4	(10)	593
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	7	—	90
Total fixed maturity securities - held to maturity	$859	$(8)	$12	$(13)	$850
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$383	$369	$546	$537
Due after one year through five years	3,262	3,145	2,402	2,310
Due after five years through ten years	2,506	2,406	2,842	2,784
Due after ten years	1,264	1,202	1,672	1,621
Asset-backed securities	5,321	5,311	5,307	5,282
Mortgage-backed securities
Commercial	479	441	575	522
Agency residential	3,306	3,151	2,532	2,435
Non-agency residential	1,164	1,161	429	441
Total fixed maturity securities - available for sale	$17,685	$17,186	$16,304	$15,932
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2024		At December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$7	$7	$5	$5
Due after one year through five years	67	67	59	58
Due after five years through ten years	37	35	43	42
Due after ten years	150	152	127	131
Asset-backed securities	484	477	604	593
Mortgage-backed securities
Commercial	21	21	21	21
Total fixed maturity securities - held to maturity	$765	$759	$859	$850
(Some amounts may not reconcile due to rounding.)
During 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity - available for sale portfolio to its fixed maturity - held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of December 31, 2024, $34 million of unrealized loss from the date of the re-designation remained in accumulated other comprehensive income on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.
The changes in net URA(D) for the Company’s investments are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale and short-term investments	$(131)	$667
Change in URA(D), pre-tax	(131)	667
Deferred tax benefit (expense)	28	(140)
Change in URA(D), net of deferred taxes, included in stockholder's equity	$(103)	$527
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2024 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	43	(1)	187	(10)	230	(11)
Obligations of U.S. states and political subdivisions	9	—	40	(5)	48	(5)
Corporate securities	1,502	(42)	1,169	(116)	2,670	(160)
Asset-backed securities	843	(17)	501	(18)	1,344	(35)
Mortgage-backed securities
Commercial	6	—	408	(38)	415	(38)
Agency residential	1,784	(70)	583	(95)	2,367	(166)
Non-agency residential	650	(11)	24	—	674	(11)
Foreign government securities	298	(11)	376	(41)	674	(52)
Foreign corporate securities	689	(18)	569	(72)	1,258	(91)
Total	$5,823	$(171)	$3,856	$(397)	$9,680	$(567)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(1)
Total fixed maturity securities - available for sale	$5,841	$(172)	$3,856	$(397)	$9,697	$(569)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2024 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$53	$(2)	$166	$(11)	$219	$(13)
Due in one year through five years	895	(22)	1,313	(107)	2,209	(129)
Due in five years through ten years	1,127	(23)	572	(92)	1,699	(115)
Due after ten years	465	(26)	289	(35)	754	(61)
Asset-backed securities	843	(17)	501	(18)	1,344	(35)
Mortgage-backed securities	2,441	(81)	1,015	(134)	3,455	(215)
Total	$5,823	$(171)	$3,856	$(397)	$9,680	$(567)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(1)
Total fixed maturity securities - available for sale	$5,841	$(172)	$3,856	$(397)	$9,697	$(569)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2024 were $9.7 billion and $569 million, respectively. The fair value of securities for the single issuer (the U.S. government) whose securities comprised the largest unrealized loss position at December 31, 2024, amounted to approximately 1.1% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at December 31, 2024 comprised less than 0.5% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $172 million of unrealized losses related to fixed maturity securities available for sale that have been in an unrealized loss position for less than one year were generally comprised of agency residential mortgage-backed securities, domestic and foreign corporate securities, foreign government securities, asset-backed securities and non-agency residential mortgage-backed securities. Of these unrealized losses, $167 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $397 million of unrealized losses related to fixed maturity securities available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, commercial mortgage-backed securities, agency residential mortgage-backed securities, asset-backed securities as well as U.S. government securities and obligations. Of these unrealized losses, $377 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of December 31, 2024, the unrealized losses are due to changes in interest rates and non-issuer specific credit spreads and are not credit related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2023 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	7	—	238	(17)	245	(17)
Obligations of U.S. states and political subdivisions	3	—	74	(11)	77	(11)
Corporate securities	673	(47)	1,150	(112)	1,822	(160)
Asset-backed securities	179	(2)	1,958	(46)	2,138	(48)
Mortgage-backed securities
Commercial	19	—	491	(53)	511	(53)
Agency residential	203	(2)	1,030	(123)	1,233	(124)
Non-agency residential	125	(1)	3	—	128	(1)
Foreign government securities	38	(1)	423	(38)	461	(39)
Foreign corporate securities	120	(2)	821	(80)	940	(82)
Total	$1,367	$(54)	$6,187	$(481)	$7,554	$(536)
Securities where an allowance for credit loss was recorded	2	(1)	—	—	2	(1)
Total fixed maturity securities - available for sale	$1,369	$(55)	$6,187	$(481)	$7,556	$(536)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2023 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$84	$(1)	$263	$(10)	$348	$(11)
Due in one year through five years	227	(5)	1,317	(96)	1,544	(101)
Due in five years through ten years	150	(5)	951	(128)	1,101	(133)
Due after ten years	379	(39)	174	(25)	553	(64)
Asset-backed securities	179	(2)	1,958	(46)	2,138	(48)
Mortgage-backed securities	347	(3)	1,523	(176)	1,871	(179)
Total	$1,367	$(54)	$6,187	$(481)	$7,554	$(536)
Securities where an allowance for credit loss was recorded	2	(1)	—	—	2	(1)
Total fixed maturity securities - available for sale	$1,369	$(55)	$6,187	$(481)	$7,556	$(536)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2023 were $7.6 billion and $0.5 billion, respectively. The fair value of securities for the single issuer (the U.S. government) whose securities comprised the largest unrealized loss position at December 31, 2023, did not exceed 1.4% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss at December 31, 2023 comprised less than 0.5% of the Company’s fixed maturity securities available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $55 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities, asset-backed securities as well as commercial and agency residential mortgage-backed securities. Of these unrealized losses, $39 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $481 million of unrealized losses related to fixed maturity securities available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as agency residential mortgage backed securities. Of these unrealized losses, $455 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Fixed maturities	$1,019	$822	$510
Equity securities	3	3	16
Short-term investments and cash	98	74	16
Other invested assets
Limited partnerships	34	37	72
Dividends from preferred shares of affiliate	31	31	31
Other	104	59	30
Gross investment income before adjustments	1,289	1,027	675
Funds held interest income (expense)	7	3	6
Interest income from Parent	—	7	11
Gross investment income	1,297	1,038	691
Investment expenses	46	46	52
Net investment income	$1,250	$993	$638
(Some amounts may not reconcile due to rounding.)
The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income. The net investment income from limited partnerships is dependent upon the Company’s share of the net asset values (“NAV”) of interests underlying each limited partnership. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one-month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.
The Company had contractual commitments to invest up to an additional $2.0 billion in limited partnerships and private placement loan securities at December 31, 2024. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2034.
In 2022, the Company entered into COLI policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.7 billion and $1.3 billion as of December 31, 2024 and December 31, 2023, respectively.
Other invested assets, at fair value, as of December 31, 2024 and December 31, 2023, were comprised of preferred shares held in Preferred Holdings, a wholly-owned subsidiary of Group. See Note 15 of the Notes to these Consolidated Financial Statements.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities, but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of December 31, 2024 and 2023, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary, as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2024 and 2023 is limited to the total carrying value of $3.6 billion and $3.3 billion, respectively, which are included in general and limited partnerships, COLI policies and other alternative investments in other invested assets in the Company's consolidated balance sheets. Exposure relating specifically to general and limited partnerships as of December 31, 2024 and 2023 is limited to the total carrying value of $1.9 billion.
As of December 31, 2024, the Company has outstanding commitments totaling $838 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Fixed maturity securities:
Allowances for credit losses	$12	$(1)	$(27)
Net realized gains (losses) from dispositions	19	(192)	(79)
Gains (losses) from fair value adjustments	—	—	—
Equity securities:
Net realized gains (losses) from dispositions	1	8	117
Gains (losses) from fair value adjustments	1	(4)	(447)
Other invested assets	1	—	13
Other invested assets, fair value:
Gains (losses) from fair value adjustments	42	9	(558)
Short-term investment gains (losses)	—	—	—
Total net gains (losses) on investments	$76	$(180)	$(982)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2024
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Balance, beginning of period	$(47)	$—	$—	$(48)
Credit losses on securities where credit losses were not previously recorded	(9)	—	—	(9)
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	20	—	—	21
Balance, end of period	$(35)	$—	$—	$(36)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Held to Maturity
	Twelve Months Ended December 31, 2024
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Balance, beginning of period	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit losses were not previously recorded	—	—	(1)	(1)
Increases in allowance on previously impaired securities	—	—	—	—
Decreases in allowance on previously impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	1	—	1
Balance, end of period	$(2)	$(4)	$(1)	$(8)
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
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Proceeds from sales of fixed maturity securities - available for sale	$2,207	$2,546	$2,645
Gross gains from dispositions	76	12	9
Gross losses from dispositions	(57)	(204)	(88)

Proceeds from sales of equity securities	$13	$126	$2,203
Gross gains from dispositions	2	8	165
Gross losses from dispositions	(1)	—	(48)
Securities with a carrying value amount of $1.4 billion at December 31, 2024, were on deposit with or regulated by various state or governmental insurance departments in compliance with insurance laws. See Note 10 of the Notes to these Consolidated Financial Statements.
3.FAIR VALUE
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
The Company does not make any changes to prices received from the pricing services. In addition, the Company has procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including but not limited to, initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third-party investment asset managers, review of pricing statistics and trends and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
At December 31, 2024 and 2023, $2.2 billion and $2.0 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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
Fixed maturity securities listed in the tables have been categorized as Level 2, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values provided by the third-party pricing services are in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
Other invested assets, at fair value, were categorized as Level 3 at December 31, 2024 and 2023, because the balance was comprised of a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10-year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.
The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	255	—	255	—
Obligations of U.S. states and political subdivisions	70	—	70	—
Corporate securities	3,997	—	3,479	518
Asset-backed securities	5,311	—	3,654	1,657
Mortgage-backed securities
Commercial	441	—	441	—
Agency residential	3,151	—	3,151	—
Non-agency residential	1,161	—	1,161	—
Foreign government securities	970	—	970	—
Foreign corporate securities	1,831	—	1,817	14
Total fixed maturities - available for sale	17,186	—	14,997	2,189

Equity securities, fair value	110	79	26	5
Other invested assets, fair value	1,523	—	—	1,523
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	247	—	247	—
Obligations of U.S. states and political subdivisions	128	—	128	—
Corporate securities	4,289	—	3,617	672
Asset-backed securities	5,282	—	3,977	1,305
Mortgage-backed securities
Commercial	522	—	522	—
Agency residential	2,435	—	2,435	—
Non-agency residential	441	—	441	—
Foreign government securities	835	—	835	—
Foreign corporate securities	1,753	—	1,737	16
Total fixed maturities - available for sale	15,932	—	13,939	1,993

Equity securities, fair value	91	70	21	—
Other invested assets, fair value	1,481	—	—	1,481
(Some amounts may not reconcile due to rounding.)
The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	December 31, 2024				December 31, 2023
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance fixed maturities	$672	$1,305	$16	$1,993	$715	$994	$16	$1,725
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	—	1	—	4	—	—	4
Included in other comprehensive income (loss)	1	12	—	13	(2)	6	—	4
Purchases, issuances and settlements	(154)	339	(2)	183	(45)	305	—	260
Transfers in/(out) of Level 3 and reclassification
of securities in/(out) of investment categories	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance	$518	$1,657	$14	$2,189	$672	$1,305	$16	$1,993

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$(3)	$—	$—	$(3)	$9	$—	$—	$9
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 during 2024 or 2023.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 2, 7 and 8 of the Notes to these Consolidated Financial Statements. Fair values of long-term notes receivable from affiliates can be found within Note 15 to these Consolidated Financial Statements. Short-term investments are stated at cost, which approximates fair value. See Note 1 of the Notes to these Consolidated Financial Statements.
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
In addition, $239 million and $274 million of investments within other invested assets on the consolidated balance sheets as of December 31, 2024 and 2023, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
4.RESERVE FOR LOSSES AND LAE
Reserve for losses and LAE.
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023	2022
Gross reserves beginning of period	$15,796	$14,977	$13,121
Less reinsurance recoverables on unpaid losses	(3,182)	(3,684)	(3,651)
Net reserves beginning of period	12,614	11,294	9,470

Incurred related to:
Current year	6,219	5,599	5,815
Prior years	1,211	(21)	7
Total incurred losses and LAE	7,430	5,578	5,823

Paid related to:
Current year	1,006	1,169	1,097
Prior years	3,060	3,128	2,867
Total paid losses and LAE	4,067	4,298	3,964

Foreign exchange/translation adjustment	(97)	40	(35)

Net reserves end of period	15,880	12,614	11,294
Plus reinsurance recoverables on unpaid losses	3,391	3,182	3,684
Gross reserves end of period	$19,271	$15,796	$14,977
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $7.4 billion, $5.6 billion and $5.8 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in current year incurred losses in 2024 compared to 2023 primarily related to an increase of $323 million in current year catastrophe losses, as well as an increase of $297 million in current year attritional losses resulting from the impact of the increase in premiums earned and changes in the mix of business. The decrease in current year incurred losses in 2023 compared to 2022 primarily related to a decrease of $642 million in current year catastrophe losses, partially offset by an increase of $426 million in current year attritional losses resulting from the impact of the increase in premiums earned and changes in the mix of business.
Incurred prior years unfavorable development in losses was $1.2 billion in 2024. Incurred prior years favorable development in losses was $21 million in 2023 and $7 million in 2022. The net unfavorable development on prior year reserves of $1.2 billion in 2024 is comprised of $1.1 billion of unfavorable development on prior years attritional losses for insurance lines, mainly driven by a combination of social inflation and portfolio concentrations in certain U.S. casualty lines, $87 million of unfavorable development on prior years attritional losses for reinsurance lines due to prior year U.S. casualty reserves strengthening of $626 million, partially offset by favorable development of $545 million on well-seasoned reserves in property and mortgage lines and $333 million of unfavorable development on prior years attritional losses for Other segment, which is offset by $199 million of prior years attritional losses ceded to affiliated Bermuda entities. The net favorable development on prior year reserves of $21 million in 2023 is comprised of $410 million of favorable development on prior years attritional losses for reinsurance lines, mainly related to mortgage and short-tail lines of business, which is offset by $316 million of unfavorable development on prior years attritional losses for insurance lines, mainly related to casualty lines for accident years from 2016 through 2019, $82 million of unfavorable development on prior years attritional losses for Other segment, and $12 million of prior years attritional losses ceded to affiliated Bermuda entities. The prior year development also includes $37 million of commutations from stop loss agreements between Everest Re and Bermuda Re that are embedded within the Reinsurance Segment’s net favorable development on prior year attritional losses. The 2022 prior year development was primarily due to $113 million of strengthening of asbestos reserves mitigated primarily by reserve releases from the reinsurance segment.
The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.
The information about incurred and paid claims development for the years ended December 31, 2015 to December 31, 2023 is presented as supplementary information.
The Cumulative Number of Reported Claims is shown only for Insurance Casualty as it is impractical to provide the information for the remaining groups. The reinsurance groups each include pro rata contracts for which ceding companies provide only summary information via a bordereau. This summary information does not include the number of reported claims underlying the paid and reported losses. Therefore, it is not possible to provide this information. The Insurance Property group includes Accident and Health insurance business. This business is written via a master contract and individual claim counts are not provided. This business represents a significant enough portion of the business in the Insurance Property group so that including the number of reported claims for the remaining business would distort any analytics performed on the group.
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

At December 31,
2024
(Dollars in millions)
Net outstanding liabilities
Reinsurance Casualty	$6,549
Reinsurance Property	3,837
Insurance Casualty	4,898
Insurance Property	410
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance (1)	15,693

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	34
Reinsurance Property	350
Insurance Casualty	1,496
Insurance Property	252
Total reinsurance recoverable on unpaid claims (1)	2,132

Unallocated claims adjustment expenses	235
Other (2)	1,211
1,447

Total gross liability for unpaid claims and claim adjustment expense	$19,271
(Some amounts may not reconcile due to rounding.)
(1) Amounts disclosed are for reinsurance and insurance reportable segments.
(2) The other amount is primarily comprised of the new Other segment, which includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses.

The following tables present the ultimate loss and allocated LAE and the paid loss and allocated LAE, net of reinsurance for casualty and property, as well as the average annual percentage payout of incurred claims by age, net of reinsurance for each of our disclosed lines of business.
Reinsurance - Casualty Business

											At December 31, 2024
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2015	$513	$527	$518	$518	$518	$518	$518	$518	$518	$502	11	N/A
2016		509	528	528	528	528	528	528	528	545	13	N/A
2017			533	538	538	538	538	538	538	582	14	N/A
2018				880	865	911	933	984	1,095	1,085	144	N/A
2019					1,116	1,164	1,165	1,180	1,216	1,225	212	N/A
2020						1,161	1,133	1,102	1,093	1,107	255	N/A
2021							1,357	1,350	1,308	1,397	550	N/A
2022								1,317	1,276	1,359	717	N/A
2023									1,519	1,755	1,157	N/A
2024										1,624	1,441	N/A
										$11,181
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2015	$43	$101	$173	$285	$354	$385	$413	$406	$430	$433
2016		44	106	200	281	340	382	407	446	469
2017			51	143	230	305	390	445	502	541
2018				147	196	327	459	547	570	766
2019					180	292	399	510	564	795
2020						154	253	353	472	669
2021							151	227	374	549
2022								101	214	367
2023									155	285
2024										178
										$5,053
All outstanding liabilities prior to 2015, net of reinsurance										420
Liabilities for claims and claim adjustment expenses, net of reinsurance										$6,549
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	10.8%	8.3%	11.4%	12.5%	10.9%	9.7%	11.3%	4.3%	4.5%	0.7%

Reinsurance - Property Business

											At December 31, 2024
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2015	$1,192	$886	$818	$818	$818	$818	$818	$818	$818	$806	2	N/A
2016		1,480	1,325	1,325	1,321	1,320	1,321	1,320	1,321	1,319	2	N/A
2017			2,386	2,970	3,138	3,232	3,285	3,323	3,326	3,299	3	N/A
2018				2,218	2,107	2,097	2,045	2,015	1,967	2,006	4	N/A
2019					1,680	1,685	1,612	1,507	1,485	1,529	6	N/A
2020						1,832	1,875	1,815	1,794	1,795	8	N/A
2021							2,133	2,119	2,061	1,980	34	N/A
2022								2,482	2,169	2,034	185	N/A
2023									1,943	1,617	382	N/A
2024										2,659	1,278	N/A
										$19,045
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2015	$338	$522	$635	$706	$725	$749	$742	$750	$768	$766
2016		433	870	914	900	893	864	850	854	889
2017			773	1,983	2,451	2,730	2,896	2,913	2,979	3,203
2018				466	1,356	1,653	1,805	1,864	1,908	1,992
2019					655	1,025	1,270	1,389	1,483	1,586
2020						520	1,094	1,399	1,581	1,728
2021							629	1,267	1,625	1,919
2022								525	1,179	1,590
2023									512	951
2024										625
										$15,249
All outstanding liabilities prior to 2015, net of reinsurance										41
Liabilities for claims and claim adjustment expenses, net of reinsurance										$3,837
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	28.7%	32.9%	15.2%	8.5%	4.5%	1.8%	1.7%	4.4%	2.5%	(0.3)%

Insurance - Casualty Business

											At December 31, 2024
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2015	$470	$473	$480	$481	$406	$404	$403	$410	$401	$422	11	25,277
2016		477	481	508	511	438	420	431	439	446	12	29,136
2017			510	506	497	511	481	482	498	494	20	32,635
2018				571	557	570	569	586	647	670	35	32,410
2019					717	667	677	679	812	938	111	35,621
2020						817	858	824	834	950	231	37,939
2021							1,016	975	976	1,198	386	42,452
2022								982	1,033	1,412	621	44,427
2023									1,160	1,499	928	42,586
2024										1,440	1,241	32,884
										$9,468
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2015	$42	$126	$201	$262	$315	$340	$361	$378	$388	$396
2016		51	151	244	295	338	371	387	403	414
2017			52	158	246	315	365	404	424	454
2018				58	185	267	365	467	541	588
2019					68	208	343	443	576	733
2020						61	218	330	469	579
2021							102	233	404	619
2022								73	252	530
2023									85	283
2024										67
										$4,664
All outstanding liabilities prior to 2015, net of reinsurance										94
Liabilities for claims and claim adjustment expenses, net of reinsurance										$4,898
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	7.0%	15.2%	15.8%	14.3%	12.6%	11.0%	5.2%	4.6%	2.5%	1.8%

Insurance - Property Business

											At December 31, 2024
											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2015	$171	$162	$151	$152	$153	$154	$155	$157	$156	$157	1	N/A
2016		262	262	263	259	265	267	278	281	280	2	N/A
2017			449	455	443	450	452	469	470	470	1	N/A
2018				360	361	357	366	398	406	409	3	N/A
2019					323	307	301	343	359	354	6	N/A
2020						553	465	466	470	462	7	N/A
2021							593	546	563	587	36	N/A
2022								689	710	616	37	N/A
2023									549	509	66	N/A
2024										312	42	N/A
										$4,156
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Dollars in millions)
2015	$103	$147	$149	$151	$153	$154	$154	$155	$155	$156
2016		160	236	255	261	266	266	278	278	277
2017			169	388	418	437	451	466	466	468
2018				226	329	340	369	395	400	404
2019					219	287	300	335	343	348
2020						287	390	427	440	448
2021							319	458	514	534
2022								360	524	539
2023									374	414
2024										158
										$3,747
All outstanding liabilities prior to 2015, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$410
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	57.2%	24.8%	5.5%	4.6%	2.9%	1.6%	1.3%	0.3%	(0.1)%	0.3%
Reserving Methodology
The Company maintains reserves equal to management’s estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Net income will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.
The detailed data required to evaluate ultimate losses for the Company’s insurance business is accumulated from its underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses in many forms depending on the type of contract and the agreed or contractual reporting requirements. Generally, pro rata contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company. This information is recorded in the Company’s records. For certain pro rata contracts, the Company may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. Experienced Claims staff handle individual loss reports and supporting claim information. Based on evaluation of a claim, the Company may establish additional case reserves in addition to the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, Everest’s Underwriting, Claim, Reinsurance Accounting and Internal Audit departments perform various reviews of ceding companies, particularly larger ceding companies, including on-site audits.
The Company segments both reinsurance and insurance reserves into exposure groupings for actuarial analysis. The Company assigns business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses. The Company periodically reviews its exposure groupings and may change groupings over time as business changes. The Company currently uses approximately 250 exposure groupings to develop reserve estimates. One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process. Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines. Casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines. Estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less uncertainty than those for the longer tail lines.
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
Chain Ladder Method: Chain ladder methods use a standard loss development triangle to project ultimate losses. Age-to-age development factors are selected for each development period and combined to calculate age-to-ultimate development factors which are then applied to paid or reported losses to project ultimate losses. This method relies entirely on actual paid or reported losses to project ultimate losses. No other factors such as changes in pricing or other expectations are taken into account. It is most appropriate for groups with homogeneous, stable experience where past development patterns are expected to continue in the future. It is least appropriate for groups which have changed significantly over time, or which are more volatile.
Bornhuetter-Ferguson Method: The Bornhuetter-Ferguson method is a combination of the expected loss ratio method and the chain ladder method. Ultimate losses are projected based partly on actual paid or reported losses and partly on expectation. IBNR reserves are calculated using earned premium, an a priori loss ratio, and selected age-to-age development factors and added to actual reported (paid) losses to determine ultimate losses. It is more responsive to actual reported or paid development than the expected loss ratio method but less responsive than the chain ladder method.
For both short and long tail lines, the Company supplements these general approaches with analytically based judgments. Although the Company uses similar actuarial methods for both short tail and long tail lines, the faster reporting of experience for the short tail lines allows the Company to have greater confidence in its estimates of ultimate losses at an earlier stage than for long tail lines. For immature underwriting or accident years, the initial expected loss ratios are key inputs that involve management’s judgment and are based on a variety of factors, including: (1) expected loss ratios developed during the Company’s pricing process; (2) historical loss ratios adjusted for rate change and trend; and (3) industry benchmarks for similar business. These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including: (1) market conditions; (2) changes in the business underwritten; (3) changes in timing of the emergence of claims; and (4) other factors. The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratio also requires judgment.
Carried reserves at each reporting date are the management’s best estimate of ultimate unpaid losses and LAE at that date.  The Company completes detailed reserve studies for each exposure group annually for both reinsurance and insurance operations. The completed annual reserve studies are “rolled-forward” for each accounting period until the subsequent reserve study is completed. Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study. The Company analyzes significant variances between actual and expected losses and post adjustments to its reserves as warranted.
Certain reserves, including losses from widespread catastrophic events and COVID-19 related losses, cannot be estimated using traditional actuarial methods. Rather, loss and LAE reserves are estimated by management by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The analysis uses inputs from various sources and methodology, to build up a comprehensive perspective. Such analysis generally involves: (1) estimating the size of insured industry losses; (2) reviewing portfolios to identify contracts which are exposed; (3) reviewing information reported or otherwise provided by customers and brokers; (4) discussing the loss with customers and brokers; and (5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Due to the inherent uniqueness or specific nature of a catastrophic event, each event has its own unique assessment, and different weights may be applied to various inputs based on management’s judgment. Once a loss has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the loss. The Company’s estimate of loss and LAE reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss.
Because catastrophe losses are typically due to prominent, public events such as hurricanes and earthquakes, the Company is often able to use independent reports as part of its loss reserve estimation process. The Company also reviews catastrophe bulletins published by various statistical modeling agencies to assist in determining the size of the industry loss, although these reports may not be available for some time after an event. For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, the Company initially places greater reliance on catastrophe bulletins published by statistical modeling agencies to assist in determining what events occurred during the reporting period than the Company does for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. The Company sets its initial estimates of reserves for loss and LAE for these smaller events based on a combination of its historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical modeling agencies, although management may make significant adjustments based on the Company’s current exposure to the geographic region involved as well as the size of the loss and the peril involved.
In general, reserves for the Company’s more recent large losses are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses, uncertainty as to which contracts have been exposed, uncertainty due to complex legal and coverage issues that can arise out of large or complex losses and uncertainty as to the magnitude of losses and LAE incurred by the Company’s customers. As the Company’s losses age, more information becomes available, and the Company believes its estimates become more certain.
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
A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023	2022
Gross basis:
Beginning of period reserves	$246	$278	$175
Incurred losses	62	—	144
Paid losses	(49)	(31)	(42)
End of period reserves	$260	$246	$278

Net basis:
Beginning of period reserves	$189	$210	$128
Incurred losses	47	—	113
Paid losses	(38)	(21)	(32)
End of period reserves	$198	$189	$210
Reinsurance Recoverables. Reinsurance recoverables for both paid and unpaid losses totaled $3.8 billion and $3.4 billion at December 31, 2024 and 2023, respectively. At December 31, 2024, $1.3 billion, or 34.2%, was receivable from Bermuda Re, an affiliated entity, and is fully collateralized by a trust agreement and $313 million, or 8.3%, was receivable from Mt. Logan Re Ltd. (“Mt. Logan Re”) collateralized segregated accounts. No other retrocessionaire accounted for more than 5% of our receivables.
5.REINSURANCE
The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances. The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and LAE reserves that may be ceded under the terms of the reinsurance agreements, including IBNR unpaid losses. The Company’s estimate of losses and LAE reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance receivable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how IBNR losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and LAE. The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C, Note 4 and Note 10 of the Notes to these Consolidated Financial Statements.
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
See Note 1C of the Notes to these Consolidated Financial Statements for a discussion of allowance on reinsurance recoverables.

See Note 15 of the Notes to these Consolidated Financial Statements for a discussion of reinsurance transactions with affiliates.
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
Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Written premiums:
Direct	$3,434	$3,785	$3,701
Assumed	8,182	7,332	5,975
Ceded	(2,304)	(1,905)	(1,645)
Net written premiums	$9,312	$9,212	$8,032

Premiums earned:
Direct	$3,530	$3,709	$3,544
Assumed	7,761	6,705	5,945
Ceded	(2,200)	(1,878)	(1,613)
Net premiums earned	$9,090	$8,536	$7,876

Incurred losses and LAE:
Direct	$4,544	$2,594	$2,423
Assumed	4,386	3,449	4,107
Ceded	(1,500)	(465)	(708)
Net incurred losses and LAE	$7,430	$5,578	$5,823
6.SEGMENT REPORTING
The Company conducts business through two reportable segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S. as well as through branches in Canada and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
Our two reportable segments each have executive leaders who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the Segment results presentation, we have separately presented the Company’s largest affiliated reinsurance arrangements with Bermuda entities. See Note 15 of the Notes to these Consolidated Financial Statements for a discussion of reinsurance transactions with Bermuda entities that are included in this segment presentation, also discussed below. During the fourth quarter of 2023, the Company revised the classification and presentation of certain products related to its accident and health business within the reportable segment groupings. These products have been realigned from within the Reinsurance segment to the Insurance segment to appropriately reflect how the business segments are managed due to changes in management implemented during the fourth quarter 2023. These segment presentation changes have been reflected retrospectively within this Form 10-K, including Schedule III - Supplementary Insurance Information. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
Affiliated Cession to Bermuda Entities includes the impact of ceded amounts related to the whole account aggregate stop loss agreement between Everest Re and Bermuda Re; Everest Re’s whole account quota share agreements with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), which are now in run off; the Loss Portfolio Transfer (“LPT”) agreements between Everest Re and Bermuda Re; the life business whole account quota share agreement between Everest Assurance and Bermuda Re; and the quota share agreement between Everest Re (Canadian Branch) and Bermuda Re, which is now in run off. See Note 15 of the Notes to these Consolidated Financial Statements for additional detail.
The Company does not review and evaluate the financial results of its segments based upon balance sheet data. Management generally monitors and evaluates the financial performance of these segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures.
The following tables present segment underwriting results for the periods indicated:

	Year Ended December 31, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$8,022	$3,417	$178	$—	$11,616
Net written premiums	7,219	2,413	149	(468)	9,312

Premiums earned	$6,882	$2,505	$172	$(468)	$9,090
Incurred losses and LAE	4,157	2,938	533	(199)	7,430
Commission and brokerage	1,664	254	28	1	1,946
Other underwriting expenses	199	383	24	—	606
Underwriting gain (loss)	$862	$(1,070)	$(413)	$(271)	$(892)

Net investment income					1,250
Net gains (losses) on investments					76
Corporate expenses					(19)
Interest, fee and bond issue cost amortization expense					(150)
Other income (expense)					64
Income (loss) before taxes					$329
(Some amounts may not reconcile due to rounding.)

	Year Ended December 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$7,181	$3,695	$241	$—	$11,117
Net written premiums	6,635	2,810	197	(430)	9,212

Premiums earned	$6,067	$2,701	$199	$(430)	$8,536
Incurred losses and LAE	3,271	2,063	232	12	5,578
Commission and brokerage	1,545	281	25	—	1,851
Other underwriting expenses	166	381	27	—	574
Underwriting gain (loss)	$1,085	$(24)	$(86)	$(442)	$533

Net investment income					993
Net gains (losses) on investments					(180)
Corporate expenses					(18)
Interest, fee and bond issue cost amortization expense					(134)
Other income (expense)					(11)
Income (loss) before taxes					$1,181
(Some amounts may not reconcile due to rounding.)

	Year Ended December 31, 2022
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$5,876	$3,568	$233	$—	$9,677
Net written premiums	5,572	2,649	182	(372)	8,032

Premiums earned	$5,515	$2,561	$173	$(374)	$7,876
Incurred losses and LAE	3,906	1,798	77	41	5,823
Commission and brokerage	1,308	306	18	—	1,632
Other underwriting expenses	137	342	22	—	501
Underwriting gain (loss)	$165	$113	$55	$(415)	$(81)

Net investment income					638
Net gains (losses) on investments					(982)
Corporate expenses					(26)
Interest, fee and bond issue cost amortization expense					(101)
Other income (expense)					(6)
Income (loss) before taxes					$(557)
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose and, therefore, are not provided.
Approximately 17.3%, 17.2% and 17.6% of the Company’s gross written premiums in 2024, 2023 and 2022, respectively, were sourced through the Company’s largest intermediary.

7.SENIOR NOTES
The table below displays Holdings’ outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				December 31, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	06/05/2014	06/01/2044	400	$398	$347	$398	$369
3.5% Senior notes	10/07/2020	10/15/2050	1,000	982	681	981	742
3.125% Senior notes	10/04/2021	10/15/2052	1,000	971	620	970	688
			2,400	$2,350	$1,648	$2,349	$1,799
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023	2022
4.868% Senior notes	semi-annually	June 1/December 1	$19	$19	$19
3.5% Senior notes	semi-annually	April 15/October 15	35	35	35
3.125% Senior notes	semi-annually	April 15/October 15	32	32	32
			$86	$86	$86
(Some amounts may not reconcile due to rounding.)
8.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

					December 31, 2024		December 31, 2023
	Date Issued	Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)			Scheduled	Final
Long-term subordinated notes	04/26/2007	$400	05/15/2037	05/01/2067	$218	$215	$218	$187
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 15, 2024 to February 18, 2025 is 7.17%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on the 3-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate plus a spread.

Holdings may redeem the Subordinated Notes Issued 2007 on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of the Senior Note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the Subordinated Notes Issued 2007. The Company’s Senior Notes are the Company’s long-term indebtedness that rank senior to the Subordinated Notes Issued 2007.
In 2009, the Company had reduced its outstanding amount of long-term Subordinated Notes Issued 2007 through the initiation of a cash tender offer for any and all of the long-term Subordinated Notes Issued 2007. In addition, the Company repurchased and retired $6 million of the outstanding long-term Subordinated Notes Issued 2007 for the year ended December 31, 2022. The Company realized a gain of $1 million on the repurchases made during 2022.

Interest expense incurred in connection with these long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Interest expense incurred	$17	$17	$9
9.FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2024, Everest Re had statutory admitted assets of approximately $30.8 billion which provides borrowing capacity of up to approximately $3.1 billion. As of December 31, 2024, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. Everest Re incurred interest expense of $45 million and $30 million for the years ended December 31, 2024 and 2023, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of December 31, 2024, Everest Re had $1.3 billion of collateral pledged.
10.COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At December 31,
(Dollars in millions)	2024	2023
Collateral in trust for non-affiliated agreements	$1,286	$825
Collateral held on behalf of affiliates (1)	732	26
Collateral for FHLB borrowings	1,294	1,077
Securities on deposit with or regulated by government authorities	1,406	1,447
Funds held by reinsureds	336	306
Total restricted assets	$5,055	$3,680
(1)In order to maximize operating efficiency, Everest Re has entered into agreements with certain affiliated Group operating entities to provide collateral on their behalf. In return for providing collateral, Everest Re receives a quarterly fee to compensate for its use of its assets as collateral. The affiliated operating entities that participate in this program must maintain sufficient unencumbered assets to cover the pledged assets as well as have sufficient statutory capital to satisfy their minimum capital requirements as stipulated by their local regulatory authority and /or rating agency requirement.
Restricted cash is included in cash on the consolidated balance sheets. At December 31, 2024 and December 31, 2023, the Company had restricted cash of $170 million and $116 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements.

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis

Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	$75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	$125	Occurrence
	Total available limit as of December 31, 2024			$1,150

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
The Company has entered into separate annuity agreements with The Prudential Insurance of America (“The Prudential”), an unaffiliated life insurance company, as well as an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either The Prudential or the unaffiliated life insurance company was unable to make payments related to the respective annuity contract.
The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
The Prudential	$136	$136
Other unaffiliated life insurance company	32	34
12.LEASES
The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Most leases include an option to extend or renew the lease term. The exercise of the renewal is at the Company’s discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain to exercise those options. The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with terms of the underlying lease.
Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended December 31,
(Dollars in millions)	2024	2023
Lease expense incurred:
Operating lease cost	$26	$26

	At December 31,
(Dollars in millions)	2024	2023
Operating lease right of use assets (1)	$92	$111
Operating lease liabilities (1)	110	130
(1) Operating lease right of use assets and operating lease liabilities are included within other assets and other liabilities on the Company’s consolidated balance sheets, respectively.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Operating cash flows from operating leases	$(19)	$(19)

	At December 31,
	2024	2023
Weighted average remaining operating lease term	9.9 years	10.3 years
Weighted average discount rate on operating leases	3.87%	4.03%
Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in millions)	As of December 31,
2025	$16
2026	15
2027	14
2028	12
2029	11
Thereafter	66
Undiscounted lease payments	135
Less: present value adjustment	25
Total operating lease liability	$110
13.OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	December 31, 2024			December 31, 2023			December 31, 2022
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - non-credit related	$(99)	21	$(78)	$473	(99)	$374	$(1,280)	269	$(1,011)
Reclassification of net realized losses (gains) included in net income (loss)	(32)	6	(25)	193	(41)	153	93	(20)	73
Foreign currency translation adjustments	(54)	11	(42)	22	(5)	17	(23)	5	(18)
Benefit plan actuarial net gain (loss)	43	(9)	34	19	(4)	15	18	(4)	15
Reclassification of amortization of net gain (loss) included in net income (loss)	(2)	—	(1)	2	—	2	3	(1)	2
Total other comprehensive income (loss)	$(143)	$30	$(113)	$710	$(149)	$561	$(1,189)	$249	$(939)
(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Years Ended December 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2024	2023

URA(D) of securities	$(32)	$193	Other net realized capital gains (losses)
	6	(41)	Income tax expense (benefit)
	$(25)	$153	Net income (loss)

Benefit plan net gain (loss)	$(2)	$2	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$(1)	$2	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Beginning balance of URA(D) of securities	$(289)	$(816)
Current period change in URA(D) of securities - non-credit related	(103)	527
Ending balance of URA(D) of securities	(393)	(289)

Beginning balance of foreign currency translation adjustments	19	2
Current period change in foreign currency translation adjustments	(42)	17
Ending balance of foreign currency translation adjustments	(24)	19

Beginning balance of benefit plan net gain (loss)	(16)	(33)
Current period change in benefit plan net gain (loss)	33	17
Ending balance of benefit plan net gain (loss)	16	(16)

Ending balance of accumulated other comprehensive income (loss)	$(400)	$(287)
(Some amounts may not reconcile due to rounding)
14.EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company’s non-qualified defined benefit pension plan provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to U.S. Internal Revenue Code (the “IRC”) limitations.  Effective January 1, 2018, participants of the Company’s non-qualified defined benefit pension plan no longer accrue additional service benefits. Additionally, on November 15, 2023, the Company's Board approved the termination of the qualified defined benefit pension plan. In June 2024, the Company amended the qualified defined benefit pension plan to freeze all benefits accruals and terminate the plan effective June 30, 2024. Plan participants no longer accrue future plan benefits after June 30, 2024.
Plan assets consist primarily of shares in investment trusts with 100% of the underlying assets consisting of short-term investments.  The Company manages the qualified plan investments for U.S. employees.
Although not required to make contributions under U.S. Internal Revenue Service (the “IRS”) regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Company contributions	$3	$1	$6
The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Pension expense	$(15)	$5	$(2)
The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$295	$291
Service cost	3	5
Interest cost	14	14
Actuarial (gain)/loss	(17)	9
Curtailment	(21)	—
Benefits paid	(15)	(25)
Projected benefit obligation at end of year	259	295

Change in plan assets:
Fair value of plan assets at beginning of year	308	285
Actual return on plan assets	35	48
Actual contributions during the year	3	1
Benefits paid	(15)	(25)
Fair value of plan assets at end of year	331	308

Funded status at end of year	$73	$13
(Some amounts may not reconcile due to rounding.)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Other assets (due beyond one year)	$76	$19
Other liabilities (due within one year)	(1)	(3)
Other liabilities (due beyond one year)	(3)	(3)
Net amount recognized in the consolidated balance sheets	$73	$13
(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Accumulated income (loss)	$9	$(33)
Accumulated other comprehensive income (loss)	$9	$(33)
(Some amounts may not reconcile due to rounding.)
Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Other comprehensive income (loss) at December 31, prior year	$(33)	$(56)
Net gain (loss) arising during period	51	19
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	(9)	4
Curtailment loss recognized	—	—
Other comprehensive income (loss) at December 31, current year	$9	$(33)
(Some amounts may not reconcile due to rounding.)
Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Service cost	$3	$5	$9
Interest cost	14	14	10
Expected return on assets	(22)	(19)	(25)
Amortization of actuarial loss from earlier periods	—	4	4
Settlement	(9)	—	1
Net periodic benefit cost	$(15)	$5	$(2)

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	(42)	(23)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(57)	$(18)
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2024, 2023 and 2022 were 5.00%, 5.25% and 2.86%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for January 2024 through April 2024 was 4.00%. The net periodic benefit cost was remeasured at May 1, 2024 due to plan curtailment. Rate of compensation increase is not applicable to calculate the net periodic benefit cost for May 2024 through December 2024. The rate of compensation increase used to determine the net periodic benefit cost for 2023 and 2022 was 4.00%.  The expected long-term rate of return on plan assets for 2024, 2023 and 2022 was 7.25%, 7.00% and 6.75% respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2023 and 2022 were 5.00% and 5.25%, respectively. In 2024, the weighted average discount rate used to determine the actuarial present value of the projected benefit obligation, based on plan termination rates, was 4.75% for annuities and ranged from 4.66% to 5.57% for lump sums.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Qualified Plan	$255	$263
Non-qualified Plan	3	6
Total	$259	$269
(Some amounts may not reconcile due to rounding.)
The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Non-qualified Plan
Projected benefit obligation	$3	$6
Fair value of plan assets	—	—
The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Non-qualified Plan
Accumulated benefit obligation	$3	$6
Fair value of plan assets	—	—
The following table displays the expected benefit payments in the periods indicated:

(Dollars in millions)
2025	$256
2026	1
2027	1
2028	—
2029	—
Next 5 years	1
The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$331	$331	$—	$—
Total	$331	$331	$—	$—
(Some amounts may not reconcile due to rounding.)
(a)    This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments, which approximates fair value (a)	$2	$2	$—	$—
Mutual funds, fair value
Fixed income (b)	73	73	—	—
Equities (c)	232	232	—	—
Total	$308	$308	$—	$—
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
No contributions were made to the qualified pension benefit plan for the years ended December 31, 2024 and 2023.
Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to IRC limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age. These contributions will be 100% vested after three years. The Company incurred expenses related to these plans of $26 million, $22 million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each international office maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. In the current year, the contributions as a percentage of salary for the international offices ranged from 7.7% to 9.0%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company incurred expenses related to these plans of $10 million, $1 million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010. This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage. The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the post-retirement benefit expense during the period of the employee’s service. A medical cost trend rate of 6.75% in 2024 was assumed to decrease gradually to 4.75% in 2030 and then remain at that level. The Company incurred expenses of $(0.4) million, $(1) million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$22	$21
Service cost	—	1
Interest cost	1	1
Amendments	—	—
Actuarial (gain)/loss	(1)	(1)
Benefits paid	(1)	—
Benefit obligation at end of year	21	22

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	—
Benefits paid	(1)	—
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(21)	$(22)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Other liabilities (due within one year)	$(1)	$(1)
Other liabilities (due beyond one year)	(21)	(21)
Net amount recognized in the consolidated balance sheets	$(21)	$(22)
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Accumulated income (loss)	$11	$11
Accumulated prior service credit (cost)	—	1
Accumulated other comprehensive income (loss)	$12	$12
Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Other comprehensive income (loss) at December 31, prior year	$12	$14
Net gain (loss) arising during period	1	1
Prior Service credit (cost) arising during period	—	—
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	(1)	(2)
Prior service cost	—	—
Other comprehensive income (loss) at December 31, current year	$12	$12

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Service cost	$—	$1	$1
Interest cost	1	1	1
Prior service credit recognition	—	—	—
Net gain recognition	(1)	(2)	—
Net periodic cost	$—	$(1)	$1

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	1	2

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$—	$1
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2024, 2023 and 2022 were 5.00%, 5.25% and 2.86%, respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year-end 2024, 2023 and 2022 were 5.64%, 5.00% and 5.25%, respectively.
The following table displays the expected benefit payments in the years indicated:

(Dollars in millions)
2025	$1
2026	1
2027	1
2028	1
2029	1
Next 5 years	7

15.RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Holdings for the periods indicated. These transactions are presented as Notes Payable – Affiliated in the Consolidated Balance Sheet of Holdings. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				December 31, 2024		December 31, 2023
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.30% Long-term Note	12/23/2024	12/23/2027	$600	$600	$596	$—	$—
(Some amounts may not reconcile due to rounding.)
Interest expense recognized in connection with long-term note agreements is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Paid	Payable Dates	2024	2023	2022
4.30% Long-term Note	semi-annually	June 30 and December 31	1	—	—
			$1	—	—
(Some amounts may not reconcile due to rounding.)

Interest income recognized in connection with long-term note agreements is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Received	Receivable Dates	2024	2023	2022
1.69% Long-term Note	annually	December 17	$—	$2	$5
1.00% Long-term Note	annually	August 5	—	1	2
3.11% Long-term Note	annually	June 14	—	5	4
4.34% Long-term Note	annually	December 12	—	—	—
			$—	7	11
(Some amounts may not reconcile due to rounding.)
The 1.69%, 1.00%, 3.11%, and 4.34% long-term notes receivable that were entered into between Group and Everest Re in prior years were repaid in full during the second quarter of 2023 and were no longer outstanding as of December 31, 2024 and 2023.
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

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Dividends received on preferred stock of affiliate	$31	$31	$31
Affiliated Companies
Everest Global Services, Inc. (“Global Services”), an affiliate of Holdings, provides centralized management and home office services, through a management agreement, to Holdings and other affiliated companies within Holdings’ consolidated structure. Services provided by Global Services include executive managerial services, legal services, actuarial services, accounting services, information technology services and others.
The following table presents the expenses incurred by Holdings from services provided by Global Services for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Expenses incurred	$243	$204	$204
Affiliated Assumed & Ceded Reinsurance
The Company has engaged in reinsurance transactions with affiliated companies primarily driven by enterprise risk and capital management considerations under which business is ceded at market rates and terms.

The table below summarizes total premiums written and earned and incurred losses and LAE ceded to and assumed from affiliates for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Written premiums:
Assumed	69	60	13
Ceded	(468)	(430)	(372)

Premiums earned:
Assumed	75	31	14
Ceded	(469)	(430)	(374)

Incurred losses and LAE:
Assumed	(13)	11	23
Ceded	(199)	12	41
Transactions with Bermuda Entities
Effective January 1, 2018, Everest Re entered into a twelve-month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreement was most recently renewed effective January 1, 2025.
The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023. The commutations of the agreements resulted in the recognition of an incurred loss of $37 million for Everest Re in the third quarter of 2023.
Everest Re had whole account quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of December 31, 2024 and December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $680 million and $759 million in connection with these agreements.
Everest Re had whole account quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of December 31, 2024 and as of December 31, 2023, Everest Re had reinsurance recoverables on unpaid losses of $8 million and $7 million in connection with these agreements.
Everest Re (Canadian Branch) had quota share reinsurance agreements in place with Bermuda Re from 2007 through the end of 2017. Quota share percentages ranged from 60% to 75% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re (Canadian Branch) and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of December 31, 2024 and as of December 31, 2023, Everest Re (Canadian Branch) had reinsurance recoverables on unpaid losses of $37 million and $45 million in connection with these agreements.
Effective October 1, 2008, Everest Re entered into an LPT agreement with Bermuda Re that covers subject loss reserves related to casualty business for accident years 2002 to 2007. As a result of the LPT agreement, the Company transferred $747 million of loss reserves to Bermuda Re. As of December 31, 2024 and December 31, 2023, the Company has a reinsurance recoverable of $27 million and $21 million, respectively, recorded on its balance sheet due from Bermuda Re.
Effective December 31, 2017, Everest Re entered into an additional LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior subject to retention. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of December 31, 2024 and December 31, 2023, the Company has a reinsurance recoverable of $381 million and $593 million, respectively, recorded on its balance sheet due from Bermuda Re.

Everest Assurance entered into a continuous, 100% whole account quota share reinsurance agreement with Bermuda Re effective July 1, 2018. This agreement covers life business and is renewable until terminated.
Transactions with Other Affiliates
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. The contract provides Bermuda Re (UK Branch) with up to £100 million of reinsurance coverage for each catastrophe occurrence above £24 million. Bermuda Re (UK Branch) will pay Everest Re £5 million for this coverage annually. This contract was most recently renewed effective January 1, 2025.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Insurance (Ireland), dac (“Ireland Insurance”), effective January 1, 2021 through December 31, 2021. The contract provides Ireland Insurance with up to €750 million of reinsurance coverage for each catastrophe occurrence above €13 million. Ireland Insurance will pay Everest Re €15 million for this coverage annually. This contract was most recently renewed effective January 1, 2025.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Reinsurance Company (Ireland), dac (“Ireland Re”), effective February 1, 2021 through January 31, 2022. The contract provides Ireland Re with up to €210 million of reinsurance coverage for each catastrophe occurrence above €18 million. Ireland Re will pay Everest Re €14 million for this coverage annually. This agreement was most recently renewed effective February 1, 2025.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective March 31, 2023 through January 31, 2024. The contract provides Ireland Re with up to €61 million of reinsurance coverage for each catastrophe occurrence above €139 million. Ireland Re will pay Everest Re €2 million for this coverage. This agreement was not renewed for 2024.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective June 1, 2022 through March 31, 2023. The contract provides Lloyd’s Syndicate 2786 with up to $30 million of reinsurance coverage for each catastrophe occurrence above $5 million. Lloyd’s Syndicate 2786 will pay Everest Re $2 million for this coverage. This contract was most recently renewed effective April 1, 2024.
Everest Re entered into a per risk and per occurrence and excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective May 16, 2024 through June 30, 2025. The contract provides Everest International - Australia Branch with up to A$30 million of reinsurance coverage for each risk or occurrence above A$8 million. Everest International - Australia Branch will pay Everest Re 11.4% of net earned premium for this coverage.
Everest Re (Canadian Branch) entered into an excess of loss reinsurance agreement with Everest Canada, effective January 1, 2024 through December 31, 2024. The contract provides Everest Canada with up to $75 million of reinsurance coverage for each catastrophe occurrence above $25 million. Everest Canada will pay Everest Re (Canadian Branch) $2 million for this coverage annually. This agreement was most recently renewed January 1, 2025.
Everest Re entered into a whole account quota share reinsurance agreement with Everest Colombia, effective July 1, 2024 through June 30, 2025. Quota share percentages vary based on the line of business for the premium written.
Everest Re entered into a 99% whole account quota share reinsurance agreement with Everest Mexico, effective July 1, 2024 through June 30, 2025.
Everest Re entered into a catastrophe excess of loss reinsurance agreement with Everest Chile, effective July 1, 2024 through June 30, 2025. The contract provides Everest Chile with up to $140 million of reinsurance coverage for each catastrophe occurrence above $7 million. Everest Chile will pay Everest Re $7 million for this coverage annually.
Everest Re entered into a 65% whole account quota share reinsurance agreement with Everest Chile, effective July 1, 2022 through June 30, 2023. The contract was not renewed and is in run-off as of December 31, 2024.
In 2013, Group established Mt. Logan Re, which is a Class 3 insurer based in Bermuda. Mt. Logan Re then established separate segregated accounts for its business activity, which invest in a diversified set of catastrophe exposures.

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	December 31,
(Dollars in millions)	2024	2023	2022
Ceded written premiums	$347	$210	$170
Ceded earned premiums	302	205	174
Ceded losses and LAE	97	31	150
16.INCOME TAXES
All of the income of Holdings U.S. subsidiaries, including its foreign branches, is subject to the applicable federal, foreign, state and local income taxes on corporations. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined by applying the respective tax laws to the income of each entity.
The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Current tax expense (benefit):
U.S.	$152	$284	$95
Foreign	—	—	—
Total current tax expense (benefit)	152	284	95
Total deferred U.S. tax expense (benefit)	(44)	(74)	(207)
Total income tax expense (benefit)	$108	$210	$(112)
(Some amounts may not reconcile due to rounding.)
A reconciliation of the total income tax provision using the statutory U.S. Federal Income tax rate to the Company’s total income tax provision is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Expected income tax provision at the U.S. statutory tax rate	$69	$248	$(117)
Increase (reduction) in taxes resulting from:
Tax exempt income	(1)	(3)	(4)
Dividend received deduction	(3)	(2)	(3)
Proration	1	1	1
State income tax	9	—	—
Creditable foreign premium tax	(14)	(14)	(11)
Reserve adjustment	—	—	(19)
U.S. BEAT tax	66	—	22
Share based compensation	(1)	(3)	(3)
Prior year true up	(4)	(21)	16
Insurance corporate-owned life insurance	(18)	(13)	(1)
Other	4	17	7
Total income tax provision	$108	$210	$(112)
(Some amounts may not reconcile due to rounding.)

At December 31, 2024, 2023 and 2022, the Company had no uncertain tax positions.
The Company’s 2014 through 2018 U.S. Federal tax years are under audit by the IRS. Over several years, the Company had received and responded to a substantial number of Information Document Requests. In 2023, the IRS issued several insignificant Notice(s) of Proposed Adjustment and then a final Revenue Agent Report (“RAR”). In 2024, the Company responded to the RAR with substantial additional information which the IRS has been processing. The IRS requested, and we have signed, an extension of the audit to December 31, 2025.

For tax years 2019 and 2020, the Statute of Limitations has expired and, thus, the Federal income tax return for those years is no longer subject to IRS examination except to the extent the Company files an amended return.
Tax years 2021, 2022, and 2023 are open for examination by the U.S. Federal income tax jurisdiction.
Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values are measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in millions)	2024	2023
Deferred tax assets:
Loss reserves	$197	$154
Unearned premium reserve	152	143
Net unrealized investment losses	83	66
Depreciation	55	44
Unrealized foreign currency losses	35	15
Lease Liability	23	27
Capital loss carryforward	14	—
Investment impairments	10	12
Equity compensation	10	8
Foreign tax credits	9	—
Amortization	6	7
Net unrecognized losses on benefit plans	—	4
Other assets	18	17
Total deferred tax assets	612	497

Deferred tax liabilities:
Deferred acquisition costs	171	139
Net fair value income	145	136
Partnership Investments	43	49
Right of use asset	19	23
Bond market discount	12	9
Net unrecognized gains on benefit plans	4	—
Other liabilities	9	5
Total deferred tax liabilities	403	361

Net deferred tax assets/(liabilities)	$209	$136
(Some amounts may not reconcile due to rounding.)
At December 31, 2024, and 2023, the Company had $9 million and $0 million respectively of foreign tax credit (“FTC”) carryforwards, all related to the general basket. The general basket FTCs begin to expire in 2034.
At December 31, 2024, $83 million of the Company’s deferred tax asset relates primarily to unrealized losses on available for sale fixed maturity securities. The unrealized losses on available for sale fixed maturity securities, primarily occurring in 2022, were the result of market conditions, including rising interest rates. Ultimate realization of these deferred tax assets depends on the Company’s ability and intent to hold the available for sale securities until they recover their value or mature. As of December 31, 2024, based on all the available evidence, the Company has concluded that the deferred tax asset related to the unrealized losses on the available for sale fixed maturity portfolio are, more likely than not, expected to be realized.
The Company follows ASU 2016-09 regarding the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings resulting from the change in value of share-based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per ASU 2016-09, the Company recorded excess tax benefits of $1 million, $3 million and $3 million related to restricted stock vestings as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2024, 2023 and 2022, respectively.
ASU 2016-09 does not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $0.5 million, $0.4 million and $0.4 million in 2024, 2023 and 2022, respectively.
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
Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. Accordingly, as of December 31, 2024, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $813 million.
Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $8.1 billion and $7.0 billion at December 31, 2024 and 2023, respectively. The statutory net income of Everest Re was $74 million, $877 million and $294 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2024	2023
Regulatory targeted capital	$4,799	$4,242
Actual capital	$8,126	$6,963
(1)Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
18.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. In January 2025, wildfires impacted Southern California. Group is estimating pre-tax net catastrophe losses to be in the range of $350 to

$450 million for the first quarter 2025, net of any estimated recoveries or reinstatement premiums. The Company does not have any other subsequent events to report.

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2024

Column A	Column B	Column C	Column D
(Dollars in millions)	Cost	Market Value	Amount Shown in Balance Sheet
Fixed maturities - available for sale
Bonds:
U.S. government and government agencies	$266	$255	$255
State, municipalities and political subdivisions	75	70	70
Foreign government securities	1,013	970	970
Foreign corporate securities	1,905	1,831	1,831
Public utilities	172	163	163
All other corporate bonds	8,840	8,681	8,681
Mortgage - backed securities:
Commercial	479	441	441
Agency residential	3,306	3,151	3,151
Non-agency residential	1,164	1,161	1,161
Redeemable preferred stock	464	464	464
Total fixed maturities - available for sale	17,685	17,186	17,186

Fixed maturities - held to maturity
Bonds:
Foreign corporate securities	84	86	83
Public utilities	4	5	4
All other corporate bonds	656	647	649
Mortgage - backed securities:			—
Commercial	21	21	21
Total Fixed maturities - held to maturity	765	759	757
Equity securities at fair value (1)	106	110	110
Short-term investments	2,819	2,819	2,819
Other invested assets	3,639	3,639	3,639
Other invested assets, at fair value (1)	1,773	1,523	1,523
Cash	616	616	616
Total investments and cash	$27,403	$26,652	$26,650
(Some amounts may not reconcile due to rounding.)
(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in millions, except share amounts and par value per share)	2024	2023
ASSETS:
Equity securities - at fair value	23	18
Other invested assets	261	190
Other invested assets, at fair value	1,523	1,481
Short-term investments	18	139
Cash	1	1
Total investments and cash	1,826	1,829
Investment in subsidiaries, at equity in the underlying net assets	9,146	7,545
Notes receivable - affiliated	—	535
Accrued investment income	—	6
Receivable from affiliates	1	—
Other assets	—	1
TOTAL ASSETS	$10,973	$9,916

LIABILITIES:
Senior notes	$3,325	$2,349
Long-term notes	218	218
Accrued interest on debt and borrowings	17	18
Income taxes	114	142
Due to affiliates	2	3
Other liabilities	1	—
Total liabilities	$3,677	$2,729

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2024 and 2023)	—	—
Additional paid-in capital	1,103	1,102
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $(107) at 2024 and $(76) at 2023	(400)	(287)
Retained earnings	6,593	6,372
Total stockholder's equity	7,296	7,187
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,973	$9,916
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
REVENUES:
Net investment income	$14	$19	$47
Net investment income - Affiliated	48	67	57
Net gains (losses) on investments	6	1	(146)
Net gains (losses) on investments - Affiliated	42	9	(558)
Other income (expense)	42	1	(3)
Net income (loss) of subsidiaries	204	987	114
Total revenues	356	1,086	(488)

EXPENSES:
Interest expense	105	104	97
Corporate expense	26	15	10
Total expenses	132	119	107

INCOME (LOSS) BEFORE TAXES	224	967	(595)
Income tax expense (benefit)	3	(5)	(150)

NET INCOME (LOSS)	$221	$972	$(445)

Other comprehensive income (loss) of subsidiaries, net of tax	(113)	561	(939)

COMPREHENSIVE INCOME (LOSS)	$108	$1,533	$(1,384)
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$221	$972	$(445)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(204)	(987)	(114)
Dividends received from subsidiary	—	—	250
Increase (decrease) in income taxes	(28)	(2)	(173)
Change in equity adjustments in limited partnerships	(9)	(15)	(37)
Change in other assets and liabilities, net	7	2	(5)
Net (gains) losses on investments	(48)	(10)	704
Net cash provided by (used in) operating activities	(61)	(40)	180

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(1,511)	(502)	(200)
Proceeds from fixed maturities matured/called/repaid - available for sale	—	—	—
Proceeds from fixed maturities sold - available for sale	—	—	244
Proceeds from equity maturities sold	—	—	652
Distributions from other invested assets	239	171	1,362
Cost of fixed maturities acquired - available for sale	—	—	(134)
Cost of equity securities acquired	—	—	(93)
Cost of other invested assets acquired	(301)	(156)	(1,278)
Net change in short-term investments	124	(109)	(24)
Proceeds from repayment of long term notes receivable - affiliated	535	865	400
(Issuance) of long term notes receivable - affiliated	—	(230)	(1,100)
Net cash provided by (used in) investing activities	(914)	39	(171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	975	—	—
Proceeds from issuance of senior notes	—	—	—
Cost of debt repurchase	—	—	(6)
Net cash provided by (used in) financing activities	975	—	(6)

Net increase (decrease) in cash	—	(1)	2
Cash, beginning of period	1	2	—
Cash, end of period	$1	$1	$2
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
1.)The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related notes of Everest Reinsurance Holdings, Inc. and its subsidiaries.
2.)The Senior Notes and Long-Term Subordinated Notes presented in Notes 7 and 8 are direct obligations of the Registrant.
3.)Everest Reinsurance Holdings, Inc. entered into a $300 million long-term promissory note with Everest Group, Ltd., its parent. The promissory note was scheduled to pay interest annually at a rate of 1.69% and was scheduled to mature in December 2028. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
4.)Everest Reinsurance Holdings, Inc. entered into a $200 million million long-term promissory note with Everest Group, Ltd., its parent. The promissory note was scheduled to pay interest annually at a rate of 1.00% and was scheduled to mature in August 2030. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
5.)Everest Reinsurance Holdings, Inc. entered into a $215 million long-term promissory note with Everest Group, Ltd., its parent entity. The promissory note was scheduled to pay interest annually at a rate of 3.11% and was scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
6.)Everest Reinsurance Holdings, Inc. entered into a $125 million long-term promissory note with Everest Group, Ltd., its parent. The promissory note was scheduled to pay interest annually at a rate of 4.34% and was scheduled to mature in June 2052. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
7.)Everest Reinsurance Holdings, Inc. entered into a $230 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity. The promissory note was scheduled to pay interest annually at a rate of 3.72% payable and was scheduled to mature on October 21, 2051. However, the note was paid off in full in December 2023 and is no longer outstanding as of December 31, 2023.
8.)Everest Reinsurance Holdings, Inc. entered into a $560 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity. The promissory note will pay interest annually at a rate of 3.35% and is scheduled to mature in September 2052. Everest Reinsurance Company repaid $270 million of the promissory note to Everest Reinsurance Holdings, Inc. in December 2023 and $290 million in December 2024 and the note is no longer outstanding as of December 31, 2024.
9.)Everest Reinsurance Holdings, Inc. entered into a $200 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity, in May 2022. The promissory note will pay interest annually at a rate of 3.25% and is scheduled to mature on October 21, 2051. However, the note was paid off in full in December 2024 and is no longer outstanding as of December 31, 2024.
10.)Everest Reinsurance Holdings, Inc. entered into a $470 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity, in October 2021. The promissory note will pay interest annually at a rate of 3.25% and is scheduled to mature on October 21, 2051. Everest Reinsurance Company repaid $400 million, $25 million, and $45 million of the promissory note to Everest Reinsurance Holdings, Inc. in 2022, 2023 and 2024, respectively and the note is no longer outstanding as of December 31, 2024.
11.)Everest Reinsurance Holdings, Inc, entered into a $600 million long-term note agreement with Everest Group, Ltd. an affiliated company, as of December 2024. The note will pay interest semi-annually at a rate of 4.30% and is scheduled to mature in December 2027. At December 31, 2024, this transaction was included within senior notes in the condensed balance sheets of Everest Reinsurance Holdings, Inc.
12.)Everest Reinsurance Holdings, Inc, entered into a $375 million long term note agreement with Everest Reinsurance Company, a subsidiary entity, as of December 31, 2024. The promissory note will pay interest semi-annually at a rate of 4.30% and is scheduled to mature in November 2027. At December 31, 2024, this transaction was included within senior notes in the condensed balance sheets of Everest Reinsurance Holdings, Inc.

13.)In December, 2015, Everest Reinsurance Holdings, Inc. transferred the 9,719,971 common shares of Everest Group, Ltd., which it held as other invested assets, at fair value, valued at $1.8 billion, to Everest Preferred Holdings, Ltd. an affiliated entity and subsidiary of Everest Group, Ltd., in exchange for 1,773.214 preferred shares of Everest Preferred International Holdings, Ltd. with a $1 million par value and 1.75% annual dividend rate. After the exchange, Everest Reinsurance Holdings, Inc. no longer holds any shares or has any ownership interest in Everest Group, Ltd.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
Segments	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium
(Dollars in millions)
As of and for the year ended December 31, 2024
Reinsurance	$648	$11,060	$2,424	$6,882	$718	$4,157	$1,664	$199	$7,219
Insurance	158	7,213	1,725	2,505	468	2,938	254	383	2,413
Other	$5	$860	$43	$172	$56	$533	$28	$24	$149
Affiliated cession to Bermuda entities	$—	$139	$—	$(468)	$9	$(199)	$1	$—	$(468)
Total	$810	$19,271	$4,193	$9,090	$1,250	$7,430	$1,946	$606	$9,312

As of and for the year ended December 31, 2023
Reinsurance	$485	$10,032	$2,024	$6,067	$630	$3,271	$1,545	$166	$6,635
Insurance	163	5,160	1,774	2,701	324	2,063	281	381	2,810
Other	$11	$498	$88	$199	$31	$232	$25	$27	$197
Affiliated cession to Bermuda entities	$—	$105	$—	$(430)	$7	$12	$—	$—	$(430)
Total	$659	$15,796	$3,886	$8,536	$993	$5,578	$1,851	$574	$9,212

As of and for the year ended December 31, 2022
Reinsurance	$326	$9,840	$1,415	$5,515	$419	$3,906	$1,308	$137	$5,572
Insurance	160	4,614	1,667	2,561	197	1,798	306	342	2,649
Other	$12	$430	$93	$173	$18	$77	$18	$22	$182
Affiliated cession to Bermuda entities	$1	$93	$2	$(374)	$4	$41	$—	$—	$(372)
Total	$499	$14,977	$3,177	$7,876	$638	$5,823	$1,632	$501	$8,032
(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2024
Total property and liability insurance premiums earned	$3,530	$2,200	$7,761	$9,090	85.4%

December 31, 2023
Total property and liability insurance premiums earned	$3,709	$1,878	$6,705	$8,536	78.6%

December 31, 2022
Total property and liability insurance premiums earned	$3,544	$1,613	$5,945	$7,876	75.5%