Form 10-Q
period 2025-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2025-05-12
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at May 12, 2025
Common Shares, $0.01 par value	1,000
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
•the effects of measures taken by domestic or foreign governments on our business, including but not limited to the impact of tariffs imposed or threatened by the U.S. or foreign governments;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, par value per share)	2025	2024
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$18,962	$17,186
(amortized cost: 2025, $19,265; 2024, $17,685; credit allowances: 2025, $(37); 2024, $(36))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2025, $702; 2024, $759; net of credit allowances: 2025, $(8); 2024, $(8))	695	757
Equity securities, at fair value	109	110
Other invested assets	3,627	3,639
Other invested assets, at fair value	1,622	1,523
Short-term investments	1,655	2,819
Cash	579	616
Total investments and cash	27,249	26,650
Accrued investment income	265	248
Premiums receivable (net of credit allowances: 2025, $(40); 2024, $(35))	2,533	2,350
Reinsurance recoverables - unaffiliated (net of credit allowances: 2025, $(37); 2024, $(36))	2,800	2,481
Reinsurance recoverables - affiliated	1,074	1,302
Income tax asset, net	345	410
Funds held by reinsureds	340	336
Deferred acquisition costs	818	810
Prepaid reinsurance premiums	656	593
Other assets (net of credit allowances: 2025, $(9); 2024, $(9))	1,175	1,029
TOTAL ASSETS	$37,254	$36,209

LIABILITIES:
Reserve for losses and loss adjustment expenses	$20,068	$19,271
Unearned premium reserve	4,021	4,193
Funds held under reinsurance treaties	39	57
Amounts due to reinsurers	645	522
Losses in course of payment	193	127
Notes payable, affiliated	600	600
Senior notes	2,350	2,350
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	50	22
Unsettled securities payable	—	84
Other liabilities	488	450
Total liabilities	29,691	28,913

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2025 and 2024)	—	—
Additional paid-in capital	1,103	1,103
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $(62) at 2025 and $(107) at 2024	(232)	(400)
Retained earnings	6,693	6,593
Total stockholder's equity	7,564	7,296
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$37,254	$36,209
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In millions of U.S. dollars)	2025	2024
	(unaudited)
REVENUES:
Premiums earned	$2,282	$2,231
Net investment income	318	312
Total net gains (losses) on investments	95	(8)
Other income (expense)	(13)	7
Total revenues	2,683	2,543

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,869	1,375
Commission, brokerage, taxes and fees	489	472
Other underwriting expenses	149	146
Corporate expenses	7	5
Interest, fees and bond issue cost amortization expense	44	37
Total claims and expenses	2,558	2,036

INCOME (LOSS) BEFORE TAXES	124	507
Income tax expense (benefit)	24	99

NET INCOME (LOSS)	$100	$408

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	155	(62)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2	3
Total URA(D) of securities arising during the period	157	(59)

Foreign currency translation adjustments	11	(19)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—
Total benefit plan net gain (loss) for the period	—	—
Total other comprehensive income (loss), net of tax	168	(77)

COMPREHENSIVE INCOME (LOSS)	$268	$331
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended March 31,
(In millions of U.S. dollars, except share amounts)	2025	2024
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,102
Balance, end of period	1,103	1,103

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(400)	(287)
Net increase (decrease) during the period	168	(77)
Balance, end of period	(232)	(364)

RETAINED EARNINGS:
Balance, beginning of period	6,593	6,372
Net income (loss)	100	408
Balance, end of period	6,693	6,780

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$7,564	$7,518
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100	$408
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(180)	(78)
Decrease (increase) in funds held by reinsureds, net	(21)	(21)
Decrease (increase) in reinsurance recoverables	(89)	—
Decrease (increase) in income taxes	20	85
Decrease (increase) in prepaid reinsurance premiums	(62)	19
Increase (decrease) in reserve for losses and loss adjustment expenses	786	177
Increase (decrease) in unearned premiums	(175)	15
Increase (decrease) in amounts due to reinsurers	122	51
Increase (decrease) in losses in course of payment	65	(42)
Change in equity adjustments in limited partnerships	(14)	(40)
Distribution of limited partnership income	13	20
Change in other assets and liabilities, net	(114)	(225)
Non-cash compensation expense	2	13
Amortization of bond premium (accrual of bond discount)	(28)	(19)
Net (gains) losses on investments	(95)	8
Net cash provided by (used in) operating activities	332	372

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	809	513
Proceeds from fixed maturities sold - available for sale	74	346
Proceeds from fixed maturities matured/called/repaid - held to maturity	55	43
Proceeds from fixed maturities sold - held to maturity	10	—
Distributions from other invested assets	91	81
Cost of fixed maturities acquired - available for sale	(2,465)	(1,120)
Cost of fixed maturities acquired - held to maturity	(2)	(27)
Cost of other invested assets acquired	(52)	(82)
Net change in short-term investments	1,184	(282)
Net change in unsettled securities transactions	(83)	135
Net cash provided by (used in) investing activities	(379)	(392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	—	—
Net cash provided by (used in) financing activities	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	(10)

Net increase (decrease) in cash	(38)	(31)
Cash, beginning of period	616	527
Cash, end of period	$579	$496

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$3	$13
Interest paid	16	16

NON-CASH TRANSACTIONS
Non-cash limited partnership distribution	$8	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2025 and 2024
1. GENERAL
Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited, which is a direct subsidiary of Everest Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally. As used in this document, “Company” and “We” means Holdings and its subsidiaries. “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company, a subsidiary of Holdings, and its subsidiaries (unless the context otherwise requires).
Unless noted otherwise, all tabular dollar amounts are in millions of United States (“U.S.”) dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024, 2023 and 2022, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2025.
Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2025 by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2025. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact on Holdings.
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
3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At March 31, 2025
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$266	$—	$—	$(9)	$258
Obligations of U.S. States and political subdivisions	74	—	—	(6)	68
Corporate securities	5,488	(36)	63	(132)	5,382
Asset-backed securities	4,926	—	22	(19)	4,929
Mortgage-backed securities
Commercial	477	—	1	(32)	446
Agency residential	3,619	—	28	(127)	3,519
Non-agency residential	1,332	—	23	(4)	1,351
Foreign government securities	1,036	—	12	(42)	1,006
Foreign corporate securities	2,046	—	27	(71)	2,003
Total fixed maturity securities - available for sale	$19,265	$(37)	$175	$(441)	$18,962
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$266	$—	$—	$(11)	$255
Obligations of U.S. States and political subdivisions	75	—	—	(5)	70
Corporate securities	4,156	(35)	37	(160)	3,997
Asset-backed securities	5,321	—	24	(35)	5,311
Mortgage-backed securities
Commercial	479	—	—	(38)	441
Agency residential	3,306	—	10	(166)	3,151
Non-agency residential	1,164	—	9	(11)	1,161
Foreign government securities	1,013	—	8	(52)	970
Foreign corporate securities	1,905	—	17	(91)	1,831
Total fixed maturity securities - available for sale	$17,685	$(36)	$106	$(569)	$17,186
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At March 31, 2025
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$169	$(2)	$5	$(3)	$169
Asset-backed securities	435	(4)	5	(6)	430
Mortgage-backed securities
Commercial	15	—	—	—	15
Foreign corporate securities	84	(1)	6	—	88
Total fixed maturity securities - held to maturity	$703	$(8)	$16	$(9)	$702
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - available for sale
Due in one year or less	$445	$429	$383	$369
Due after one year through five years	4,498	4,423	3,262	3,145
Due after five years through ten years	2,824	2,779	2,506	2,406
Due after ten years	1,143	1,087	1,264	1,202
Asset-backed securities	4,926	4,929	5,321	5,311
Mortgage-backed securities
Commercial	477	446	479	441
Agency residential	3,619	3,519	3,306	3,151
Non-agency residential	1,332	1,351	1,164	1,161
Total fixed maturity securities - available for sale	$19,265	$18,962	$17,685	$17,186
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$—	$—	$7	$7
Due after one year through five years	99	99	67	67
Due after five years through ten years	4	4	37	35
Due after ten years	150	154	150	152
Asset-backed securities	435	430	484	477
Mortgage-backed securities
Commercial	15	15	21	21
Total fixed maturity securities - held to maturity	$703	$702	$765	$759
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$199	$(74)
Change in URA(D), pre-tax	199	(74)
Deferred tax benefit (expense)	(42)	16
Change in URA(D), net of deferred taxes, included in stockholder's equity	$157	$(59)
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2025 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$76	$(4)	$138	$(5)	$214	$(9)
Obligations of U.S. States and political subdivisions	9	—	37	(5)	47	(6)
Corporate securities	951	(26)	1,154	(104)	2,105	(131)
Asset-backed securities	729	(11)	208	(9)	937	(19)
Mortgage-backed securities
Commercial	8	—	412	(32)	420	(32)
Agency residential	1,380	(49)	557	(78)	1,936	(127)
Non-agency residential	295	(4)	24	—	319	(4)
Foreign government securities	298	(6)	337	(36)	635	(42)
Foreign corporate securities	406	(7)	566	(63)	973	(71)
Total	4,153	(107)	3,433	(333)	7,586	(440)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(2)
Total fixed maturity securities - available for sale	$4,170	$(108)	$3,433	$(333)	$7,603	$(441)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at March 31, 2025 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$72	$(2)	$210	$(11)	$282	$(13)
Due in one year through five years	593	(10)	1,276	(96)	1,869	(107)
Due in five years through ten years	709	(11)	466	(71)	1,175	(81)
Due after ten years	366	(21)	280	(36)	647	(57)
Asset-backed securities	729	(11)	208	(9)	937	(19)
Mortgage-backed securities	1,683	(53)	992	(110)	2,676	(163)
Total	4,153	(107)	3,433	(333)	7,586	(440)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(2)
Total fixed maturity securities - available for sale	$4,170	$(108)	$3,433	$(333)	$7,603	$(441)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at March 31, 2025 were $7.6 billion and $441 million, respectively. The fair value of securities for the single issuer (the Australian government), whose securities comprised the largest unrealized loss position at March 31, 2025, did not exceed 0.3% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at March 31, 2025 comprised less than 0.4% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $108 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of agency residential mortgage-backed securities, domestic and foreign corporate securities, foreign government securities and asset-backed securities. Of these unrealized losses, $96 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $333 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, as well as domestic and foreign corporate securities, foreign government securities and commercial mortgage-backed securities. Of these unrealized losses, $320 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2025, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2024 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$43	$(1)	$187	$(10)	$230	$(11)
Obligations of U.S. States and political subdivisions	9	—	40	(5)	48	(5)
Corporate securities	1,502	(42)	1,169	(116)	2,670	(160)
Asset-backed securities	843	(17)	501	(18)	1,344	(35)
Mortgage-backed securities
Commercial	6	—	408	(38)	415	(38)
Agency residential	1,784	(70)	583	(95)	2,367	(166)
Non-agency residential	650	(11)	24	—	674	(11)
Foreign government securities	298	(11)	376	(41)	674	(52)
Foreign corporate securities	689	(18)	569	(72)	1,258	(91)
Total	$5,823	$(171)	$3,856	$(397)	$9,680	$(567)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(1)
Total fixed maturity securities - available for sale	$5,841	$(172)	$3,856	$(397)	$9,697	$(569)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2024 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$53	$(2)	$166	$(11)	$219	$(13)
Due in one year through five years	895	(22)	1,313	(107)	2,209	(129)
Due in five years through ten years	1,127	(23)	572	(92)	1,699	(115)
Due after ten years	465	(26)	289	(35)	754	(61)
Asset-backed securities	843	(17)	501	(18)	1,344	(35)
Mortgage-backed securities	2,441	(81)	1,015	(134)	3,455	(215)
Total	$5,823	$(171)	$3,856	$(397)	$9,680	$(567)
Securities where an allowance for credit loss was recorded	17	(1)	—	—	17	(1)
Total fixed maturity securities - available for sale	$5,841	$(172)	$3,856	$(397)	$9,697	$(569)
(Some amounts may not reconcile due to rounding.)

The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2024 were $9.7 billion and $569 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at December 31, 2024, did not exceed 1.1% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.5% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $172 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of agency residential mortgage-backed securities, domestic and foreign corporate securities, foreign government securities, asset-backed securities and non-agency residential mortgage-backed securities. Of these unrealized losses, $167 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $397 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, commercial mortgage-backed securities, agency residential mortgage-backed securities, asset-backed securities, as well as U.S. government securities and obligations. Of these unrealized losses, $377 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Fixed maturities	$265	$245
Equity securities	1	1
Short-term investments and cash	27	22
Other invested assets
Limited partnerships	(8)	24
Dividends from preferred shares of affiliate	8	8
Other	30	20
Gross investment income before adjustments	322	319
Funds held interest income (expense)	4	4
Gross investment income	326	323
Investment expenses	8	11
Net investment income	$318	$312
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
The Company had contractual commitments to invest up to an additional $2.0 billion in limited partnerships and private placement loan securities at March 31, 2025. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2035.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.8 billion and $1.7 billion as of March 31, 2025 and December 31, 2024, respectively.
Other invested assets, at fair value, as of March 31, 2025 and December 31, 2024, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. See Note 13 of the Notes to these consolidated financial statements.

Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities, but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Company did not hold any interest for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary, as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2025 and December 31, 2024 is limited to the total carrying value of $1.8 billion and $1.9 billion, respectively, which are included in general and limited partnerships.
As of March 31, 2025, the Company has outstanding commitments totaling $869 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Fixed maturity securities
Allowances for credit losses	$(1)	$1
Net realized gains (losses) from dispositions	(2)	(5)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	1
Gains (losses) from fair value adjustments	(1)	(1)
Other invested assets, fair value
Gains (losses) from fair value adjustments	99	(3)
Total net gains (losses) on investments	$95	$(8)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2025
	Corporate Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(1)	—	(1)
Increases in allowance on previously
impaired securities	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	—	—	—
Balance, end of period	$(36)	$—	$(37)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2024
(Dollars in millions)	Corporate Securities	Foreign Corporate Securities	Total
Beginning balance	$(47)	$—	$(48)
Credit losses on securities where credit
losses were not previously recorded	—	—	—
Increases in allowance on previously
impaired securities	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	2	—	2
Balance, end of period	$(45)	$—	$(46)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
Three Months Ended March 31, 2025
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(4)	$(1)	$(8)
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
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Proceeds from sales of fixed maturity securities - available for sale	$74	$346
Gross gains from dispositions	2	8
Gross losses from dispositions	(3)	(14)

Proceeds from sales of fixed maturity securities - held to maturity	10	—
Gross gains from sales	—	—
Gross losses from sales	(1)	—

Proceeds from sales of equity securities	$—	$—
Gross gains from dispositions	—	1
Gross losses from dispositions	—	—
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
The Company does not make any changes to prices received from the pricing services. In addition, the Company has procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. The Company also continually performs quantitative and qualitative analysis of prices, including, but not limited to, initial and ongoing review of pricing methodologies, review of prices obtained from pricing services and third party investment asset managers, review of pricing statistics and trends and comparison of prices for certain securities with a secondary price source for reasonableness. No material variances were noted during these price validation procedures. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.
At March 31, 2025 and December 31, 2024, $2.2 billion and $2.2 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations.
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
Fixed maturity securities listed in the tables have been categorized as Level 2, since particular securities may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. For foreign government securities and foreign corporate securities, the fair values provided by the third party pricing services are in local currencies, and where applicable, are converted to U.S. dollars using currency exchange rates from nationally recognized sources.
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
Other invested assets, at fair value, were categorized as Level 3 at March 31, 2025 and December 31, 2024, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10-year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$258	$—	$258	$—
Obligations of U.S. States and political subdivisions	68	—	68	—
Corporate securities	5,382	—	4,914	468
Asset-backed securities	4,929	—	3,178	1,752
Mortgage-backed securities
Commercial	446	—	446	—
Agency residential	3,519	—	3,519	—
Non-agency residential	1,351	—	1,351	—
Foreign government securities	1,006	—	1,006	—
Foreign corporate securities	2,003	—	1,989	14
Total fixed maturities - available for sale	18,962	—	16,728	2,234

Equity securities, fair value	109	78	26	5
Other invested assets, fair value	1,622	—	—	1,622
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$255	$—	$255	$—
Obligations of U.S. States and political subdivisions	70	—	70	—
Corporate securities	3,997	—	3,479	518
Asset-backed securities	5,311	—	3,654	1,657
Mortgage-backed securities
Commercial	441	—	441	—
Agency residential	3,151	—	3,151	—
Non-agency residential	1,161	—	1,161	—
Foreign government securities	970	—	970	—
Foreign corporate securities	1,831	—	1,817	14
Total fixed maturities - available for sale	17,186	—	14,997	2,189

Equity securities, fair value	110	79	26	5
Other invested assets, fair value	1,523	—	—	1,523
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—	—	—
Included in other comprehensive income (loss)	(6)	1	—	(5)
Purchases, issuances and settlements	(45)	94	—	49
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—
Ending balance	$468	$1,752	$14	$2,234

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	1	—	—	1
Included in other comprehensive income (loss)	—	7	—	7
Purchases, issuances and settlements	(52)	28	(1)	(25)
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—
Ending balance	$620	$1,340	$16	$1,976

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three months ended March 31, 2025.
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

In addition, $257 million and $239 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Gross reserves beginning of period	$19,271	$15,796
Less reinsurance recoverables on unpaid losses	(3,391)	(3,182)
Net reserves beginning of period	15,880	12,614

Incurred related to:
Current year	1,873	1,399
Prior years	(5)	(24)
Total incurred losses and LAE	1,869	1,375

Paid related to:
Current year	369	199
Prior years	618	910
Total paid losses and LAE	987	1,109

Foreign exchange/translation adjustment	23	(29)

Net reserves end of period	16,785	12,851
Plus reinsurance recoverables on unpaid losses	3,283	3,098
Gross reserves end of period	$20,068	$15,949
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $1.9 billion and $1.4 billion for the three months ended March 31, 2025 and 2024, respectively. Gross and net reserves increased for the three months ended March 31, 2025, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $37 million current year attritional losses in 2025 compared to 2024, as well as an increase of $437 million in current year catastrophe losses in 2025. Prior year incurred net favorable development of $5 million was primarily driven by a reduction in prior year catastrophe reserves.
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
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the segment results presentation, we have separately presented the Company’s largest affiliated reinsurance arrangements with Bermuda entities. See Note 13 of the Notes to these consolidated financial statements for a discussion of reinsurance transactions with Bermuda entities that are included in this segment presentation, also discussed below. These segment presentation changes have been reflected retrospectively. The Company will continue to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
Affiliated Cession to Bermuda Entities includes the impact of ceded amounts related to the whole account aggregate stop loss agreement between Everest Re and Bermuda Re; Everest Re’s whole account quota share agreements with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), which are now in run off; the Loss Portfolio Transfer (“LPT”) agreements between Everest Re and Bermuda Re; the life business whole account quota share agreement between Everest International Assurance Ltd. (“Everest Assurance”) and Bermuda Re; the quota share agreement between Everest Re (Canadian Branch) and Bermuda Re, which is now in run off; and the new catastrophe excess of loss contract effective January 1, 2025 with Bermuda Re. See Note 13 of the Notes to these consolidated financial statements for additional details.
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
The following tables present segment underwriting results for the periods indicated:

	Three Months Ended March 31, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$2,030	$699	28	—	$2,756
Net written premiums	1,676	547	27	(206)	2,045

Premiums earned	$1,752	$617	29	(116)	$2,282
Incurred losses and LAE	1,397	449	26	(3)	1,869
Commission and brokerage	418	66	5	—	489
Other underwriting expenses	48	98	3	—	149
Underwriting gain (loss)	$(111)	$3	$(4)	$(113)	$(226)

Net investment income					318
Net gains (losses) on investments					95
Corporate expenses					(7)
Interest, fees and bond issue cost amortization expense					(44)
Other income (expense)					(13)
Income (loss) before taxes					$124
(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$1,935	$772	$65	$—	$2,772
Net written premiums	1,739	588	54	(116)	2,266

Premiums earned	$1,674	$628	$45	$(116)	$2,231
Incurred losses and LAE	934	402	40	(2)	1,375
Commission and brokerage	402	63	7	—	472
Other underwriting expenses	46	94	6	—	146
Underwriting gain (loss)	$292	$68	$(9)	$(114)	$237

Net investment income					312
Net gains (losses) on investments					(8)
Corporate expenses					(5)
Interest, fees and bond issue cost amortization expense					(37)
Other income (expense)					7
Income (loss) before taxes					$507
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

				March 31, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$352	$398	$347
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	675	982	681
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	613	971	620
			$2,400	$2,350	$1,640	$2,350	$1,648
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024
4.868% Senior notes	Semi-annually	June 1/December 1	$5	$5
3.5% Senior notes	Semi-annually	April 15/October 15	9	9
3.125% Senior notes	Semi-annually	April 15/October 15	8	8
			$22	$22
(Some amounts may not reconcile due to rounding.)
8.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

					March 31, 2025		December 31, 2024
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$213	$218	$215
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 18, 2025 to May 15, 2025 is 6.97%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest was based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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
Interest expense incurred in connection with long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Interest expense incurred	$4	$4
9. FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2025, Everest Re had admitted assets of approximately $31.4 billion which provides borrowing capacity in excess of $3.1 billion. As of March 31, 2025, Everest Re had $1.0 billion of borrowings outstanding, all of which expire in 2025. Everest Re incurred interest expense of $12 million and $11 million for the three months ended March 31, 2025 and 2024, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of March 31, 2025, Everest Re had $1.3 billion of collateral pledged. See Note 10 of the Notes to these consolidated financial statements.
10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	March 31, 2025	December 31, 2024
Collateral in trust for non-affiliated agreements	$1,193	$1,286
Collateral held on behalf of affiliates (1)	756	732
Collateral for FHLB borrowings	1,317	1,294
Securities on deposit with or regulated by government authorities	1,434	1,406
Funds held by reinsureds	340	336
Total restricted assets	$5,039	$5,055
(1) In order to maximize operating efficiency, Everest Re has entered into agreements with certain affiliated Group operating entities to provide collateral on their behalf. In return for providing collateral, Everest Re receives a quarterly fee to compensate for its use of its assets as collateral. The affiliated operating entities that participate in this program must maintain sufficient unencumbered assets to cover the pledged assets as well as have sufficient statutory capital to satisfy their minimum capital requirements as stipulated by their local regulatory authority and/or rating agency requirement.

Restricted cash is included in cash on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, the Company had restricted cash of $142 million and $170 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	150	Occurrence
Series 2021-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/21/2025	85	Aggregate
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2022-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/22/2022	6/25/2025	300	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
	Total available limit as of March 31, 2025			1,150
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

12. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$196	$(41)	$155
Reclassification of net realized losses (gains) included in net income (loss)	3	(1)	2
Foreign currency translation adjustments	14	(3)	11
Reclassification of amortization of net gain (loss) included in net income (loss)	—	—	—
Total other comprehensive income (loss)	$212	$(45)	$168
(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$(78)	$16	$(62)
Reclassification of net realized losses (gains) included in net income (loss)	4	(1)	3
Foreign currency translation adjustments	(24)	5	(19)
Reclassification of amortization of net gain (loss) included in net income (loss)	1	—	—
Total other comprehensive income (loss)	$(98)	$20	$(77)
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended March 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2025	2024

URA(D) of securities	$3	$4	Other net gains (losses) on investments
	(1)	(1)	Income tax expense (benefit)
	$2	$3	Net income (loss)

Benefit plan net gain (loss)	$—	$1	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$—	$—	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Beginning balance of URA(D) of securities	$(393)	$(289)
Current period change in URA(D) of securities - non-credit related	157	(59)
Ending balance of URA(D) of securities	(236)	(348)

Beginning balance of foreign currency translation adjustments	(24)	19
Current period change in foreign currency translation adjustments	11	(19)
Ending balance of foreign currency translation adjustments	(13)	—

Beginning balance of benefit plan net gain (loss)	16	(16)
Current period change in benefit plan net gain (loss)	—	—
Ending balance of benefit plan net gain (loss)	16	(16)

Ending balance of accumulated other comprehensive income (loss)	$(232)	$(364)
(Some amounts may not reconcile due to rounding.)
13. RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Holdings for the periods indicated. These transactions are presented as Notes Payable – Affiliated in the Consolidated Balance Sheet of Holdings. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				March 31, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.30% Long-term Note	12/23/2024	12/23/2027	$600	$600	$603	$600	$596
(Some amounts may not reconcile due to rounding.)
Interest expense recognized in connection with long-term note agreements is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Received	Receivable Dates	2025	2024
4.30% Long-term Note	semi-annually	June 30 and December 31	6	—
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

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Dividends received on preferred stock of affiliate	$8	$8

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
The following table presents the expenses incurred by Holdings from services provided by Global Services for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Expenses incurred	49	58
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
The table below summarizes total premiums written and earned and incurred losses and LAE ceded to and assumed from affiliates for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Written premiums:
Assumed	24	14
Ceded	(180)	(116)

Premiums earned:
Assumed	20	9
Ceded	(90)	(116)

Incurred losses and LAE:
Assumed	(3)	(7)
Ceded	(3)	(2)
Transactions with Bermuda Entities
Effective January 1, 2018, Everest Re entered into a twelve-month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re, that is renewed annually. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreement was most recently renewed effective January 1, 2025.
Everest Re had whole account quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of March 31, 2025 and December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $591 million and $680 million in connection with these agreements.
Everest Re had whole account quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of March 31, 2025 and as of December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $7 million and $8 million in connection with these agreements.
Everest Re (Canadian Branch) had quota share reinsurance agreements in place with Bermuda Re from 2007 through the end of 2017. Quota share percentages ranged from 60% to 75% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re (Canadian Branch) and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of March 31, 2025 and as of December 31, 2024, Everest Re (Canadian

Branch) had reinsurance recoverables on unpaid losses of $35 million and $37 million in connection with these agreements.
Effective October 1, 2008, Everest Re entered into an LPT agreement with Bermuda Re that covers subject loss reserves related to casualty business for accident years 2002 to 2007. As a result of the LPT agreement, the Company transferred $747 million of loss reserves to Bermuda Re. As of March 31, 2025 and December 31, 2024, the Company had a reinsurance recoverable of $27 million recorded on its balance sheet due from Bermuda Re.
Effective December 31, 2017, Everest Re entered into an additional LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior subject to retention. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of March 31, 2025 and December 31, 2024, the Company has a reinsurance recoverable of $191 million and $381 million, respectively, recorded on its balance sheet due from Bermuda Re.
Everest Assurance entered into a continuous, 100% whole account quota share reinsurance agreement with Bermuda Re effective January 1, 2016. This agreement covers life business and is renewable until terminated.
Everest Re entered into a catastrophe excess of loss contract with Bermuda Re effective January 1, 2025 through December 31, 2025. The contract provides Everest Re up to $600 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. Everest Re will pay Bermuda Re $120 million for this coverage.
Transactions with Other Affiliates
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Insurance (Ireland), dac (“Ireland Insurance”) effective January 1, 2021 through December 31, 2021. The contract provides Ireland Insurance with up to €750 million of reinsurance coverage for each catastrophe occurrence above €15 million. Ireland Insurance will pay Everest Re €26 million for this coverage annually. This contract was most recently renewed effective January 1, 2025.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Reinsurance Company (Ireland), dac (“Ireland Re”), effective February 1, 2021 through January 31, 2022. The contract provides Ireland Re with up to €125 million of reinsurance coverage for each catastrophe occurrence above €18 million. Ireland Re will pay Everest Re €9 million for this coverage annually. This agreement was most recently renewed effective January 31, 2025.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective March 31, 2023 through January 31, 2024. The contract provides Ireland Re with up to €61 million of reinsurance coverage for each catastrophe occurrence above €139 million. Ireland Re will pay Everest Re €2 million for this coverage. This agreement was not renewed for 2025.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective June 1, 2022 through March 31, 2023. The contract provided the Lloyd’s Syndicate 2786 with up to £40 million of reinsurance coverage for each catastrophe occurrence above £8 million. The Lloyd’s Syndicate 2786 will pay Everest Re £4 million for this coverage annually. This contract was most recently renewed effective April 1, 2025.
Everest Re (Canadian Branch) entered into an excess of loss reinsurance agreement with Everest Insurance Company of Canada (“Everest Canada”), effective January 1, 2024 through December 31, 2024. This contract provides Everest Canada with up to $150 million or reinsurance coverage for each catastrophe occurrence above $25 million. Everest Canada will pay Everest Re (Canadian Branch) $5 million for this coverage annually. This agreement was most recently renewed January 1, 2025.
Everest Re entered into a whole account quota share reinsurance agreement with Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), effective July 1, 2024 through June 30, 2025. This agreement covers property and casualty business. Quota share percentages vary based on the line of business for the premium written.
Everest Re entered into a 99% whole account quota share reinsurance agreement with Compañía General de Seguros Everest Mexico (“Everest Mexico”), effective June 7, 2024 through July 1, 2025. This agreement covers property and casualty business. Effective January 1, 2025, the quota share percentage was amended to 99.7% for real estate fund business and 99% for all remaining lines of property and casualty business.

Everest Re entered into a catastrophe excess of loss reinsurance agreement with Everest Compañía de Seguros Generales Chile S.A. (“Everest Chile”), effective July 1, 2022 through June 30, 2023. The contract provides Everest Chile with up to $140 million of reinsurance coverage for each catastrophe occurrence above $7 million. Everest Chile will pay Everest Re $7 million for this coverage annually. This agreement was most recently renewed July 1, 2024.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. The contract provides Bermuda Re (UK Branch) with up to £130 million of reinsurance coverage for each catastrophe occurrence above £27 million. Bermuda Re (UK Branch) will pay Everest Re £7 million for this coverage annually. This contract was most recently renewed effective January 1, 2025.
Everest Re entered into a per risk and per occurrence and excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective February 1, 2025 through July 1, 2025. The contract provides Everest International - Australia Branch with up to A$162 million of reinsurance coverage for each risk or occurrence above A$38 million. Everest International - Australia Branch will pay Everest Re A$3 million for the coverage annually.
Everest Re entered into a 65% whole account quota share reinsurance agreement with Everest Chile, effective July 1, 2022 through June 30, 2023. The contract was not renewed and is in run-off as of December 31, 2024.
In 2013, Group established Mt. Logan Re, Ltd. (“Mt. Logan Re”), which is a Class 3 insurer based in Bermuda. Mt. Logan Re then established separate segregated accounts for its business activity, which invest in a diversified set of catastrophe exposures.
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Ceded written premiums	$146	$71
Ceded earned premiums	107	70
Ceded losses and LAE	113	19
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
15. SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. No material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three months ended March 31, 2025. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Gross written premiums	$2,756	$2,772
Net written premiums	2,045	2,266

REVENUES:
Premiums earned	$2,282	$2,231
Net investment income	318	312
Net gains (losses) on investments	95	(8)
Other income (expense)	(13)	7
Total revenues	2,683	2,543

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,869	1,375
Commission, brokerage, taxes and fees	489	472
Other underwriting expenses	149	146
Corporate expenses	7	5
Interest, fees and bond issue cost amortization expense	44	37
Total claims and expenses	2,558	2,036

INCOME (LOSS) BEFORE TAXES	124	507
Income tax expense (benefit)	24	99
NET INCOME (LOSS)	$100	$408

RATIOS:
Loss ratio	81.9%	61.6%
Commission and brokerage ratio	21.4%	21.2%
Other underwriting expense ratio	6.6%	6.6%
Combined ratio	109.9%	89.4%

	At March 31,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024
Balance sheet data:
Total investments and cash	$27,249	$26,650	2.2%
Total assets	37,254	36,209	2.9%
Reserve for losses and loss adjustment expenses	20,068	19,271	4.1%
Total debt	3,587	3,587	—%
Total liabilities	29,691	28,913	2.7%
Stockholder's equity	7,564	7,296	3.7%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums. Gross written premiums remained consistent at $2.8 billion for the three months ended March 31, 2025 and 2024, reflecting a $73 million, or 9.5%, decrease in our insurance business and $38 million, or 57.7%, decrease in our Other segment business, offset by a $95 million, or 4.9%, increase in our reinsurance business. The increase in reinsurance premiums was primarily driven by property pro rata and property catastrophe excess of loss lines of business. The decrease in insurance premiums was primarily due to portfolio actions taken in casualty lines and workers’ compensation lines, partially offset by an increase in property/short tail business and other specialty business.
Net written premiums decreased by 9.8% to $2.0 billion for the three months ended March 31, 2025, compared to $2.3 billion for the three months ended March 31, 2024, primarily driven by an increase in cessions to affiliated Bermuda entities due to the new catastrophe excess of loss contract effective January 1, 2025.
Premiums earned increased by 2.3% to $2.3 billion for the three months ended March 31, 2025, compared to $2.2 billion for the three months ended March 31, 2024. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $13 million and other income $7 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates. We recognized foreign currency exchange expense of $13 million for the three months ended March 31, 2025 and foreign currency exchange income of $11 million for the three months ended March 31, 2024.
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and loss LAE for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,394	61.1%		$(3)	(0.1)%		$1,391	61.0%
Catastrophes	479	21.0%		(2)	(0.1)%		478	20.9%
Total	$1,873	82.1%		$(5)	(0.2)%		$1,869	81.9%

2024
Attritional	$1,357	60.8%		$6	0.3%		$1,362	61.1%
Catastrophes	42	1.9%		(29)	(1.3)%		13	0.6%
Total	$1,399	62.7%		$(24)	(1.1)%		$1,375	61.6%

Variance 2025/2024
Attritional	$37	0.3	pts	$(9)	(0.4)	pts	$29	(0.1)	pts
Catastrophes	437	19.1	pts	28	1.2	pts	465	20.4	pts
Total	$475	19.4	pts	$19	0.9	pts	$493	20.2	pts
Incurred losses and LAE increased by 35.9% to $1.9 billion for the three months ended March 31, 2025, compared to $1.4 billion for the three months ended March 31, 2024, primarily due to an increase of $437 million in current year catastrophe losses and an increase of $37 million in current year attritional losses. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures, due to increased premiums earned. The current year catastrophe losses of $479 million for the three months ended March 31, 2025 related primarily to the 2025 Southern California wildfires ($460 million) and Myanmar earthquake ($20 million). The current year catastrophe losses of $42 million for the three months ended March 31, 2024 mainly related to the 2024 Baltimore bridge collapse ($27 million) and the 2024 U.S. East Coast convective storms ($15 million). Prior year incurred favorable development of $5 million for the three months ended March 31, 2025 was primarily driven by a reduction in prior year catastrophe reserves.

Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 20.9 percentage points to the combined ratio in three months ended March 31, 2025, compared to 0.6 percentage points for the three months ended March 31, 2024.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $489 million for the three months ended March 31, 2025, compared to $472 million for the three months ended March 31, 2024. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses increased to $149 million for the three months ended March 31, 2025, compared to $146 million for the three months ended March 31, 2024. The increase in other underwriting expenses was mainly due to the impact of the increase in premiums earned, as well as the continued build out of our Insurance operations.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $7 million and $5 million for the three months ended March 31, 2025 and 2024, respectively, which remained relatively consistent.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $44 million and $37 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from the Federal Home Loan Bank of New York (“FHLBNY”).
Income Tax Expense (Benefit). We had income tax expense of $24 million and $99 million for the three months ended March 31, 2025, and 2024, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.
Net Income (Loss).
Our net income was $100 million and $408 million, for the three months ended March 31, 2025 and 2024, respectively. The decline was primarily driven by underwriting loss of $226 million, partially offset by net gains on investments of $95 million compared to net (losses) on investments of $8 million in 2024, and an increase in net investment income of $6 million.
Ratios.
Our combined ratio increased by 20.5 points to 109.9% for the three months ended March 31, 2025, compared to 89.4% for the three months ended March 31, 2024. The current year increase is primarily due to higher catastrophe losses. Refer to the analysis of combined ratio components below.
The loss ratio component increased by 20.2 points for the three months ended March 31, 2025 over the same period last year mainly due to an increase of $437 million in current year catastrophe losses.
The commission and brokerage ratio components increased slightly to 21.4% for the three months ended March 31, 2025, compared to 21.2% for the three months ended March 31, 2024. The increase was mainly due to changes in the mix of business.
The other underwriting expense ratio remained consistent at 6.6% for the three months ended March 31, 2025 and 2024.
Stockholder’s Equity.
Stockholder’s equity increased by $268 million to $7.6 billion at March 31, 2025 from $7.3 billion at December 31, 2024, principally as a result of $157 million increase in net unrealized appreciation on fixed income available for sale securities, net of tax, $100 million of net income and $11 million of net foreign currency translation gains. The movement in the unrealized appreciation on investments was driven by the change in interest rates on the Company’s fixed maturity - available for sale portfolio.

Consolidated Investment Results
Net Investment Income.
Net investment income increased by 2.1% to $318 million for the three months ended March 31, 2025, compared to $312 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was primarily the result of an increase of $20 million of income from fixed maturity investments, an increase of $10 million in income from other invested assets and an increase of $6 million in short-term investments and cash, partially offset by a decrease of $33 million in limited partnership income. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Fixed maturities	$265	$245
Equity securities	1	1
Short-term investments and cash	27	22
Other invested assets
Limited partnerships	(8)	24
Dividends from preferred shares of affiliate	8	8
Other	30	20
Gross investment income before adjustments	322	319
Funds held interest income (expense)	4	4
Gross investment income	326	323
Investment expenses	8	11
Net investment income	$318	$312
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Annualized pre-tax yield on average cash and invested assets	4.7%	5.2%
Annualized after-tax yield on average cash and invested assets	3.8%	4.2%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$2	$8	$(6)
Losses	(3)	(14)	10
Total	(1)	(5)	4

Fixed maturity securities - held to maturity
Gains	—	—	—
Losses	(1)	—	(1)
Total	(1)	—	(1)

Equity securities
Gains	—	1	(1)
Losses	—	—	—
Total	—	1	(1)

Total net realized gains (losses) from dispositions
Gains	2	9	(7)
Losses	(4)	(14)	10
Total	(2)	(4)	3

Allowance for credit losses	(1)	1	(2)

Gains (losses) from fair value adjustments
Equity securities	(1)	(1)	—
Other invested assets	99	(3)	103
Total	98	(4)	102

Total net gains (losses) on investments	$95	$(8)	$103
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended March 31, 2025 primarily relate to net gains from fair value adjustments of $98 million, partially offset by an increase of $2 million in net realized losses from disposition of investments and $1 million decrease in allowance for credit losses.
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
The following discusses the underwriting results for each of our segments for the periods indicated, excluding the impact of reinsurance with its affiliated Bermuda entities. In 2025, the impact of reinsurance with its affiliated Bermuda entities was an underwriting (loss) of $113 million that was driven by ceded written premiums of $206 million, ceded earned premiums of $116 million and ceded incurred losses and LAE of $3 million. In 2024, the impact of reinsurance with its affiliated Bermuda entities was an underwriting (loss) of $114 million which was driven by ceded written premiums of $116 million, ceded earned premiums of $116 million and ceded incurred losses and LAE of $2 million. See Note 6 of the Notes to the consolidated financial statements for further details.

Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Variance	% Change
Gross written premiums	$2,030	$1,935	95	4.9%
Net written premiums	1,676	1,739	(63)	(3.6)%

Premiums earned	$1,752	$1,674	$78	4.7%
Incurred losses and LAE	1,397	934	463	49.5%
Commission and brokerage	418	402	16	4.0%
Other underwriting expenses	48	46	2	5.0%
Underwriting gain (loss)	$(111)	$292	$(403)	NM

				Point Chg
Loss ratio	79.7%	55.8%		23.9
Commission and brokerage ratio	23.9%	24.0%		(0.2)
Other underwriting expense ratio	2.8%	2.8%		—
Combined ratio	106.3%	82.6%		23.8
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums increased by 4.9% to $2.0 billion for the three months ended March 31, 2025 from $1.9 billion for the three months ended March 31, 2024. The increase was primarily driven by property pro rata and property catastrophe excess of loss lines of business, partially offset by reductions in casualty pro rata.
Net written premiums remained comparable at $1.7 billion for the three months ended March 31, 2025 and the three months ended March 31, 2024.
Premiums earned increased by 4.7% to $1.8 billion for the three months ended March 31, 2025, compared to $1.7 billion for the three months ended March 31, 2024. The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period. The growth in premiums earned is primarily driven by increased property pro rata writings that were recorded over the prior quarters which are now being earned.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$927	52.9%		$—	—%		927	52.9%
Catastrophes	472	26.9%		(2)	(0.1)%		470	26.8%
Total Segment	$1,398	79.8%		$(2)	(0.1)%		$1,397	79.7%

2024
Attritional	$913	54.5%		$7	0.4%		921	55.0%
Catastrophes	42	2.5%		(29)	(1.7)%		13	0.8%
Total Segment	$955	57.1%		$(21)	(1.3)%		$934	55.8%

Variance 2025/2024
Attritional	$13	(1.7)	pts	$(7)	(0.4)	pts	$6	(2.1)	pts
Catastrophes	429	24.4	pts	27	1.6	pts	457	26.0	pts
Total Segment	$443	22.7	pts	$20	1.2	pts	$463	23.9	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 49.5% to $1.4 billion for the three months ended March 31, 2025, compared to $934 million for the three months ended March 31, 2024. The increase was driven by an increase of $13 million in current year attritional losses and an increase of $429 million in current year catastrophe losses, partially offset by an increase in unfavorable prior year loss development of $20 million. The increase in current year attritional losses was mainly due to an increase in underlying exposures, due to the impact of the increase in premiums earned. The current year catastrophe losses of $472 million for the three months ended March 31, 2025 related primarily to the 2025 Southern California wildfires ($452 million) and Myanmar earthquake ($20 million). The $42 million of current year catastrophe losses for the three months ended March 31, 2024 was primarily due to the 2024 Baltimore bridge collapse ($27 million) and the 2024 U.S. East Coast convective storms ($15 million).
Segment Expenses. Commission and brokerage expense increased by 4.0% to $418 million for the three months ended March 31, 2025, compared to $402 million for the three months ended March 31, 2024. The increase was mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Segment other underwriting expenses increased to $48 million for the three months ended March 31, 2025 from $46 million for the three months ended March 31, 2024. The increase was due to increased expenditures supporting the increased premium volume of the segment.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Variance	% Change
Gross written premiums	$699	$772	$(73)	(9.5)%
Net written premiums	547	588	(41)	(6.9)%

Premiums earned	$617	$628	$(11)	(1.8)%
Incurred losses and LAE	449	402	47	11.7%
Commission and brokerage	66	63	3	5.5%
Other underwriting expenses	98	94	4	4.3%
Underwriting gain (loss)	$3	$68	$(66)	(95.9)%

				Point Chg
Loss ratio	72.9%	64.1%		8.8
Commission and brokerage ratio	10.8%	10.0%		0.7
Other underwriting expense ratio	15.9%	15.0%		0.9
Combined ratio	99.5%	89.1%		10.4
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 9.5% to $699 million for the three months ended March 31, 2025, compared to $772 million for the three months ended March 31, 2024. The decrease in insurance premiums was primarily due to portfolio actions taken in casualty lines and workers’ compensation lines, partially offset by an increase in property/short tail business and other specialty business.
Net written premiums decreased by 6.9% to $547 million for the three months ended March 31, 2025, compared to $588 million for the three months ended March 31, 2024. The decrease was mainly due to the decrease in gross written premiums, partially offset by mix of business.
Premiums earned decreased 1.8% to $617 million for the three months ended March 31, 2025, compared to $628 million for the three months ended March 31, 2024. The change in premiums earned is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$442	71.7%		$—	—%		442	71.7%
Catastrophes	8	1.3%		—	(0.1)%		7	1.2%
Total Segment	$450	72.9%		$—	(0.1)%		$449	72.9%

2024
Attritional	$403	64.2%		$—	—%		403	64.2%
Catastrophes	—	—%		(1)	(0.1)%		(1)	(0.1)%
Total Segment	$403	64.2%		$(1)	(0.2)%		$402	64.1%

Variance 2025/2024
Attritional	$39	7.4	pts	$—	—	pts	$39	7.4	pts
Catastrophes	8	1.3	pts	—	0.1	pts	8	1.4	pts
Total Segment	$46	8.7	pts	$1	0.1	pts	$47	8.8	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 11.7% to $449 million for the three months ended March 31, 2025, compared to $402 million for the three months ended March 31, 2024. The increase was due to an increase of $39 million in current year attritional losses and an increase of $8 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to higher loss selections in casualty lines, partially offset by changes in the mix of business. The $8 million of current year catastrophe losses for the three months ended March 31, 2025 related to the 2025 Southern California wildfires.
Segment Expenses. Commission and brokerage increased by 5.5% to $66 million for the three months ended March 31, 2025, compared to $63 million for the three months ended March 31, 2024. The increase was mainly due to the impact of changes in the mix of business.
Segment other underwriting expenses increased to $98 million for the three months ended March 31, 2025, compared to $94 million for the three months ended March 31, 2024, which remained relatively consistent.
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
The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Variance	% Change
Gross written premiums	$28	$65	$(38)	(57.7)%
Net written premiums	27	54	(27)	(49.5)%

Premiums earned	$29	$45	$(15)	(34.6)%
Incurred losses and LAE	26	40	(15)	(36.7)%
Commission and brokerage	5	7	(2)	(33.2)%
Other underwriting expenses	3	6	(3)	(51.8)%
Underwriting gain (loss)	$(4)	$(9)	$5	(53.3)%
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 57.7% to $28 million for the three months ended March 31, 2025, compared to $65 million for the three months ended March 31, 2024. Net written premiums decreased by 49.5% to $27 million for the three months ended March 31, 2025, compared to $54 million for the three months ended March 31, 2024. Premiums earned decreased 34.6% to $29 million for the three months ended March 31, 2025, compared to $45 million for the three months ended March 31, 2024. The decreases in gross written premiums, net written premiums and premiums earned are due to the lines of business included in this segment primarily being in run-off, except for a limited number of renewed and new policies written on the Company's paper by the purchaser of the sports and leisure business sold in October 2024, for a finite period of time post-closing.
Incurred Losses and LAE. Incurred losses and LAE decreased to $26 million in 2025, compared to $40 million in 2024. The decrease was mainly due to this segment primarily being in run-off.
Segment Expenses. Commission and brokerage and other underwriting expenses remained relatively flat year over year.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at March 31, 2025 and December 31, 2024 was $7.6 billion and $7.3 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our main operating company, Everest Reinsurance Company (“Everest Re”), is regulated by the State of Delaware’s Department of Insurance. The regulatory body has its own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions.
The regulatory targeted capital and the actual statutory capital for Everest Re were as follows:

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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $332 million and $372 million for the three months ended March 31, 2025 and 2024, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2025 and December 31, 2024, we held cash and short-term investments of $2.2 billion and $3.4 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2025, we had $429 million of fixed maturity securities - available for sale maturing within one year or less, $4.4 billion maturing within one to five years and $3.9 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At March 31, 2025, we had $266 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $441 million of pre-tax unrealized depreciation and $175 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2025, Everest Re had statutory admitted assets of approximately $31.4 billion which provides borrowing capacity of up to approximately $3.1 billion. As of March 31, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. See Note 9 – Federal Home Loan Bank Membership to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
Market Sensitive Instruments.
The Securities and Exchange Commission’s (the “SEC”) Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not generally enter into market sensitive instruments for trading purposes.
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
Interest Rate Risk. Our $27.2 billion cash and invested assets portfolio at March 31, 2025 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $5.3 billion of mortgage-backed securities in the $19.7 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.

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

	Impact of Interest Rate Shift in Basis Points At March 31, 2025
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$22,746	$22,029	$21,312	$20,595	$19,879
Fair Value Change from Base (%)	6.7%	3.4%	—%	(3.4)%	(6.7)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,132	$566	$—	$(566)	$(1,132)
We had $20.1 billion and $19.3 billion of gross reserves for losses and LAE as of March 31, 2025 and December 31, 2024, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Our operating entities may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these operations are the Singapore and Canadian Dollars. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with GAAP guidance, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 31, 2025.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of James Williamson

31.2	Section 302 Certification of Mark Kociancic

32.1	Section 906 Certification of James Williamson and Mark Kociancic

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 12, 2025