Form 10-Q
period 2025-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2025-08-12
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at August 12, 2025
Common Shares, $0.01 par value	1,000
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
•insufficient reserves for losses and loss adjustment expenses (“LAE”) due to the impact of social inflation or other factors;
•greater-than-expected loss ratios on business written by us and adverse development on claim and/or claim expense liabilities related to business written by our insurance and reinsurance subsidiaries;
•our failure to accurately assess underwriting risk and establish adequate premium rates;
•decreases in pricing for property and casualty reinsurance and insurance;
•our inability or failure to purchase adequate reinsurance;
•our ability to maintain our financial strength ratings;
•the failure of our insureds, intermediaries and reinsurers to satisfy their obligations to us;
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
•our dependence on brokers and agents for business development;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, par value per share)	2025	2024
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$19,796	$17,186
(amortized cost: 2025, $19,992; 2024, $17,685; credit allowances: 2025, $(40); 2024, $(36))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2025, $657; 2024, $759; net of credit allowances: 2025, $(7); 2024, $(8))	651	757
Equity securities, at fair value	112	110
Other invested assets	3,668	3,639
Other invested assets, at fair value	1,618	1,523
Short-term investments	1,389	2,819
Cash	870	616
Total investments and cash	28,104	26,650
Accrued investment income	283	248
Premiums receivable (net of credit allowances: 2025, $(39); 2024, $(35))	2,954	2,350
Reinsurance recoverables - unaffiliated (net of credit allowances: 2025, $(39); 2024, $(36))	2,682	2,481
Reinsurance recoverables - affiliated	974	1,302
Income tax asset, net	253	410
Funds held by reinsureds	341	336
Deferred acquisition costs	844	810
Prepaid reinsurance premiums	714	593
Other assets (net of credit allowances: 2025, $(9); 2024, $(9))	1,050	1,029
TOTAL ASSETS	$38,199	$36,209

LIABILITIES:
Reserve for losses and loss adjustment expenses	$20,333	$19,271
Unearned premium reserve	4,222	4,193
Funds held under reinsurance treaties	45	57
Amounts due to reinsurers	653	522
Losses in course of payment	218	127
Notes payable, affiliated	600	600
Senior notes	2,351	2,350
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	22	22
Unsettled securities payable	44	84
Other liabilities	458	450
Total liabilities	30,182	28,913

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2025 and 2024)	—	—
Additional paid-in capital	1,103	1,103
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $(28) at 2025 and $(107) at 2024	(104)	(400)
Retained earnings	7,017	6,593
Total stockholder's equity	8,016	7,296
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$38,199	$36,209
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars)	2025	2024	2025	2024
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,372	$2,209	$4,653	$4,440
Net investment income	314	348	633	660
Total net gains (losses) on investments	(2)	(30)	93	(37)
Other income (expense)	(29)	18	(41)	25
Total revenues	2,655	2,545	5,337	5,087

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,532	1,406	3,400	2,781
Commission, brokerage, taxes and fees	533	463	1,022	935
Other underwriting expenses	146	146	296	292
Corporate expenses	11	6	17	11
Interest, fees and bond issue cost amortization expense	44	37	88	75
Total claims and expenses	2,266	2,058	4,824	4,094

INCOME (LOSS) BEFORE TAXES	389	487	513	994
Income tax expense (benefit)	65	100	89	198

NET INCOME (LOSS)	$324	$387	$424	$795

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	86	(34)	241	(96)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	2	9	4	12
Total URA(D) of securities arising during the period	88	(25)	245	(84)

Foreign currency translation adjustments	48	(7)	59	(26)

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	(8)	24	(8)	25
Total benefit plan net gain (loss) for the period	(8)	24	(8)	25
Total other comprehensive income (loss), net of tax	128	(8)	296	(85)

COMPREHENSIVE INCOME (LOSS)	$452	$379	$720	$710
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except share amounts)	2025	2024	2025	2024
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,103	$1,103	$1,102
Balance, end of period	1,103	1,103	1,103	1,103

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(232)	(364)	(400)	(287)
Net increase (decrease) during the period	128	(8)	296	(85)
Balance, end of period	(104)	(372)	(104)	(372)

RETAINED EARNINGS:
Balance, beginning of period	6,693	6,780	6,593	6,372
Net income (loss)	324	387	424	795
Balance, end of period	7,017	7,167	7,017	7,167

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,016	$7,898	$8,016	$7,898
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$424	$795
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(577)	(407)
Decrease (increase) in funds held by reinsureds, net	(14)	(29)
Decrease (increase) in reinsurance recoverables	159	(19)
Decrease (increase) in income taxes	77	1
Decrease (increase) in prepaid reinsurance premiums	(115)	(79)
Increase (decrease) in reserve for losses and loss adjustment expenses	983	417
Increase (decrease) in unearned premiums	7	383
Increase (decrease) in amounts due to reinsurers	122	196
Increase (decrease) in losses in course of payment	89	47
Change in equity adjustments in limited partnerships	(37)	(109)
Distribution of limited partnership income	31	37
Change in other assets and liabilities, net	(131)	(240)
Non-cash compensation expense	16	27
Amortization of bond premium (accrual of bond discount)	(46)	(40)
Net (gains) losses on investments	(93)	37
Net cash provided by (used in) operating activities	892	1,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,535	1,133
Proceeds from fixed maturities sold - available for sale	142	649
Proceeds from fixed maturities matured/called/repaid - held to maturity	105	106
Proceeds from fixed maturities sold - held to maturity	10	—
Proceeds from equity securities sold	2	13
Distributions from other invested assets	150	139
Cost of fixed maturities acquired - available for sale	(3,896)	(2,706)
Cost of fixed maturities acquired - held to maturity	(4)	(36)
Cost of equity securities acquired	(2)	(2)
Cost of other invested assets acquired	(141)	(177)
Net change in short-term investments	1,461	(129)
Net change in unsettled securities transactions	(39)	(9)
Net cash provided by (used in) investing activities	(676)	(1,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	—	—
Net cash provided by (used in) financing activities	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	37	(13)

Net increase (decrease) in cash	254	(15)
Cash, beginning of period	616	527
Cash, end of period	$870	$512

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$11	$197
Interest paid	88	74

NON-CASH TRANSACTIONS
Non-cash limited partnership distribution	$8	$21
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2025 and 2024
1. GENERAL
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
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024, 2023 and 2022, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and six months ended June 30, 2025.
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
3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At June 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$258	$—	$—	$(9)	$249
Obligations of U.S. States and political subdivisions	57	—	—	(7)	50
Corporate securities	5,958	(39)	105	(128)	5,896
Asset-backed securities	4,758	—	18	(27)	4,749
Mortgage-backed securities
Agency commercial	208	—	3	(2)	210
Non-agency commercial	473	—	1	(27)	447
Agency residential	3,804	—	30	(126)	3,708
Non-agency residential	1,353	—	24	(3)	1,374
Foreign government securities	1,004	—	20	(31)	992
Foreign corporate securities	2,121	—	60	(60)	2,121
Total fixed maturity securities - available for sale	$19,992	$(40)	$262	$(419)	$19,796
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$266	$—	$—	$(11)	$255
Obligations of U.S. States and political subdivisions	75	—	—	(5)	70
Corporate securities	4,156	(35)	37	(160)	3,997
Asset-backed securities	5,321	—	24	(35)	5,311
Mortgage-backed securities
Commercial	479	—	—	(38)	441
Agency residential	3,306	—	10	(166)	3,151
Non-agency residential	1,164	—	9	(11)	1,161
Foreign government securities	1,013	—	8	(52)	970
Foreign corporate securities	1,905	—	17	(91)	1,831
Total fixed maturity securities - available for sale	$17,685	$(36)	$106	$(569)	$17,186
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At June 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$168	$(2)	$5	$(2)	$169
Asset-backed securities	404	(4)	5	(7)	398
Mortgage-backed securities
Commercial	7	—	—	—	7
Foreign corporate securities	79	(1)	5	—	83
Total fixed maturity securities - held to maturity	$658	$(7)	$15	$(10)	$657
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$521	$510	$383	$369
Due after one year through five years	4,421	4,393	3,262	3,145
Due after five years through ten years	3,302	3,307	2,506	2,406
Due after ten years	1,154	1,098	1,264	1,202
Asset-backed securities	4,758	4,749	5,321	5,311
Mortgage-backed securities
Agency commercial	208	210	—	—
Non-agency commercial	473	447	479	441
Agency residential	3,804	3,708	3,306	3,151
Non-agency residential	1,353	1,374	1,164	1,161
Total fixed maturity securities - available for sale	$19,992	$19,796	$17,685	$17,186
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$5	$5	$7	$7
Due after one year through five years	89	89	67	67
Due after five years through ten years	4	4	37	35
Due after ten years	149	154	150	152
Asset-backed securities	404	398	484	477
Mortgage-backed securities
Commercial	7	7	21	21
Total fixed maturity securities - held to maturity	$658	$657	$765	$759
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$111	$(32)	$310	$(106)
Change in URA(D), pre-tax	111	(32)	310	(106)
Deferred tax benefit (expense)	(23)	7	(65)	22
Change in URA(D), net of deferred taxes, included in stockholders' equity	$88	$(25)	$245	$(84)
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2025 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$74	$(4)	$163	$(4)	$237	$(9)
Obligations of U.S. States and political subdivisions	10	(1)	37	(6)	47	(7)
Corporate securities	765	(32)	1,075	(91)	1,841	(123)
Asset-backed securities	702	(20)	201	(7)	903	(27)
Mortgage-backed securities
Agency commercial	18	—	18	(2)	35	(2)
Non-agency commercial	6	—	413	(27)	419	(27)
Agency residential	760	(13)	862	(113)	1,623	(126)
Non-agency residential	219	(3)	5	—	224	(3)
Foreign government securities	147	(2)	293	(29)	439	(31)
Foreign corporate securities	351	(9)	530	(51)	881	(60)
Total	3,052	(84)	3,598	(330)	6,650	(414)
Securities where an allowance for credit loss was recorded	36	(5)	16	—	52	(5)
Total fixed maturity securities - available for sale	$3,088	$(89)	$3,614	$(330)	$6,701	$(419)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at June 30, 2025 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$48	$(1)	$274	$(10)	$322	$(11)
Due in one year through five years	569	(14)	1,158	(78)	1,727	(91)
Due in five years through ten years	400	(6)	426	(60)	826	(66)
Due after ten years	330	(27)	242	(34)	571	(61)
Asset-backed securities	702	(20)	201	(7)	903	(27)
Mortgage-backed securities	1,003	(16)	1,298	(141)	2,302	(158)
Total	3,052	(84)	3,598	(330)	6,650	(414)
Securities where an allowance for credit loss was recorded	36	(5)	16	—	52	(5)
Total fixed maturity securities - available for sale	$3,088	$(89)	$3,614	$(330)	$6,701	$(419)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at June 30, 2025 were $6.7 billion and $419 million, respectively. The fair value of securities for the single issuer (the U.S. government), whose securities comprised the largest unrealized loss position at June 30, 2025, amounted to less than 1.1% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at June 30, 2025 comprised less than 0.2% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $89 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and agency residential mortgage-backed securities. Of these unrealized losses, $65 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $330 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, as well as domestic and foreign corporate securities, foreign government securities and non-agency commercial mortgage-backed securities. Of these unrealized losses, $320 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of June 30, 2025, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturities	$267	$255	$532	$500
Equity securities	1	1	2	2
Short-term investments and cash	15	22	43	44
Other invested assets
Limited partnerships	8	44	(1)	68
Dividends from preferred shares of affiliate	8	8	16	16
Other	22	30	52	50
Gross investment income before adjustments	321	360	643	679
Funds held interest income (expense)	1	1	5	5
Gross investment income	322	361	648	684
Investment expenses	8	13	15	24
Net investment income	$314	$348	$633	$660
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
The Company had contractual commitments to invest up to an additional $1.9 billion in limited partnerships and private placement loan securities at June 30, 2025. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2035.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.8 billion and $1.7 billion as of June 30, 2025 and December 31, 2024, respectively.
Other invested assets, at fair value, as of June 30, 2025 and December 31, 2024, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. See Note 13 of the Notes to these consolidated financial statements.

Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of June 30, 2025 and December 31, 2024, the Company did not hold any securities for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2025 and December 31, 2024 is limited to the total carrying value of $1.8 billion and $1.9 billion, respectively, which are included in general and limited partnerships.
As of June 30, 2025, the Company has outstanding commitments totaling $809 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in asset-backed securities, which includes collateralized loan obligations, and are classified as fixed maturities, available for sale. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, credit subordination that reduces the Company’s obligation to absorb losses or right to receive benefits or the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturity securities
Allowance for credit losses	$(2)	$4	$(2)	$5
Net realized gains (losses) from dispositions	—	(15)	(2)	(20)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	—	—	1
Gains (losses) from fair value adjustments	4	(2)	3	(3)
Other invested assets, fair value
Gains (losses) from fair value adjustments	(4)	(16)	95	(19)
Total net gains (losses) on investments	$(2)	$(30)	$93	$(37)
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(36)	$—	$—	$(37)	$(35)	$—	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(3)	—	—	(3)	(4)	—	—	(4)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(39)	$—	$—	$(40)	$(39)	$—	$—	$(40)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(45)	$—	$—	$(46)	$(47)	$—	$—	$(48)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	3	—	—	4	5	—	—	5
Balance, end of period	$(42)	$—	$—	$(42)	$(42)	$—	$—	$(42)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(4)	$(1)	$(8)	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	1	1	—	1	1	1
Balance, end of period	$(2)	$(4)	$(1)	$(7)	$(2)	$(4)	$(1)	$(7)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	$(9)	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	1	1	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Proceeds from sales of fixed maturity securities - available for sale	$68	$303	$142	$649
Gross gains from dispositions	4	5	6	13
Gross losses from dispositions	(5)	(20)	(8)	(33)

Proceeds from sales of fixed maturity securities - held to maturity	—	—	10	—
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	(1)	—

Proceeds from sales of equity securities	$2	$13	$2	$13
Gross gains from dispositions	—	1	—	2
Gross losses from dispositions	—	—	—	—
(Some amounts may not reconcile due to rounding.)
During the six months ended June 30, 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities.
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
At June 30, 2025 and December 31, 2024, $2.3 billion and $2.2 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations.
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
Other invested assets, at fair value, were categorized as Level 3 at June 30, 2025 and December 31, 2024, since it represented a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10-year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$249	$—	$249	$—
Obligations of U.S. States and political subdivisions	50	—	50	—
Corporate securities	5,896	—	5,460	436
Asset-backed securities	4,749	—	2,887	1,862
Mortgage-backed securities
Agency commercial	210	—	210	—
Non-agency commercial	447	—	447	—
Agency residential	3,708	—	3,708	—
Non-agency residential	1,374	—	1,374	—
Foreign government securities	992	—	992	—
Foreign corporate securities	2,121	—	2,107	14
Total fixed maturities - available for sale	19,796	—	17,484	2,312

Equity securities, fair value	112	83	25	5
Other invested assets, fair value	1,618	—	—	1,618
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$255	$—	$255	$—
Obligations of U.S. States and political subdivisions	70	—	70	—
Corporate securities	3,997	—	3,479	518
Asset-backed securities	5,311	—	3,654	1,657
Mortgage-backed securities
Commercial	441	—	441	—
Agency residential	3,151	—	3,151	—
Non-agency residential	1,161	—	1,161	—
Foreign government securities	970	—	970	—
Foreign corporate securities	1,831	—	1,817	14
Total fixed maturities - available for sale	17,186	—	14,997	2,189

Equity securities, fair value	110	79	26	5
Other invested assets, fair value	1,523	—	—	1,523
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$468	$1,752	$14	$2,234	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	—	—	(1)	(1)	—	—	(1)
Included in other comprehensive income (loss)	(8)	(3)	—	(12)	(15)	(2)	—	(17)
Purchases, issuances and settlements	(22)	114	—	91	(67)	207	—	140
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$436	$1,862	$14	$2,312	$436	$1,862	$14	$2,312

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$—	$—	$(2)	$(2)	$—	$—	$(2)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$620	$1,340	$16	$1,976	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	5	—	—	5	6	—	—	6
Included in other comprehensive income (loss)	(1)	3	—	2	(1)	10	—	9
Purchases, issuances and settlements	(35)	99	(2)	62	(88)	126	(2)	37
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$589	$1,442	$14	$2,045	$589	$1,442	$14	$2,045

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$—	$—	$3	$4	$—	$—	$4
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and six months ended June 30, 2025.
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
In addition, $251 million and $239 million of investments within other invested assets on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Gross reserves beginning of period	$19,271	$15,796
Less reinsurance recoverables on unpaid losses	(3,391)	(3,182)
Net reserves beginning of period	15,880	12,614

Incurred related to:
Current year	3,375	2,801
Prior years	25	(20)
Total incurred losses and LAE	3,400	2,781

Paid related to:
Current year	640	492
Prior years	1,769	1,665
Total paid losses and LAE	2,409	2,157

Foreign exchange/translation adjustment	134	(49)

Net reserves end of period	17,005	13,189
Plus reinsurance recoverables on unpaid losses	3,327	2,990
Gross reserves end of period	$20,333	$16,178
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $3.4 billion and $2.8 billion for the six months ended June 30, 2025 and 2024, respectively. Gross and net reserves increased for the six months ended June 30, 2025, reflecting an increase in underlying exposure due to earned premium growth, year over year, amounting to approximately $189 million current year attritional losses in 2025 compared to 2024, as well as an increase of $385 million in current year catastrophe losses in 2025.
Prior year incurred net unfavorable development of $25 million was primarily related to aviation losses associated with the Russia/Ukraine war of $57 million, partially offset by net favorable prior year development of $33 million, driven by the release of reserves from prior underwriting years for the property lines. The net unfavorable prior year loss development was recorded in the Reinsurance segment.
In the second quarter of 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in the Ukraine by $57 million ($44 million net of reinstatement premiums).

6.SEGMENT REPORTING
The Company conducts business through two reportable segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S., as well as through branches in Canada and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
Our two reportable segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
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
Affiliated Cession to Bermuda Entities includes the impact of ceded amounts related to the whole account aggregate stop loss agreement between Everest Re and Bermuda Re; Everest Re’s whole account quota share agreements with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), which are now in run off; the Loss Portfolio Transfer (“LPT”) agreements between Everest Re and Bermuda Re; the life business whole account quota share agreement between Everest International Assurance Ltd. (“Everest Assurance”) and Bermuda Re; the quota share agreement between Everest Re (Canadian Branch) and Bermuda Re, which was commuted as of the second quarter 2025; and the new catastrophe excess of loss contract effective January 1, 2025 with Bermuda Re. See Note 13 of the Notes to these consolidated financial statements for additional details.
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

The following tables present segment underwriting results for the periods indicated:

	Three Months Ended June 30, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$2,014	$956	22	—	$2,992
Net written premiums	1,898	664	20	(88)	2,493

Premiums earned	$1,860	$599	31	(118)	$2,372
Incurred losses and LAE	1,011	462	52	7	1,532
Commission and brokerage	459	68	6	—	533
Other underwriting expenses	48	95	3	—	146
Underwriting gain (loss)	$342	$(26)	$(30)	$(125)	$161

Net investment income					314
Net gains (losses) on investments					(2)
Corporate expenses					(11)
Interest, fees and bond issue cost amortization expense					(44)
Other income (expense)					(29)
Income (loss) before taxes					$389
(Some amounts may not reconcile due to rounding)

	Six Months Ended June 30, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$4,043	$1,655	50	—	$5,748
Net written premiums	3,574	1,211	47	(294)	4,538

Premiums earned	$3,612	$1,215	60	(234)	$4,653
Incurred losses and LAE	2,407	911	77	5	3,400
Commission and brokerage	877	134	11	—	1,022
Other underwriting expenses	97	193	6	—	296
Underwriting gain (loss)	$231	$(23)	$(35)	$(238)	$(65)

Net investment income					633
Net gains (losses) on investments					93
Corporate expenses					(17)
Interest, fees and bond issue cost amortization expense					(88)
Other income (expense)					(41)
Income (loss) before taxes					$513
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$2,017	$1,046	47	—	$3,110
Net written premiums	1,875	683	38	(115)	2,481

Premiums earned	$1,628	$650	46	(115)	$2,209
Incurred losses and LAE	934	435	35	2	1,406
Commission and brokerage	390	65	8	—	463
Other underwriting expenses	46	93	7	—	146
Underwriting gain (loss)	$258	$57	$(3)	$(118)	$195

Net investment income					348
Net gains (losses) on investments					(30)
Corporate expenses					(6)
Interest, fees and bond issue cost amortization expense					(37)
Other income (expense)					18
Income (loss) before taxes					$487
(Some amounts may not reconcile due to rounding)

	Six Months Ended June 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$3,952	$1,818	112	—	$5,882
Net written premiums	3,615	1,271	92	(231)	4,747

Premiums earned	$3,302	$1,278	90	(231)	$4,440
Incurred losses and LAE	1,868	837	75	1	2,781
Commission and brokerage	792	128	15	—	935
Other underwriting expenses	92	187	13	—	292
Underwriting gain (loss)	$550	$126	$(13)	$(232)	$431

Net investment income					660
Net gains (losses) on investments					(37)
Corporate expenses					(11)
Interest, fees and bond issue cost amortization expense					(75)
Other income (expense)					25
Income (loss) before taxes					$994
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

				June 30, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$355	$398	$347
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	685	982	681
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	622	971	620
			$2,400	$2,351	$1,662	$2,350	$1,648
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024	2025	2024
4.868% Senior notes	Semi-annually	June 1/December 1	$5	$5	$10	$10
3.5% Senior notes	Semi-annually	April 15/October 15	9	9	18	18
3.125% Senior notes	Semi-annually	April 15/October 15	8	8	16	16
			$22	$22	$43	$43
(Some amounts may not reconcile due to rounding.)
8.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, these Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

					June 30, 2025		December 31, 2024
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$217	$218	$215
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2025 to August 15, 2025 is 6.97%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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

Interest expense incurred in connection with these long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Interest expense incurred	$4	$4	$8	$9
9.FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2025, Everest Re had admitted assets of approximately $32.3 billion which provides borrowing capacity in excess of $3.2 billion. As of June 30, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. Everest Re incurred interest expense of $12 million and $11 million for the three months ended June 30, 2025 and 2024, respectively. Everest Re incurred interest expense of $24 million and $22 million for the six months ended June 30, 2025 and 2024, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of June 30, 2025, Everest Re had $1.3 billion of collateral pledged. See Note 10 of the Notes to these consolidated financial statements.
10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	June 30, 2025	December 31, 2024
Collateral in trust for non-affiliated agreements	$1,257	$1,286
Collateral held on behalf of affiliates (1)	776	732
Collateral for FHLB borrowings	1,321	1,294
Securities on deposit with or regulated by government authorities	1,450	1,406
Funds held by reinsureds	341	336
Total restricted assets	$5,145	$5,055
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
Restricted cash is included in cash on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company had restricted cash of $203 million and $170 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-1 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
	Total available limit as of June 30, 2025			1,530
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

12. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$109	$(23)	$86	$305	$(64)	$241
Reclassification of net realized losses (gains) included in net income (loss)	2	—	2	5	(1)	4
Foreign currency translation adjustments	61	(13)	48	75	(16)	59
Reclassification of amortization of net gain (loss) included in net income (loss)	(10)	2	(8)	(10)	2	(8)
Total other comprehensive income (loss)	$162	$(34)	$128	$374	$(79)	$296
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$(43)	$9	$(34)	$(121)	$26	$(96)
Reclassification of net realized losses (gains) included in net income (loss)	11	(2)	9	16	(3)	12
Foreign currency translation adjustments	(9)	2	(7)	(33)	7	(26)
Reclassification of amortization of net gain (loss) included in net income (loss)	31	(6)	24	31	(7)	25
Total other comprehensive income (loss)	$(10)	$2	$(8)	$(108)	$23	$(85)
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2025	2024	2025	2024

URA(D) of securities	$2	$11	$5	$16	Other net gains (losses) on investments
	—	(2)	(1)	(3)	Income tax expense (benefit)
	$2	$9	$4	$12	Net income (loss)

Benefit plan net gain (loss)	$(10)	$31	$(10)	$31	Other underwriting expenses
	2	(6)	2	(7)	Income tax expense (benefit)
	$(8)	$24	$(8)	$25	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Beginning balance of URA(D) of securities	$(236)	$(348)	$(393)	$(289)
Current period change in URA(D) of securities - non-credit related	88	(25)	245	(84)
Ending balance of URA(D) of securities	(148)	(373)	(148)	(373)

Beginning balance of foreign currency translation adjustments	(13)	—	(24)	19
Current period change in foreign currency translation adjustments	48	(7)	59	(26)
Ending balance of foreign currency translation adjustments	36	(7)	36	(7)

Beginning balance of benefit plan net gain (loss)	16	(16)	16	(16)
Current period change in benefit plan net gain (loss)	(8)	24	(8)	25
Ending balance of benefit plan net gain (loss)	8	8	8	8

Ending balance of accumulated other comprehensive income (loss)	$(104)	$(372)	$(104)	$(372)
(Some amounts may not reconcile due to rounding.)
13. RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Holdings for the periods indicated. These transactions are presented as Notes Payable – Affiliated in the Consolidated Balance Sheet of Holdings. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				June 30, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.30% Long-term Note	12/23/2024	12/23/2027	$600	$600	$605	$600	$596
(Some amounts may not reconcile due to rounding.)
Interest expense recognized in connection with long-term note agreements is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Received	Receivable Dates	2025	2024	2025	2024
4.30% Long-term Note	semi-annually	June 30 and December 31	6	—	13	—
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Dividends received on preferred stock of affiliate	$8	$8	$16	$16

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
The following table presents the expenses incurred by Holdings from services provided by Global Services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Expenses incurred	60	63	109	121
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
The table below summarizes total premiums written and earned and incurred losses and LAE ceded to and assumed from affiliates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Written premiums:
Assumed	16	13	40	27
Ceded	(88)	(115)	(294)	(231)

Premiums earned:
Assumed	15	29	35	38
Ceded	(118)	(115)	(234)	(231)

Incurred losses and LAE:
Assumed	3	3	—	(4)
Ceded	7	2	5	1
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
Everest Re had whole account quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of June 30, 2025 and December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $563 million and $680 million in connection with these agreements.
Everest Re had whole account quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of June 30, 2025 and as of December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $7 million and $8 million in connection with these agreements.
Everest Re (Canadian Branch) had quota share reinsurance agreements in place with Bermuda Re from 2003 through the end of 2017. Quota share percentages ranged from 60% to 75% depending on the year. During the second quarter of 2025, the quota share reinsurance agreements between Everest Re (Canadian Branch) and Bermuda Re were commuted effective June 30, 2025. As of December 31, 2024, Everest Re (Canadian Branch) had reinsurance recoverables on unpaid losses of $37 million in connection with these agreements.
Effective October 1, 2008, Everest Re entered into an LPT agreement with Bermuda Re that covers subject loss reserves related to casualty business for accident years 2002 to 2007. As a result of the LPT agreement, the Company transferred $747 million of loss reserves to Bermuda Re. As of June 30, 2025 and December 31, 2024, the Company had reinsurance recoverables of $20 million and $27 million recorded on its balance sheet due from Bermuda Re.
Effective December 31, 2017, Everest Re entered into an additional LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior subject to retention. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of June 30, 2025 and December 31, 2024, the Company had reinsurance recoverables of $187 million and $381 million, respectively, recorded on its balance sheet due from Bermuda Re.
Everest Assurance entered into a continuous, 100% whole account quota share reinsurance agreement with Bermuda Re effective January 1, 2016. This agreement covers life business and is renewable until terminated.
Everest Re entered into a catastrophe excess of loss contract with Bermuda Re effective January 1, 2025 through December 31, 2025. The contract provides Everest Re up to $600 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. Everest Re will pay Bermuda Re $120 million for this coverage. This agreement was amended effective July 1, 2025 to provide Everest Re up to $500 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events.
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
Everest Re entered into a catastrophe excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective June 1, 2022 through March 31, 2023. The contract provided the Lloyd’s Syndicate 2786 with up to $40 million of reinsurance coverage for each catastrophe occurrence above $8 million. The Lloyd’s Syndicate 2786 will pay Everest Re $4 million for this coverage annually. This contract was most recently renewed effective April 1, 2025.
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
Everest Re entered into a per risk and per occurrence and excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective February 1, 2025 through June 30, 2025. The contract provides Everest International - Australia Branch with up to A$65 million of reinsurance coverage for each risk or occurrence above A$8 million. Everest International - Australia Branch will pay Everest Re A$3 million for the coverage annually.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International - Australia Branch, effective February 1, 2025 through June 30, 2025. The contract provides Everest International - Australia Branch, with up to A$162 million of reinsurance coverage for each catastrophe occurrence above A$38 million. Everest International - Australia Branch will pay Everest Re A$3 million for this coverage annually.
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
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Mt. Logan Re Segregated Accounts	2025	2024	2025	2024
Ceded written premiums	$63	$65	$209	$136
Ceded earned premiums	75	76	182	147
Ceded losses and LAE	(4)	12	109	31
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
On July 4, 2025, The One Big Beautiful Bill was signed into law. The Company is still evaluating the effects of the new law.
15. SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events. No material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and six months ended June 30, 2025. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024		2025	2024
Gross written premiums	$2,992	$3,110	(3.8)%	$5,748	$5,882	(2.3)%
Net written premiums	2,493	2,481	0.5%	4,538	4,747	(4.4)%

REVENUES:
Premiums earned	$2,372	$2,209	7.4%	$4,653	$4,440	4.8%
Net investment income	314	348	(9.6)%	633	660	(4.1)%
Net gains (losses) on investments	(2)	(30)	(91.9)%	93	(37)	NM
Other income (expense)	(29)	18	NM	(41)	25	NM
Total revenues	2,655	2,545	4.3%	5,337	5,087	4.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,532	1,406	9.0%	3,400	2,781	22.3%
Commission, brokerage, taxes and fees	533	463	15.2%	1,022	935	9.3%
Other underwriting expenses	146	146	0.2%	296	292	1.2%
Corporate expenses	11	6	73.9%	17	11	62.3%
Interest, fees and bond issue cost amortization expense	44	37	18.5%	88	75	18.5%
Total claims and expenses	2,266	2,058	10.1%	4,824	4,094	17.8%

INCOME (LOSS) BEFORE TAXES	389	487	(20.1)%	513	994	(48.3)%
Income tax expense (benefit)	65	100	(34.6)%	89	198	(55.0)%
NET INCOME (LOSS)	$324	$387	(16.3)%	$424	$795	(46.7)%

RATIOS:			Point Change			Point Change
Loss ratio	64.6%	63.6%	1.0	73.1%	62.6%	10.5
Commission and brokerage ratio	22.5%	21.0%	1.5	22.0%	21.1%	0.9
Other underwriting expense ratio	6.2%	6.6%	(0.4)	6.4%	6.6%	(0.2)
Combined ratio	93.3%	91.2%	2.1	101.5%	90.3%	11.2

	At June 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024
Balance sheet data:
Total investments and cash	$28,104	$26,650	5.5%
Total assets	38,199	36,209	5.5%
Reserve for losses and loss adjustment expenses	20,333	19,271	5.5%
Total debt	3,588	3,587	—%
Total liabilities	30,182	28,913	4.4%
Stockholder's equity	8,016	7,296	9.9%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.
Premiums. Gross written premiums decreased by 3.8% to $3.0 billion for the three months ended June 30, 2025, compared to $3.1 billion for the three months ended June 30, 2024, reflecting a $90 million, or 8.6%, decrease in our insurance business, a $25 million decrease in business within the Other segment and a $3 million, or 0.2%, decrease in our reinsurance business. The decrease in insurance premiums was primarily due to continuing portfolio remediation actions taken within casualty lines of business. Gross written premiums within Other decreased by $25 million as this segment generally represents lines of business that have been discontinued. The decrease in reinsurance premiums was primarily driven by casualty pro rata, casualty excess of loss and property non-catastrophe excess of loss lines of business.
Gross written premiums decreased by 2.3% to $5.7 billion for the six months ended June 30, 2025, compared to $5.9 billion for the six months ended June 30, 2024, reflecting a $163 million, or 9.0%, decrease in our insurance business, $62 million decrease in business within the Other segment, partially offset by a $92 million, or 2.3%, increase in our reinsurance business. The decrease in insurance premiums was primarily due to continuing portfolio remediation actions taken within casualty lines of business. Gross written premiums within Other has decreased by $62 million as this segment generally represents lines of business that have been discontinued. The increase in reinsurance premiums was primarily due to property catastrophe excess of loss and property pro rata lines of business.
Net written premiums increased by 0.5%, remaining constant at $2.5 billion for the three months ended June 30, 2025, compared to $2.5 billion for the three months ended June 30, 2024. Net written premiums decreased by 4.4% to $4.5 billion for the six months ended June 30, 2025, compared to $4.7 billion for the six months ended June 30, 2024. The larger percentage decrease in net written premiums compared to the percentage decrease in gross written premiums was mainly due to overall mix of business.
Premiums earned increased by 7.4% to $2.4 billion for the three months ended June 30, 2025, compared to $2.2 billion for the three months ended June 30, 2024. Premiums earned increased by 4.8% to $4.7 billion for the six months ended June 30, 2025, compared to $4.4 billion for the six months ended June 30, 2024. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $29 million and other income of $18 million for the three months ended June 30, 2025 and 2024, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates, in particular, the movements in the Singapore Dollar and Canadian Dollar. We recorded other expense of $41 million and other income of $25 million for the six months ended June 30, 2025 and 2024, respectively. We recognized foreign currency exchange expense of $70 million and foreign currency exchange income of $18 million for the six months ended June 30, 2025 and 2024, respectively. The foreign currency exchange expense of $70 million recognized for the six months ended June 30, 2025 is partially offset by a $26.7 million pension plan settlement gain recognized in the second quarter of 2025 driven by the extinguishment of the Everest Reinsurance Company (“Everest Re”) retirement pension plan obligation liability.
Net Investment Income. Refer to the “Consolidated Investments Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investments Results” section below.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and loss LAE for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,487	62.7%		$26	1.1%		$1,513	63.8%
Catastrophes	15	0.6%		4	0.2%		19	0.8%
Total	$1,502	63.3%		$30	1.2%		$1,532	64.6%

2024
Attritional	$1,335	60.4%		$—	—%		$1,335	60.4%
Catastrophes	67	3.1%		3	0.2%		71	3.2%
Total	$1,402	63.5%		$3	0.1%		$1,406	63.6%

Variance 2025/2024
Attritional	$152	2.3	pts	$26	1.1	pts	$178	3.3	pts
Catastrophes	(52)	(2.4)	pts	—	—	pts	(52)	(2.4)	pts
Total	$100	(0.2)	pts	$26	1.1	pts	$126	0.9	pts

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$2,881	61.9%		$23	0.5%		$2,904	62.4%
Catastrophes	495	10.6%		2	—%		497	10.7%
Total	$3,375	72.5%		$25	0.5%		$3,400	73.1%

2024
Attritional	$2,692	60.6%		$6	0.1%		$2,697	60.8%
Catastrophes	110	2.5%		(26)	(0.6)%		83	1.9%
Total	$2,801	63.1%		$(20)	-0.5%		$2,781	62.6%

Variance 2025/2024
Attritional	$189	1.3	pts	$17	0.4	pts	$206	1.6	pts
Catastrophes	385	8.2	pts	28	0.6	pts	413	8.8	pts
Total	$574	9.4	pts	$45	1.0	pts	$619	10.4	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 9.0% to $1.5 billion for the three months ended June 30, 2025, compared to $1.4 billion for the three months ended June 30, 2024, primarily due to an increase of $152 million in current year attritional losses and an increase in unfavorable development on prior year attritional losses of $26 million, partially offset by a decrease of $52 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to the impact of the increase in premiums earned. The current year catastrophe losses of $15 million for the three months ended June 30, 2025 related primarily to the 2025 U.S. Midwest convective storms ($12 million) and the 2025 Southern California wildfires ($3 million). The current year catastrophe losses of $67 million for the three months ended June 30, 2024 mainly related to the 2024 Brazil floods ($29 million), the 2024 Dubai floods ($20 million) and the 2024 Taiwan earthquake ($19 million).
The unfavorable development on prior year attritional losses was primarily related to aviation losses associated with the Russia/Ukraine war of $57 million, partially offset by net favorable prior year development of $32 million, driven by the release of reserves from prior underwriting years’ property lines. The net unfavorable prior year loss development was recorded in the Reinsurance segment. In the second quarter of 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the Russia/Ukraine war by $57 million ($44 million net of reinstatement premiums).
Incurred losses and LAE increased by 22.3% to $3.4 billion for the six months ended June 30, 2025, compared to $2.8 billion for the six months ended June 30, 2024, primarily due to an increase of $385 million in current year catastrophe losses, an increase of $189 million in current year attritional losses, an increase in unfavorable development on prior year attritional losses of $17 million and an increase in unfavorable development on prior year catastrophe losses of $28 million. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to increased premiums earned. The current year catastrophe losses of $495 million for the six months ended June 30, 2025 related primarily to the 2025 Southern California wildfires ($462 million), the first quarter 2025 Myanmar earthquake ($20 million) and the 2025 U.S. Midwest convective storms ($12 million). The current year catastrophe losses of $110 million for the six months ended June 30, 2024 related primarily to the 2024 Brazil floods ($29 million), the 2024 Baltimore bridge collapse ($27 million), the 2024 Dubai floods ($20 million) and the 2024 Taiwan earthquake ($19 million).
The unfavorable development on prior year attritional losses was primarily related to aviation losses associated with the Russia/Ukraine war of $57 million, partially offset by net favorable prior year development of $34 million, driven by the release of reserves from prior underwriting years’ property lines. The net unfavorable prior year loss development was recorded in the Reinsurance segment. In second quarter of 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the Russia/Ukraine war by $57 million ($44 million net of reinstatement premiums). The change in development on prior year catastrophe losses is driven by $2 million of unfavorable development for the six months ended June 30, 2025, compared to $26 million of favorable development for the six months ended June 30, 2024 primarily due to a reduction in prior year catastrophe reserves.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $533 million for the three months ended June 30, 2025, compared to $463 million for the three months ended June 30, 2024. Commission, brokerage, taxes and fees increased to $1.0 billion for the six months ended June 30, 2025, compared to $935 million for the six months ended June 30, 2024. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses remained constant at $146 million for the three months ended June 30, 2025 and 2024. Other underwriting expenses increased to $296 million for the six months ended June 30, 2025, compared to $292 million for the six months ended June 30, 2024, remaining relatively consistent with the growth in premiums earned.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, increased to $11 million from $6 million for the three months ended June 30, 2025 and 2024, respectively, and increased to $17 million from $11 million for the six months ended June 30, 2025 and 2024, respectively. The increase in Corporate expenses for the three-and six-months periods ended June 30, 2025 is primarily due to a nonrecurring adjustment due to the curtailment of the employee benefit plan in 2024, as well as an increase in professional services expenses related to the continued build out of our infrastructure.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $44 million and $37 million for the three months ended June 30, 2025 and 2024, respectively. Interest, fees and other bond amortization expense was $88 million and $75 million for the six months ended June 30, 2025 and 2024, respectively. The increases were mainly due to higher interest costs on the Federal Home Loan Bank of New York (“FHLBNY”) borrowing. Increases in interest expense were offset by a decrease in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 6.97% as of June 30, 2025, compared to 7.97% as of June 30, 2024.
Income Tax Expense (Benefit). Income tax expense was $65 million and $100 million for the three months ended June 30, 2025 and 2024, respectively. Income tax expense was $89 million and $198 million for the six months ended June 30, 2025 and 2024, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.

On July 4, 2025, The One Big Beautiful Bill was signed into law. The Company is still evaluating the effects of the new law.
Net Income (Loss).
Our net income was $324 million and $387 million for the three months ended June 30, 2025 and 2024, respectively. Our net income was $424 million and $795 million for the six months ended June 30, 2025 and 2024, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio increased by 2.1 points to 93.3% for the three months ended June 30, 2025, compared to 91.2% for the three months ended June 30, 2024 and increased by 11.2 points to 101.5% for the six months ended June 30, 2025, compared to 90.3% for the six months ended June 30, 2024. The period over period changes in combined ratio were primarily driven by the components discussed below.
The loss ratio component increased by 1.0 points to 64.6% for the three months ended June 30, 2025, compared to 63.6% for the three months ended June 30, 2024, mainly due to an increase of $152 million in current year attritional losses. The loss ratio component increased by 10.5 points to 73.1% for the six months ended June 30, 2025, compared to 62.6% for the six months ended June 30, 2024, primarily due to an increase of $385 million in current year catastrophes losses, an increase of $189 million in current year attritional losses, and unfavorable prior year development on attritional losses of $26 million, partially offset by a decrease of $52 million in current year catastrophe losses. The unfavorable prior year development on attritional losses is primarily related to aviation losses associated with the Russia/Ukraine war of $57 million, partially offset by net favorable prior year development of $32 million, driven by the release of reserves from prior underwriting years’ property lines. The net unfavorable prior year loss development was recorded in the Reinsurance segment.
The commission and brokerage ratio components increased to 22.5% for the three months ended June 30, 2025, compared to 21.0% for the three months ended June 30, 2024, and increased to 22.0% for the six months ended June 30, 2025, compared to 21.1% for the six months ended June 30, 2024. These changes were mainly due to changes in the mix of business and consistent with the increase in premiums earned.
The other underwriting expense ratio component decreased to 6.2% from 6.6% for the three months ended June 30, 2025 and 2024, respectively, and decreased to 6.4% from 6.6% for the six months ended June 30, 2025 and 2024, respectively. The decreases for the three-and six-months comparative periods were mainly due to a higher earned premium base.
Stockholder’s Equity.
Stockholder’s equity increased by $720 million to $8.0 billion at June 30, 2025 from $7.3 billion at December 31, 2024, principally as a result of $245 million increase in net unrealized appreciation on fixed income available for sale securities, net of tax, $424 million of net income and $59 million of net foreign currency translation gains.
Consolidated Investment Results
Net Investment Income.
Net investment income decreased by 9.6% to $314 million for the three months ended June 30, 2025, compared to $348 million for the three months ended June 30, 2024. The decrease for the three months ended June 30, 2025 was primarily the result of a decrease of $36 million in limited partnership income, a decrease of $8 million in income from other invested assets and a decrease of $7 million in short-term investments and cash, partially offset by an increase of $12 million in income from fixed maturity securities and a decrease of $6 million in investment expenses. Net investment income decreased by 4.1% to $633 million for the six months ended June 30, 2025, compared to $660 million for the six months ended June 30, 2024. The decrease for the six months ended June 30, 2025 was primarily the result of a decrease of $69 million from limited partnership income, partially offset by an increase of $32 million in income from fixed maturity securities, a decrease of $9 million in investment expenses and an increase of $2 million in income from other invested assets. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile future increases or decreases in the asset value.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturities	$267	$255	$532	$500
Equity securities	1	1	2	2
Short-term investments and cash	15	22	43	44
Other invested assets
Limited partnerships	8	44	(1)	68
Dividends from preferred shares of affiliate	8	8	16	16
Other	22	30	52	50
Gross investment income before adjustments	321	360	643	679
Funds held interest income (expense)	1	1	5	5
Gross investment income	322	361	648	684
Investment expenses	8	13	15	24
Net investment income	$314	$348	$633	$660
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Annualized pre-tax yield on average cash and invested assets	4.5%	5.6%	4.6%	5.4%
Annualized after-tax yield on average cash and invested assets	3.7%	4.5%	3.7%	4.3%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	Variance	2025	2024	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$4	$5	$(1)	$6	$13	(7)
Losses	(5)	(20)	15	(8)	(33)	25
Total	(1)	(15)	14	(2)	(20)	18

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—	—
Losses	—	—	—	(1)	—	(1)
Total	—	—	—	—	—	—

Equity securities
Gains	—	1	(1)	—	2	(2)
Losses	—	—	—	—	—	—
Total	—	—	(1)	—	1	(1)

Other Invested Assets
Gains	—	(1)	1	—	(1)	1
Losses	—	—	—	—	—	—
Total	—	(1)	1	—	(1)	1

Short-Term Investments
Gains	—	—	—	—	—	—
Losses	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	4	5	(1)	6	14	(8)
Losses	(5)	(20)	15	(9)	(34)	25
Total	—	(15)	15	(2)	(20)	17

Allowance for credit losses	(2)	4	(6)	(2)	5	(8)

Gains (losses) from fair value adjustments
Equity securities	4	(2)	6	3	(3)	6
Other invested assets	(4)	(16)	12	95	(19)	114
Total	—	(18)	18	98	(23)	120

Total net gains (losses) on investments	$(2)	$(30)	$27	$93	$(37)	$130
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended June 30, 2025 primarily consist of an increase to the allowance for credit losses of $2 million.
Total net gains (losses) on investments during the six months ended June 30, 2025 primarily relate to net gains from fair value adjustments of $98 million, partially offset by $2 million of net realized losses from disposition of investments and an increase to the allowance for credit losses of $2 million.

Segment Results.
Our two reportable segments, Reinsurance and Insurance, each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the President and Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
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
The following discusses the underwriting results for each of our segments for the periods indicated, excluding the impact of reinsurance with its affiliated Bermuda entities. In the three months ended June 30, 2025, the impact of reinsurance with its affiliated Bermuda entities was an underwriting (loss) of $125 million that was driven by ceded written premiums of $88 million, ceded earned premiums of $118 million and ceded incurred losses and LAE of $7 million. In the six months ended June 30, 2025, the impact of reinsurance with its affiliated Bermuda entities was an underwriting (loss) of $238 million that was driven by ceded written premiums of $294 million, ceded earned premiums of $234 million and ceded incurred losses and LAE of $5 million. In the three months ended June 30, 2024, the impact of reinsurance with its affiliated Bermuda entities was an underwriting (loss) of $118 million which was driven by ceded written premiums of $115 million, ceded earned premiums of $115 million and ceded incurred losses and LAE of $2 million. In the six months ended June 30, 2024, the impact of reinsurance with its affiliated Bermuda entities was an underwriting (loss) of $232 million which was driven by ceded written premiums of 231 million, ceded earned premiums of $231 million and ceded incurred losses and LAE of $1 million. See Note 6 of the Notes to the consolidated financial statements for further details.

Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$2,014	$2,017	(3)	(0.2)%	$4,043	$3,952	$92	2.3%
Net written premiums	1,898	1,875	22	1.2%	3,574	3,615	(41)	(1.1)%

Premiums earned	$1,860	$1,628	$231	14.2%	$3,612	$3,302	$309	9.4%
Incurred losses and LAE	1,011	934	77	8.2%	2,407	1,868	539	28.9%
Commission and brokerage	459	390	69	17.6%	877	792	85	10.7%
Other underwriting expenses	48	46	2	5.2%	97	92	5	5.1%
Underwriting gain (loss)	$342	$258	$84	32.5%	$231	$550	$(319)	(58.1)%

				Point Chg				Point Chg
Loss ratio	54.4%	57.4%		(3.0)	66.7%	56.6%		10.1
Commission and brokerage ratio	24.7%	24.0%		0.7	24.3%	24.0%		0.3
Other underwriting expense ratio	2.6%	2.8%		(0.2)	2.7%	2.8%		(0.1)
Combined ratio	81.7%	84.2%		(2.5)	93.7%	83.4%		10.3
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 0.2%, remaining constant at $2.0 billion for the three months ended June 30, 2025 and $2.0 billion for the three months ended June 30, 2024, primarily driven by casualty pro rata, casualty excess of loss and property non-catastrophe excess of loss lines of business. Gross written premiums increased by 2.3%, remaining constant at $4.0 billion for the six months ended June 30, 2025 and $4.0 billion for the six months ended June 30, 2024, primarily driven by property catastrophe excess of loss and property pro rata lines of business.
Net written premiums increased by 1.2%, remaining constant at $1.9 billion for the three months ended June 30, 2025 and $1.9 billion for the three months ended June 30, 2024, with the minimal increase due to a slight decrease in cessions to Mt. Logan Re segregated accounts emanating from the property catastrophe excess of loss line of business. Net written premiums decreased by 1.1%, remaining constant at $3.6 billion for the six months ended June 30, 2025, and $3.6 billion for the six months ended June 30, 2024. The decrease was driven by higher retention in certain lines of business and overall mix of business.
Premiums earned increased by 14.2% to $1.9 billion for the three months ended June 30, 2025, compared to $1.6 billion for the three months ended June 30, 2024. Premiums earned increased by 9.4% to $3.6 billion for the six months ended June 30, 2025, compared to $3.3 billion for the six months ended June 30, 2024. The growth in premiums earned is primarily driven by increased property pro rata business written that was recorded over the prior quarters which is now being earned. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$986	53.0%		$18	1.0%		1,004	54.0%
Catastrophes	3	0.2%		4	0.2%		7	0.4%
Total Segment	$989	53.2%		$22	1.2%		$1,011	54.4%

2024
Attritional	$878	53.9%		$(2)	(0.1)%		876	53.8%
Catastrophes	55	3.4%		3	0.2%		59	3.6%
Total Segment	$933	57.3%		$1	0.1%		$934	57.4%

Variance 2025/2024
Attritional	$108	(0.9)	pts	$21	1.1	pts	$129	0.2	pts
Catastrophes	(52)	(3.2)	pts	—	—	pts	(52)	(3.2)	pts
Total Segment	$56	(4.1)	pts	$21	1.1	pts	$77	(3.0)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,912	53.0%		$18	0.5%		1,931	53.5%
Catastrophes	474	13.1%		2	0.1%		477	13.2%
Total Segment	$2,387	66.1%		$21	0.6%		$2,407	66.7%

2024
Attritional	$1,791	54.2%		$5	0.2%		1,796	54.4%
Catastrophes	97	2.9%		(25)	(0.8)%		72	2.2%
Total Segment	$1,888	57.2%		$(20)	(0.6)%		$1,868	56.6%

Variance 2025/2024
Attritional	$121	(1.3)	pts	$13	0.4	pts	$135	(0.9)	pts
Catastrophes	$377	10.2	pts	28	0.8	pts	405	11.0	pts
Total Segment	$498	8.9	pts	$41	1.2	pts	$539	10.1	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 8.2% to $1.0 billion for the three months ended June 30, 2025, compared to $934 million for the three months ended June 30, 2024. The increase was driven by an increase of $108 million in current year attritional losses and an increase of unfavorable development on prior year attritional losses of $21 million, partially offset by a decrease of $52 million in current year catastrophe losses. The increase in current year attritional losses was mainly due to an increase in underlying exposures due to the impact of the increase in premiums earned. The current year catastrophe losses of $3 million for the three months ended June 30, 2025 related primarily to the 2025 Southern California wildfires ($3 million). The current year catastrophe losses of $55 million for the three months ended June 30, 2024 related primarily to the 2024 Brazil floods ($29 million), the 2024 Dubai floods ($20 million) and the 2024 Taiwan earthquake ($19 million).
The unfavorable development on prior year attritional losses of $21 million was primarily related to aviation losses associated with the Russia/Ukraine war of $57 million, partially offset by net favorable prior year development of $39 million, driven by the release of reserves from prior underwriting years property lines. In the second quarter of 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the Russia/Ukraine war by $57 million ($44 million net of reinstatement premiums).
Incurred losses increased by 28.9% to $2.4 billion for the six months ended June 30, 2025, compared to $1.9 billion for the six months ended June 30, 2024. The increase was primarily due to an increase of $121 million in current year attritional losses, an increase of $377 million in current year catastrophe losses and an increase of unfavorable development on prior year losses of $41 million. The increase in current year attritional losses was mainly due to the impact of the increase in underlying exposures due to the increase in premiums earned. The current year catastrophe losses of $474 million for the six months ended June 30, 2025 related primarily to the 2025 Southern California wildfires ($454 million) and the 2025 Myanmar earthquake ($20 million). The $97 million of current year catastrophe losses for the six months ended June 30, 2024 related primarily to the 2024 Brazil floods ($29 million), the 2024 Baltimore bridge collapse ($27 million), the 2024 Dubai floods ($20 million) and the 2024 Taiwan earthquake ($19 million).
The increase of unfavorable development on prior year losses of $41 million was driven by an increase of $13 million of unfavorable development on prior year attritional losses and an increase of $28 million of unfavorable development on prior year catastrophe losses. The unfavorable development on prior year attritional losses was primarily related to aviation losses associated with the Russia/Ukraine war of $57 million, partially offset by net favorable prior year development of $39 million, driven by the release of reserves from prior underwriting years’ property lines. In the second quarter of 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the Russia/Ukraine war by $57 million. The change in development on prior year catastrophe losses is driven by $2 million of unfavorable development for the six months ended June 30, 2025, compared to $25 million of favorable development for the six months ended June 30, 2024 due to a reduction in prior year catastrophe reserves.
Segment Expenses. Commission and brokerage expense increased by 17.6% to $459 million for the three months ended June 30, 2025, compared to $390 million for the three months ended June 30, 2024. Commission and brokerage expense increased by 10.7% to $877 million for the six months ended June 30, 2025, compared to $792 million for the six months ended June 30, 2024. The increases were mainly due to the impact of the increase in premiums earned and changes in the mix of business.
Segment other underwriting expenses increased to $48 million for the three months ended June 30, 2025 from $46 million for the three months ended June 30, 2024. Segment other underwriting expenses increased to $97 million for the six months ended June 30, 2025 from $92 million for the six months ended June 30, 2024. The increases were mainly due to increased expenditures supporting the increased premium volume of the segment.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$956	$1,046	$(90)	(8.6)%	$1,655	$1,818	$(163)	(9.0)%
Net written premiums	664	683	(19)	(2.7)%	1,211	1,271	(59)	(4.7)%

Premiums earned	$599	$650	$(52)	(8.0)%	$1,215	$1,278	$(63)	(4.9)%
Incurred losses and LAE	462	435	27	6.2%	911	837	74	8.9%
Commission and brokerage	68	65	3	4.9%	134	128	7	5.2%
Other underwriting expenses	95	93	1	1.3%	193	187	5	2.8%
Underwriting gain (loss)	$(26)	$57	$(83)	NM	$(23)	$126	$(149)	NM

				Point Chg				Point Chg
Loss ratio	77.1%	66.8%		10.3	75.0%	65.5%		9.5
Commission and brokerage ratio	11.4%	10.0%		1.4	11.1%	10.0%		1.1
Other underwriting expense ratio	15.8%	14.3%		1.5	15.9%	14.7%		1.2
Combined ratio	104.3%	91.2%		13.1	101.9%	90.2%		11.7
(Some amounts may not reconcile due to rounding.)

(NM, not meaningful)
Premiums. Gross written premiums decreased by 8.6% to $956 million for the three months ended June 30, 2025, compared to $1.0 billion for the three months ended June 30, 2024. Gross written premiums decreased by 9.0% to $1.7 billion for the six months ended June 30, 2025, compared to $1.8 billion for the six months ended June 30, 2024. The decreases in insurance premiums were primarily due to continuing portfolio remediation actions taken within specialty casualty lines of business.
Net written premiums decreased by 2.7% to $664 million for the three months ended June 30, 2025, compared to $683 million for the three months ended June 30, 2024. Net written premiums decreased by 4.7% to $1.2 billion for the six months ended June 30, 2025, compared to $1.3 billion for the six months ended June 30, 2024. The decreases were mainly driven by the decrease in gross written premiums, partially offset by mix of business.
Premiums earned decreased 8.0% to $599 million for the three months ended June 30, 2025, compared to $650 million for the three months ended June 30, 2024. Premiums earned decreased by 4.9% to $1.2 billion for the six months ended June 30, 2025, compared to $1.3 billion for the six months ended June 30, 2024. The change in premiums earned relative to net written premiums is the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$459	76.8%		$—	—%		459	76.8%
Catastrophes	2	0.4%		—	—%		2	0.4%
Total Segment	$462	77.1%		$—	—%		$462	77.1%

2024
Attritional	$422	65.0%		$—	—%		422	65.0%
Catastrophes	12	1.9%		—	—%		12	1.9%
Total Segment	$435	66.8%		$—	—%		$435	66.8%

Variance 2025/2024
Attritional	$37	11.8	pts	$—	—	pts	$37	11.8	pts
Catastrophes	(10)	(1.5)	pts	—	—	pts	(10)	(1.5)	pts
Total Segment	$27	10.3	pts	$—	—	pts	$27	10.3	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$901	74.2%		$—	—%		901	74.2%
Catastrophes	10	0.8%		(1)	—%		10	0.8%
Total Segment	$911	75.0%		$(1)	—%		$911	75.0%

2024
Attritional	$826	64.6%		$—	—%		826	64.6%
Catastrophes	12	1.0%		(1)	(0.1)%		11	0.9%
Total Segment	$838	65.6%		$(1)	(0.1)%		$837	65.5%

Variance 2025/2024
Attritional	$76	9.6	pts	$—	—	pts	76	9.6	pts
Catastrophes	(2)	(0.1)	pts	—	—	pts	(2)	(0.1)	pts
Total Segment	$74	9.5	pts	$—	0.1	pts	$74	9.5	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 6.2% to $462 million for the three months ended June 30, 2025, compared to $435 million for the three months ended June 30, 2024. The increase was due to an increase of $37 million in current year attritional losses, partially offset by a decrease of $10 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to strengthening of loss selections in casualty lines, partially offset by changes in the mix of business. The $2 million of current year catastrophe losses for the three months ended June 30, 2025 related to the 2025 U.S. Midwest convective storms. The $12 million of current year catastrophe losses for the three months ended June 30, 2024, related to the 2024 second quarter U.S. convective storms.
Incurred losses and LAE increased by 8.9% to $911 million for the six months ended June 30, 2025, compared to $837 million for the six months ended June 30, 2024, mainly due to an increase of $76 million in current year attritional losses, partially offset by a decrease of $2 million in current year catastrophe losses. The increase in current year attritional losses was primarily due to strengthening of loss selections in casualty lines, partially offset by changes in the mix of business. The $10 million of current year catastrophe losses for the six months ended June 30, 2025 related primarily to the 2025 Southern California wildfires ($6 million) and the 2025 U.S. Midwest convective storms ($5 million). The $12 million of current year catastrophe losses for the six months ended June 30, 2024 related to the 2024 second quarter U.S. convective storms.
Segment Expenses. Commission and brokerage expenses increased by 4.9% to $68 million for the three months ended June 30, 2025, compared to $65 million for the three months ended June 30, 2024. Commission and brokerage expenses increased by 5.2% to $134 million for the six months ended June 30, 2025, compared to $128 million for the six months ended June 30, 2024. The increases were mainly due to changes in the mix of business.
Segment other underwriting expenses increased slightly to $95 million for the three months ended June 30, 2025, compared to $93 million for the three months ended June 30, 2024. Segment other underwriting expenses increased to $193 million for the six months ended June 30, 2025, compared to $187 million for the six months ended June 30, 2024.
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

The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$22	$47	$(25)	(52.6)%	$50	$112	$(62)	(55.5)%
Net written premiums	20	38	(19)	(48.8)%	47	92	(45)	(49.2)%

Premiums earned	$31	$46	$(15)	(32.2)%	$60	$90	$(30)	(33.4)%
Incurred losses and LAE	52	35	17	48.4%	77	75	2	2.7%
Commission and brokerage	6	8	(1)	(17.1)%	11	15	(4)	(25.0)%
Other underwriting expenses	3	7	(3)	(48.8)%	6	13	(6)	(50.2)%
Underwriting gain (loss)	$(30)	$(3)	$(27)	NM	$(35)	$(13)	$(22)	NM
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 52.6% to $22 million for the three months ended June 30, 2025, compared to $47 million for the three months ended June 30, 2024. Gross written premiums decreased by 55.5% to $50 million for the six months ended June 30, 2025, compared to $112 million for the six months ended June 30, 2024.
Net written premiums decreased by 48.8% to $20 million for the three months ended June 30, 2025, compared to $38 million for the three months ended June 30, 2024. Net written premiums decreased by 49.2% to $47 million for the six months ended June 30, 2025, compared to $92 million for the six months ended June 30, 2024.
Premiums earned decreased 32.2% to $31 million for the three months ended June 30, 2025, compared to $46 million for the three months ended June 30, 2024. Premiums earned decreased by 33.4% to $60 million for the six months ended June 30, 2025, compared to $90 million for the six months ended June 30, 2024.
Incurred Losses and LAE. Incurred losses and LAE increased 48.4% to $52 million for the three months ended June 30, 2025, compared to $35 million for the three months ended June 30, 2024. Incurred losses and LAE increased by 2.7% to $77 million for the six months ended June 30, 2025, compared to $75 million for the six months ended June 30, 2024. The increase in incurred losses was due to $10 million of catastrophe losses and a $20 million strengthening of reserves on the current accident year on lines within this segment.
Segment Expenses. Commission and brokerage and other underwriting expenses remained relatively flat year over year.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at June 30, 2025 and December 31, 2024 was $8.0 billion and $7.3 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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

Our financial strength ratings, as determined by A.M. Best, Standard & Poor’s and Moody’s, are important, as they provide our customers and investors with an independent assessment of our financial strength using ratings scales that provide for relative comparisons. We continue to possess significant financial flexibility and access to debt markets as a result of our financial strength, as evidenced by the financial strength ratings assigned by independent rating agencies.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $892 million and $1.0 billion for the six months ended June 30, 2025 and 2024, respectively.
If disbursements for losses and LAE, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from reinsurance and insurance operations would be negative. The effect on cash flow from reinsurance and insurance operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities of both short-term investments and longer-term maturities are available to supplement other operating cash flows. We do not expect to supplement negative insurance operations cash flows with investment dispositions.
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2025 and December 31, 2024, we held cash and short-term investments of $2.3 billion and $3.4 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2025, we had $510 million of fixed maturity securities - available for sale maturing within one year or less, $4.4 billion maturing within one to five years and $4.4 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At June 30, 2025, we had $157 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $419 million of pre-tax unrealized depreciation and $262 million of pre-tax unrealized appreciation.
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
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2025, Everest Re had statutory admitted assets of approximately $32.3 billion which provides borrowing capacity of up to approximately $3.2 billion. As of June 30, 2025, Everest Re had $1.0 billion of borrowings outstanding that begin to expire in 2025. See Note 9 – Federal Home Loan Bank Membership to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $28.1 billion cash and invested assets portfolio at June 30, 2025 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $5.7 billion of mortgage-backed securities in the $20.4 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.4 billion of short-term investments) for the period indicated based on upward and downward parallel shifts of 100 and 200 basis points in interest rates. The market value change under the various interest rate changes scenarios was estimated by taking duration into account, with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points At June 30, 2025
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$23,412	$22,624	$21,836	$21,047	$20,259
Fair Value Change from Base (%)	7.2%	3.6%	—%	(3.6)%	(7.2)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,245	$623	$—	$(623)	$(1,245)
We had $20.3 billion and $19.3 billion of gross reserves for losses and LAE as of June 30, 2025 and December 31, 2024, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. See “Liquidity and Capital Resources — Market Sensitive Instruments” in PART I – Item 2 of this Form 10-Q.
ITEM 4.  CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 30, 2025.

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

Dated: August 12, 2025