Form 10-Q
period 2025-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2025-11-14
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at November 14, 2025
Common Shares, $0.01 par value	1,000
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
•our ability to execute divestitures, obtain regulatory approvals and effectuate strategic transactions, including the sale of the renewal rights for our retail commercial insurance business;
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
•our ability to attract and retain key executive officers and the executives and employees necessary to manage our business;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, par value per share)	2025	2024
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$19,815	$17,186
(amortized cost: 2025, $19,867; 2024, $17,685; credit allowances: 2025, $(51); 2024, $(36))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2025, $613; 2024, $759; net of credit allowances: 2025, $(6); 2024, $(8))	604	757
Equity securities, at fair value	113	110
Other invested assets	3,742	3,639
Other invested assets, at fair value	1,628	1,523
Short-term investments	2,612	2,819
Cash	650	616
Total investments and cash	29,163	26,650
Accrued investment income	262	248
Premiums receivable (net of credit allowances: 2025, $(43); 2024, $(35))	2,712	2,350
Reinsurance recoverables - unaffiliated (net of credit allowances: 2025, $(42); 2024, $(36))	3,027	2,481
Reinsurance recoverables - affiliated	940	1,302
Income tax asset, net	241	410
Funds held by reinsureds	346	336
Deferred acquisition costs	834	810
Prepaid reinsurance premiums	683	593
Other assets (net of credit allowances: 2025, $(10); 2024, $(9))	1,159	1,029
TOTAL ASSETS	$39,366	$36,209

LIABILITIES:
Reserve for losses and loss adjustment expenses	$21,182	$19,271
Unearned premium reserve	4,185	4,193
Funds held under reinsurance treaties	47	57
Amounts due to reinsurers	815	522
Losses in course of payment	151	127
Notes payable, affiliated	600	600
Senior notes	2,351	2,350
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	50	22
Unsettled securities payable	10	84
Other liabilities	492	450
Total liabilities	31,119	28,913

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2025 and 2024)	—	—
Additional paid-in capital	1,103	1,103
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $1 at 2025 and $(107) at 2024	10	(400)
Retained earnings	7,134	6,593
Total stockholder's equity	8,247	7,296
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$39,366	$36,209
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars)	2025	2024	2025	2024
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,252	$2,340	$6,905	$6,779
Net investment income	368	316	1,000	976
Total net gains (losses) on investments	(37)	39	56	1
Other income (expense)	(9)	(13)	(50)	12
Total revenues	2,574	2,681	7,911	7,768

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,781	1,636	5,182	4,417
Commission, brokerage, taxes and fees	497	498	1,519	1,433
Other underwriting expenses	137	157	432	449
Corporate expenses	7	6	24	17
Interest, fees and bond issue cost amortization expense	45	38	133	112
Total claims and expenses	2,466	2,334	7,290	6,428

INCOME (LOSS) BEFORE TAXES	108	347	621	1,340
Income tax expense (benefit)	(8)	67	81	266

NET INCOME (LOSS)	$117	$279	$541	$1,075

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	89	327	330	231
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	37	8	41	20
Total URA(D) of securities arising during the period	126	335	370	252

Foreign currency translation adjustments	(12)	41	48	14

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—	(8)	24
Total benefit plan net gain (loss) for the period	—	—	(8)	24
Total other comprehensive income (loss), net of tax	114	376	410	290

COMPREHENSIVE INCOME (LOSS)	$231	$655	$951	$1,365
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except share amounts)	2025	2024	2025	2024
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,103	$1,103	$1,102
Balance, end of period	1,103	1,103	1,103	1,103

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(104)	(372)	(400)	(287)
Net increase (decrease) during the period	114	376	410	290
Balance, end of period	10	3	10	3

RETAINED EARNINGS:
Balance, beginning of period	7,017	7,167	6,593	6,372
Net income (loss)	117	279	541	1,075
Balance, end of period	7,134	7,447	7,134	7,447

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,247	$8,553	$8,247	$8,553
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$541	$1,075
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(343)	(157)
Decrease (increase) in funds held by reinsureds, net	(17)	(34)
Decrease (increase) in reinsurance recoverables	(163)	99
Decrease (increase) in income taxes	61	(59)
Decrease (increase) in prepaid reinsurance premiums	(86)	(175)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,851	1,063
Increase (decrease) in unearned premiums	(24)	389
Increase (decrease) in amounts due to reinsurers	287	245
Increase (decrease) in losses in course of payment	23	16
Change in equity adjustments in limited partnerships	(111)	(138)
Distribution of limited partnership income	58	61
Change in other assets and liabilities, net	(158)	(319)
Non-cash compensation expense	28	39
Amortization of bond premium (accrual of bond discount)	(74)	(68)
Net (gains) losses on investments	(56)	(1)
Net cash provided by (used in) operating activities	1,816	2,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	2,377	1,806
Proceeds from fixed maturities sold - available for sale	303	786
Proceeds from fixed maturities matured/called/repaid - held to maturity	156	125
Proceeds from fixed maturities sold - held to maturity	10	—
Proceeds from equity securities sold	3	13
Distributions from other invested assets	177	195
Cost of fixed maturities acquired - available for sale	(4,821)	(4,107)
Cost of fixed maturities acquired - held to maturity	(6)	(46)
Cost of equity securities acquired	(2)	(2)
Cost of other invested assets acquired	(193)	(234)
Net change in short-term investments	253	(735)
Net change in unsettled securities transactions	(73)	177
Net cash provided by (used in) investing activities	(1,816)	(2,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	—	—
Net cash provided by (used in) financing activities	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34	25

Net increase (decrease) in cash	34	39
Cash, beginning of period	616	527
Cash, end of period	$650	$566

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$19	$324
Interest paid	104	90

NON-CASH TRANSACTIONS
Non-cash limited partnership distribution	$8	$21
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2025 and 2024
1. GENERAL
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
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024, 2023 and 2022, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and nine months ended September 30, 2025.
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
3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At September 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$248	$—	$—	$(6)	$241
Obligations of U.S. States and political subdivisions	55	—	—	(6)	49
Corporate securities	5,878	(38)	132	(90)	5,883
Asset-backed securities	4,519	(14)	20	(13)	4,513
Mortgage-backed securities
Agency commercial	402	—	9	(1)	409
Non-agency commercial	454	—	1	(23)	431
Agency residential	3,735	—	56	(104)	3,687
Non-agency residential	1,404	—	33	(1)	1,436
Foreign government securities	1,023	—	18	(31)	1,010
Foreign corporate securities	2,150	—	56	(51)	2,155
Total fixed maturity securities - available for sale	$19,867	$(51)	$326	$(327)	$19,815
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$266	$—	$—	$(11)	$255
Obligations of U.S. States and political subdivisions	75	—	—	(5)	70
Corporate securities	4,156	(35)	37	(160)	3,997
Asset-backed securities	5,321	—	24	(35)	5,311
Mortgage-backed securities
Commercial	479	—	—	(38)	441
Agency residential	3,306	—	10	(166)	3,151
Non-agency residential	1,164	—	9	(11)	1,161
Foreign government securities	1,013	—	8	(52)	970
Foreign corporate securities	1,905	—	17	(91)	1,831
Total fixed maturity securities - available for sale	$17,685	$(36)	$106	$(569)	$17,186
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At September 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$167	$(2)	$7	$(1)	$170
Asset-backed securities	364	(3)	6	(8)	358
Mortgage-backed securities
Commercial	1	—	—	—	1
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$610	$(6)	$19	$(10)	$613
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$672	$653	$383	$369
Due after one year through five years	4,139	4,127	3,262	3,145
Due after five years through ten years	3,436	3,480	2,506	2,406
Due after ten years	1,107	1,078	1,264	1,202
Asset-backed securities	4,519	4,513	5,321	5,311
Mortgage-backed securities
Agency commercial	402	409	—	—
Non-agency commercial	454	431	479	441
Agency residential	3,735	3,687	3,306	3,151
Non-agency residential	1,404	1,436	1,164	1,161
Total fixed maturity securities - available for sale	$19,867	$19,815	$17,685	$17,186
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$5	$5	$7	$7
Due after one year through five years	88	89	67	67
Due after five years through ten years	4	4	37	35
Due after ten years	149	156	150	152
Asset-backed securities	364	358	484	477
Mortgage-backed securities
Commercial	1	1	21	21
Total fixed maturity securities - held to maturity	$610	$613	$765	$759
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$158	$424	$467	$319
Change in URA(D), pre-tax	158	424	467	319
Deferred tax benefit (expense)	(32)	(89)	(97)	(67)
Change in URA(D), net of deferred taxes, included in stockholders' equity	$126	$335	$370	$252
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2025 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$34	$(1)	$195	$(5)	$229	$(6)
Obligations of U.S. States and political subdivisions	8	—	36	(5)	44	(6)
Corporate securities	533	(14)	960	(76)	1,493	(90)
Asset-backed securities	402	(5)	226	(8)	629	(13)
Mortgage-backed securities
Agency commercial	88	—	17	(1)	105	(1)
Non-agency commercial	47	(3)	355	(20)	403	(23)
Agency residential	196	(2)	891	(101)	1,087	(104)
Non-agency residential	146	(1)	18	—	163	(1)
Foreign government securities	178	(3)	277	(28)	454	(31)
Foreign corporate securities	388	(6)	496	(45)	884	(51)
Total	2,021	(36)	3,470	(291)	5,491	(326)
Securities where an allowance for credit loss was recorded	2	—	15	—	17	(1)
Total fixed maturity securities - available for sale	$2,023	$(36)	$3,485	$(291)	$5,508	$(327)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at September 30, 2025 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$50	$(1)	$365	$(13)	$415	$(14)
Due in one year through five years	487	(8)	957	(67)	1,444	(75)
Due in five years through ten years	290	(3)	403	(50)	693	(53)
Due after ten years	314	(12)	238	(29)	553	(42)
Asset-backed securities	402	(5)	226	(8)	629	(13)
Mortgage-backed securities	477	(7)	1,281	(123)	1,758	(130)
Total	2,021	(36)	3,470	(291)	5,491	(326)
Securities where an allowance for credit loss was recorded	2	—	15	—	17	(1)
Total fixed maturity securities - available for sale	$2,023	$(36)	$3,485	$(291)	$5,508	$(327)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at September 30, 2025 were $5.5 billion and $327 million, respectively. The fair value of securities for the single issuer (the Australian government), whose securities comprised the largest unrealized loss position at September 30, 2025, amounted to less than 0.2% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at September 30, 2025 comprised less than 0.4% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $36 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities. Of these unrealized losses, $34 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $291 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to agency residential mortgage-backed securities, as well as domestic and foreign corporate securities. Of these unrealized losses, $283 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of September 30, 2025, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturities	$258	$257	$790	$757
Equity securities	1	1	3	3
Short-term investments and cash	25	28	68	72
Other invested assets
Limited partnerships	48	(4)	47	64
Dividends from preferred shares of affiliate	8	8	23	23
Other	36	36	87	85
Gross investment income before adjustments	376	326	1,019	1,005
Funds held interest income (expense)	1	1	7	6
Gross investment income	377	327	1,025	1,011
Investment expenses	10	11	25	35
Net investment income	$368	$316	$1,000	$976
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
The Company had contractual commitments to invest up to an additional $1.7 billion in limited partnerships and private placement loan securities at September 30, 2025. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2035.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.8 billion and $1.7 billion as of September 30, 2025 and December 31, 2024, respectively.
Other invested assets, at fair value, as of September 30, 2025 and December 31, 2024, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. See Note 13 of the Notes to these consolidated financial statements.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of September 30, 2025 and December 31, 2024, the Company did not hold any investments for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2025 and December 31, 2024 is limited to the total carrying value of $1.9 billion, which are included in general and limited partnerships.
As of September 30, 2025, the Company has outstanding commitments totaling $698 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturity securities
Allowance for credit losses	$(12)	$(9)	$(14)	$(3)
Net realized gains (losses) from dispositions	(35)	(2)	(38)	(23)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	—	—	1
Gains (losses) from fair value adjustments	1	1	3	(2)
Other invested assets, fair value
Gains (losses) from fair value adjustments	9	47	104	28
Total net gains (losses) on investments	$(37)	$39	$56	$1
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Corporate Securities	Asset Backed Securities	Total	Corporate Securities	Asset Backed Securities	Total
(Dollars in millions)
Beginning balance	$(39)	$—	$(40)	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(17)	(14)	(30)	(21)	(14)	(34)
Increases in allowance on previously
impaired securities	(6)	—	(6)	(6)	—	(6)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	25	—	25	25	—	25
Balance, end of period	$(38)	$(14)	$(51)	$(38)	$(14)	$(51)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Total	Corporate Securities	Asset Backed Securities	Total
Beginning balance	$(42)	$—	$(42)	$(47)	$—	$(48)
Credit losses on securities where credit
losses were not previously recorded	(9)	—	(9)	(9)	—	(9)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	5	—	5
Balance, end of period	$(50)	$—	$(51)	$(50)	$—	$(51)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(4)	$(1)	$(7)	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	1	1	2
Balance, end of period	$(2)	$(3)	$(1)	$(6)	$(2)	$(3)	$(1)	$(6)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	(1)	(1)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	1	—	1
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Proceeds from sales of fixed maturity securities - available for sale	$160	$138	$303	$786
Gross gains from dispositions	6	2	12	15
Gross losses from dispositions	(41)	(4)	(49)	(37)

Proceeds from sales of fixed maturity securities - held to maturity	—	—	10	—
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	(1)	—

Proceeds from sales of equity securities	$—	$—	$3	$13
Gross gains from dispositions	—	—	—	2
Gross losses from dispositions	—	—	—	—
(Some amounts may not reconcile due to rounding.)
During the nine months ended September 30, 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities.
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
At September 30, 2025 and December 31, 2024, $2.4 billion and $2.2 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third party valuations.
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
Other invested assets, at fair value, were categorized as Level 3 at September 30, 2025 and December 31, 2024, because the balance was comprised of a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10-year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$241	$—	$241	$—
Obligations of U.S. States and political subdivisions	49	—	49	—
Corporate securities	5,883	—	5,481	402
Asset-backed securities	4,513	—	2,534	1,979
Mortgage-backed securities
Agency commercial	409	—	409	—
Non-agency commercial	431	—	431	—
Agency residential	3,687	—	3,687	—
Non-agency residential	1,436	—	1,436	—
Foreign government securities	1,010	—	1,010	—
Foreign corporate securities	2,155	—	2,141	14
Total fixed maturities - available for sale	19,815	—	17,421	2,394

Equity securities, fair value	113	87	23	3
Other invested assets, fair value	1,628	—	—	1,628
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$255	$—	$255	$—
Obligations of U.S. States and political subdivisions	70	—	70	—
Corporate securities	3,997	—	3,479	518
Asset-backed securities	5,311	—	3,654	1,657
Mortgage-backed securities
Commercial	441	—	441	—
Agency residential	3,151	—	3,151	—
Non-agency residential	1,161	—	1,161	—
Foreign government securities	970	—	970	—
Foreign corporate securities	1,831	—	1,817	14
Total fixed maturities - available for sale	17,186	—	14,997	2,189

Equity securities, fair value	110	79	26	5
Other invested assets, fair value	1,523	—	—	1,523
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$436	$1,862	$14	$2,312	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(23)	(14)	—	(36)	(24)	(13)	—	(37)
Included in other comprehensive income (loss)	13	7	—	20	(1)	5	—	3
Purchases, issuances and settlements	(25)	124	—	99	(92)	331	—	239
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$402	$1,979	$14	$2,394	$402	$1,979	$14	$2,394

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(13)	$—	$—	$(13)	$(14)	$—	$—	$(14)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in millions)	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$589	$1,442	$14	$2,045	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(7)	—	—	(6)	(1)	—	1	—
Included in other comprehensive income (loss)	2	4	—	7	1	15	—	16
Purchases, issuances and settlements	(36)	73	—	37	(123)	199	(2)	73
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$549	$1,519	$14	$2,082	$549	$1,519	$14	$2,082

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7)	$—	$—	$(7)	$(3)	$—	$—	$(3)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and nine months ended September 30, 2025.
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
In addition, $242 million and $239 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Gross reserves beginning of period	$19,271	$15,796
Less reinsurance recoverables on unpaid losses	(3,391)	(3,182)
Net reserves beginning of period	15,880	12,614

Incurred related to:
Current year	4,814	4,448
Prior years	367	(32)
Total incurred losses and LAE	5,182	4,417

Paid related to:
Current year	780	735
Prior years	2,787	2,250
Total paid losses and LAE	3,567	2,985

Foreign exchange/translation adjustment	126	(10)

Net reserves end of period	17,621	14,036
Plus reinsurance recoverables on unpaid losses	3,561	2,831
Gross reserves end of period	$21,182	$16,867
(Some amounts may not reconcile due to rounding.)
Current year incurred losses were $4.8 billion and $4.4 billion for the nine months ended September 30, 2025 and 2024, respectively. Gross and net reserves increased for the nine months ended September 30, 2025, reflecting an increase in underlying exposure due to strengthening of casualty reserves, year over year, amounting to approximately $177 million current year attritional losses in 2025 compared to 2024, as well as an increase of $189 million in current year catastrophe losses in 2025.
The net unfavorable development on prior year reserves of $367 million was primarily due to strengthening of casualty reserves and aviation losses associated with the Russia/Ukraine war of $57 million, partially offset by net favorable prior year development of $33 million, driven by the release of reserves from prior underwriting years for the property line of business. The reserve strengthening for prior year loss development was driven by elevated loss experience in excess casualty and liability lines primarily for accident years 2022-2024.
In the second quarter of 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in Ukraine by $57 million ($44 million net of reinstatement premiums).

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
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the segment results presentation, we have separately presented the Company’s largest affiliated reinsurance arrangements with Bermuda entities. See Note 13 of the Notes to these consolidated financial statements for a discussion of reinsurance transactions with Bermuda entities that are included in this segment presentation, also discussed below. These segment presentation changes have been reflected retrospectively. The Company continues to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
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

The following tables present segment underwriting results for the periods indicated:

	Three Months Ended September 30, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$1,987	$786	22	—	$2,796
Net written premiums	1,734	558	21	(61)	2,252

Premiums earned	$1,726	$600	23	(97)	$2,252
Incurred losses and LAE	858	827	142	(46)	1,781
Commission and brokerage	428	63	6	—	497
Other underwriting expenses	39	95	2	—	137
Underwriting gain (loss)	$400	$(386)	$(127)	$(51)	$(163)

Net investment income					368
Net gains (losses) on investments					(37)
Corporate expenses					(7)
Interest, fees and bond issue cost amortization expense					(45)
Other income (expense)					(9)
Income (loss) before taxes					$108
(Some amounts may not reconcile due to rounding)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$6,031	$2,441	72	—	$8,543
Net written premiums	5,308	1,769	68	(355)	6,790

Premiums earned	$5,337	$1,815	84	(331)	$6,905
Incurred losses and LAE	3,266	1,738	220	(42)	5,182
Commission and brokerage	1,305	198	17	—	1,519
Other underwriting expenses	135	288	9	—	432
Underwriting gain (loss)	$631	$(409)	$(162)	$(289)	$(228)

Net investment income					1,000
Net gains (losses) on investments					56
Corporate expenses					(24)
Interest, fees and bond issue cost amortization expense					(133)
Other income (expense)					(50)
Income (loss) before taxes					$621
(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$2,018	$770	42	—	$2,829
Net written premiums	1,796	535	37	(118)	2,249

Premiums earned	$1,785	$629	44	(118)	$2,340
Incurred losses and LAE	1,163	437	33	3	1,636
Commission and brokerage	427	64	6	1	498
Other underwriting expenses	56	94	6	—	157
Underwriting gain (loss)	$139	$34	$(1)	$(122)	$49

Net investment income					316
Net gains (losses) on investments					39
Corporate expenses					(6)
Interest, fees and bond issue cost amortization expense					(38)
Other income (expense)					(13)
Income (loss) before taxes					$347
(Some amounts may not reconcile due to rounding)

	Nine Months Ended September 30, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$5,970	$2,587	154	—	$8,711
Net written premiums	5,410	1,805	130	(349)	6,996

Premiums earned	$5,087	$1,907	135	(349)	$6,779
Incurred losses and LAE	3,031	1,274	108	3	4,417
Commission and brokerage	1,219	192	21	1	1,433
Other underwriting expenses	148	282	19	—	449
Underwriting gain (loss)	$688	$159	$(14)	$(354)	$480

Net investment income					976
Net gains (losses) on investments					1
Corporate expenses					(17)
Interest, fees and bond issue cost amortization expense					(112)
Other income (expense)					12
Income (loss) before taxes					$1,340
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

				September 30, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$365	$398	$347
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	707	982	681
3.125% Senior notes	10/4/2021	10/15/2052	1,000	971	647	971	620
			$2,400	$2,351	$1,719	$2,350	$1,648
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024	2025	2024
4.868% Senior notes	Semi-annually	June 1/December 1	$5	$5	$15	$15
3.5% Senior notes	Semi-annually	April 15/October 15	9	9	26	26
3.125% Senior notes	Semi-annually	April 15/October 15	8	8	24	24
			$22	$22	$65	$65
(Some amounts may not reconcile due to rounding.)
8.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

					September 30, 2025		December 31, 2024
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$211	$218	$215
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for August 15, 2025 to November 17, 2025 is 6.86%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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

Interest expense incurred in connection with the long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Interest expense incurred	$4	$4	$12	$13
9.FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2025, Everest Re had admitted assets of approximately $33.0 billion which provides borrowing capacity in excess of $3.3 billion. As of September 30, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2025. Everest Re incurred interest expense of $12 million and $11 million for the three months ended September 30, 2025 and 2024, respectively. Everest Re incurred interest expense of $37 million and $33 million for the nine months ended September 30, 2025 and 2024, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of September 30, 2025, Everest Re had $1.3 billion of collateral pledged. See Note 10 of the Notes to these consolidated financial statements.
10. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	September 30, 2025	December 31, 2024
Collateral in trust for non-affiliated agreements	$1,103	$1,286
Collateral held on behalf of affiliates (1)	747	732
Collateral for FHLB borrowings	1,304	1,294
Securities on deposit with or regulated by government authorities	1,452	1,406
Funds held by reinsureds	346	336
Total restricted assets	$4,951	$5,055
(1) In order to maximize operating efficiency, Everest Re has entered into agreements with certain affiliated Group operating entities to provide collateral on their behalf. In return for providing collateral, Everest Re receives a quarterly fee to compensate for its use of its assets as collateral. The affiliated operating entities that participate in this program must maintain sufficient unencumbered assets to cover the pledged assets, as well as have sufficient statutory capital to satisfy their minimum capital requirements as stipulated by their local regulatory authority and/or rating agency requirement.
Restricted cash is included in cash on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company had restricted cash of $51 million and $170 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-1 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
	Total available limit as of September 30, 2025			$1,530
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

12. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$111	$(22)	$89	$416	$(86)	$330
Reclassification of net realized losses (gains) included in net income (loss)	47	(10)	37	51	(11)	41
Foreign currency translation adjustments	(15)	3	(12)	60	(13)	48
Reclassification of amortization of net gain (loss) included in net income (loss)	—	—	—	(10)	2	(8)
Total other comprehensive income (loss)	$143	$(29)	$114	$518	$(107)	$410
(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$414	$(87)	$327	$293	$(61)	$231
Reclassification of net realized losses (gains) included in net income (loss)	10	(2)	8	26	(6)	20
Foreign currency translation adjustments	51	(11)	41	18	(4)	14
Reclassification of amortization of net gain (loss) included in net income (loss)	(1)	—	—	31	(6)	24
Total other comprehensive income (loss)	$475	$(100)	$376	$367	$(77)	$290
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2025	2024	2025	2024

URA(D) of securities	$47	$10	$51	$26	Other net gains (losses) on investments
	(10)	(2)	(11)	(6)	Income tax expense (benefit)
	$37	$8	$41	$20	Net income (loss)

Benefit plan net gain (loss)	$—	$(1)	$(10)	$31	Other underwriting expenses
	—	—	2	(6)	Income tax expense (benefit)
	$—	$—	$(8)	$24	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Beginning balance of URA(D) of securities	$(148)	$(373)	$(393)	$(289)
Current period change in URA(D) of securities - non-credit related	126	335	370	252
Ending balance of URA(D) of securities	(22)	(38)	(22)	(38)

Beginning balance of foreign currency translation adjustments	36	(7)	(24)	19
Current period change in foreign currency translation adjustments	(12)	41	48	14
Ending balance of foreign currency translation adjustments	24	33	24	33

Beginning balance of benefit plan net gain (loss)	8	8	16	(16)
Current period change in benefit plan net gain (loss)	—	—	(8)	24
Ending balance of benefit plan net gain (loss)	8	8	8	8

Ending balance of accumulated other comprehensive income (loss)	$10	$3	$10	$3
(Some amounts may not reconcile due to rounding.)
13. RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Holdings for the periods indicated. These transactions are presented as Notes Payable – Affiliated in the Consolidated Balance Sheet of Holdings. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				September 30, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.30% Long-term Note	12/23/2024	12/23/2027	$600	$600	$613	$600	$596
(Some amounts may not reconcile due to rounding.)
Interest expense recognized in connection with long-term note agreements is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Received	Receivable Dates	2025	2024	2025	2024
4.30% Long-term Note	semi-annually	June 30 and December 31	6	—	19	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Dividends received on preferred stock of affiliate	$8	$8	$23	$23

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
The following table presents the expenses incurred by Holdings from services provided by Global Services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Expenses incurred	65	61	174	182
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
The table below summarizes total premiums written and earned and incurred losses and LAE ceded to and assumed from affiliates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Written premiums:
Assumed	17	15	58	42
Ceded	(61)	(118)	(355)	(349)

Premiums earned:
Assumed	24	13	59	51
Ceded	(97)	(118)	(331)	(349)

Incurred losses and LAE:
Assumed	3	7	3	4
Ceded	(46)	3	(42)	3
Transactions with Bermuda Entities
Effective January 1, 2018, Everest Re entered into a twelve-month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re, that is renewed annually. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023, and the agreement for the 2020 effective year was commuted during the third quarter of 2025. The stop loss agreement was most recently renewed effective January 1, 2025.
Everest Re had whole account quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of September 30, 2025 and December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $479 million and $680 million, respectively, in connection with these agreements.
Everest Re had whole account quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of September 30, 2025 and as of December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $6 million and $8 million, respectively, in connection with these agreements.

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
Effective October 1, 2008, Everest Re entered into an LPT agreement with Bermuda Re that covers subject loss reserves related to casualty business for accident years 2002 to 2007. As a result of the LPT agreement, the Company transferred $747 million of loss reserves to Bermuda Re. As of September 30, 2025 and December 31, 2024, the Company had reinsurance recoverables of $27 million and $27 million, respectively, recorded on its balance sheet due from Bermuda Re.
Effective December 31, 2017, Everest Re entered into an additional LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior subject to retention. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. As of September 30, 2025 and December 31, 2024, the Company had reinsurance recoverables of $174 million and $381 million, respectively, recorded on its balance sheet due from Bermuda Re.
Everest Assurance entered into a continuous, 100% whole account quota share reinsurance agreement with Bermuda Re effective January 1, 2016. This agreement covers life business and is renewable until terminated.
Everest Re entered into a catastrophe excess of loss contract with Bermuda Re effective January 1, 2025 through December 31, 2025. The contract provides Everest Re up to $600 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. Everest Re will pay Bermuda Re $97 million for this coverage. This agreement was amended effective July 1, 2025 to provide Everest Re up to $500 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events.
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
Everest Re (Canadian Branch) entered into an excess of loss reinsurance agreement with Everest Insurance Company of Canada (“Everest Canada”), effective January 1, 2024 through December 31, 2024. This contract provides Everest Canada with up to C$150 million or reinsurance coverage for each catastrophe occurrence above C$25 million. Everest Canada will pay Everest Re (Canadian Branch) C$5 million for this coverage annually. This agreement was most recently renewed January 1, 2025.
Everest Re entered into a whole account quota share reinsurance agreement with Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), effective July 1, 2025 through June 30, 2026. This agreement covers property and casualty business. Quota share percentages vary based on the line of business for the premium written.

Everest Re entered into a 99% whole account quota share reinsurance agreement with Compañía General de Seguros Everest Mexico (“Everest Mexico”), effective June 7, 2024 through June 30, 2025. This agreement covers property and casualty business. Effective January 1, 2025, the quota share percentage was amended to 99.7% for real estate fund business and 99% for all remaining lines of property and casualty business. This agreement was most recently renewed July 1, 2025.
Everest Re entered into a catastrophe excess of loss reinsurance agreement with Everest Compañía de Seguros Generales Chile S.A. (“Everest Chile”), effective July 1, 2022 through June 30, 2023. The contract provides Everest Chile with up to $180 million of reinsurance coverage for each catastrophe occurrence above $7 million. Everest Chile will pay Everest Re $7 million for this coverage annually. This agreement was most recently renewed July 1, 2025.
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
Everest Re entered into a per risk and per occurrence and excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective July 1, 2025 through June 30, 2026. The contract provides Everest International - Australia Branch with up to A$65 million of reinsurance coverage for each risk or occurrence above A$8 million. Everest International - Australia Branch will pay Everest Re A$11 million for the coverage annually.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International - Australia Branch, effective July 1, 2025 through June 30, 2026. The contract provides Everest International - Australia Branch, with up to A$167 million of reinsurance coverage for each catastrophe occurrence above A$73 million. Everest International - Australia Branch will pay Everest Re A$4 million for this coverage annually.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest Assurance - Singapore Branch, effective July 1, 2025 through December 31, 2025. The contract provides Everest Assurance - Singapore Branch, with up to 80S$ million of reinsurance coverage for each catastrophe occurrence above 20S$ million. Everest Assurance- Singapore Branch will pay Everest Re 2S$ million for this coverage biannually.
Everest Re entered into a per event excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective July 1, 2025 through June 30, 2026. The contract provides Lloyd’s Syndicate 2786, with up to $8 million of reinsurance coverage for each catastrophe occurrence above $3 million. Lloyd’s Syndicate 2786 will pay Everest Re $0.4 million for this coverage annually.
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
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Mt. Logan Re Segregated Accounts	2025	2024	2025	2024
Ceded written premiums	$92	$106	$301	$242
Ceded earned premiums	97	67	279	214
Ceded losses and LAE	8	45	117	75
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
On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in the third quarter of 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
15. SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. No material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements other than the non-recognized events described below.
Adverse Development Cover Reinsurance Agreements
On October 26, 2025, Everest Re and Bermuda Re (the “Ceding Companies”) entered into adverse development cover reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company. The adverse development cover reinsurance agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital. The adverse development cover reinsurance agreements are effective October 1, 2025 and cover risks arising out of the Ceding Companies’ North American Insurance and Other Segment liabilities and relating to premium earned during 2024 and prior years (the “Subject Business”). The reinsurance agreements exclude certain liabilities, including among others those related to the Ceding Companies’ Asbestos and Environmental reserves included in the Other Segment. The aggregate of the statutory reserves held for the Subject Business, pursuant to the Reinsurance Agreements, is $5.4 billion, as of September 30, 2025.
The adverse development cover is composed of two layers in excess of the $5.4 billion of North America Insurance and Other segment liability subject reserves. The first layer is $700 million, upon which the Ceding Companies will transfer $1.3 billion of in-the-money reserves in consideration upon closing of the transaction. The second layer is $500 million, upon which the Ceding Companies will pay approximately $122 million of consideration upon closing of the transaction, which will be reported as an incurred loss during the fourth quarter of 2025. The Ceding Companies will have a co-participation of $100 million in each layer.
Sale of Certain Retail Commercial Insurance Renewal Rights
On October 26, 2025, Group entered into an agreement with American International Group, Inc. (“AIG”) to sell the renewal rights for certain lines of commercial property and casualty insurance business written in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million (the “Master Transaction Agreement”). In addition, pursuant to the Master Transaction Agreement, AIG has agreed to pay Group $30 million for originating and structuring the transaction and as reimbursement for certain expenses. The closing of the transaction occurred on October 26, 2025. Pursuant to the Master Transaction Agreement, if the gross written premium paid and payable to AIG with respect to aggregate renewed premiums are less than 80% of the aggregate premiums for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025, Group will reimburse a portion of the aggregate purchase price, not to exceed $70 million, to AIG depending on the relative percentage of such 2025 premiums.
In addition, on October 26, 2025, Group entered into an agreement with AIG to sell the renewal rights for certain lines of commercial property and casualty insurance business written in certain countries in the European Union, for an aggregate purchase price of $49 million (the “EU Master Transaction Agreement,” and together with the Master Transaction Agreement, the “Master Transaction Agreements”). Completion of the transaction will be subject to certain regulatory approvals and other customary closing conditions.
The purchase price under the Master Transaction Agreements is subject to adjustment such that the final purchase price will be equal to 15% of the actual premiums written for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025. Under the

Master Transaction Agreements, AIG has also agreed to pay Group a total of $10 million per month for nine months for specified transition services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2025. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Adverse Development Cover Reinsurance Agreements
On October 26, 2025, Everest Reinsurance Company (“Everest Re”) and Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) (the “Ceding Companies”) entered into adverse development cover reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company. The adverse development cover reinsurance agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital. The adverse development cover reinsurance agreements are effective October 1, 2025 and cover risks arising out of the Ceding Companies’ North American Insurance and Other Segment liabilities and relating to premium earned during 2024 and prior years (the “Subject Business”). The reinsurance agreements exclude certain liabilities, including among others those related to the Ceding Companies’ Asbestos and Environmental reserves included in the Other Segment. The aggregate of the statutory reserves held for the Subject Business, pursuant to the Reinsurance Agreements, is $5.4 billion, as of September 30, 2025.
The adverse development cover is composed of two layers in excess of the $5.4 billion of North America Insurance and Other segment liability subject reserves. The first layer is $700 million, upon which the Ceding Companies will transfer $1.3 billion of in-the-money reserves in consideration upon closing of the transaction. The second layer is $500 million, upon which the Ceding Companies will pay approximately $122 million of consideration upon closing of the transaction, which will be reported as an incurred loss during the fourth quarter of 2025. The Ceding Companies will have a co-participation of $100 million in each layer.
Sale of Certain Retail Commercial Insurance Renewal Rights
On October 26, 2025, Group entered into an agreement with American International Group, Inc. (“AIG”) to sell the renewal rights for certain lines of commercial property and casualty insurance business written in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million (the “Master Transaction Agreement”). In addition, pursuant to the Master Transaction Agreement, AIG has agreed to pay Group $30 million for originating and structuring the transaction and as reimbursement for certain expenses. The closing of the transaction, occurred on October 26, 2025. Pursuant to the Master Transaction Agreement, if the gross written premium paid and payable to AIG with respect to aggregate renewed premiums are less than 80% of the aggregate premiums for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025, Group will reimburse a portion of the aggregate purchase price, not to exceed $70 million, to AIG depending on the relative percentage of such 2025 premiums.
In addition, on October 26, 2025, Group entered into an agreement with AIG to sell the renewal rights for certain lines of commercial property and casualty insurance business written in certain countries in the European Union, for an aggregate purchase price of $49 million (the “EU Master Transaction Agreement,” and together with the Master Transaction Agreement, the “Master Transaction Agreements”). Completion of the transaction will be subject to certain regulatory approvals and other customary closing conditions.
The purchase price under the Master Transaction Agreements is subject to adjustment such that the final purchase price will be equal to 15% of the actual premiums written for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025. Under the Master Transaction Agreements, AIG has also agreed to pay Group a total of $10 million per month for nine months for specified transition services.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024		2025	2024
Gross written premiums	$2,796	$2,829	(1.2)%	$8,543	$8,711	(1.9)%
Net written premiums	2,252	2,249	0.1%	6,790	6,996	(2.9)%

REVENUES:
Premiums earned	$2,252	$2,340	(3.8)%	$6,905	$6,779	1.8%
Net investment income	368	316	16.3%	1,000	976	2.5%
Net gains (losses) on investments	(37)	39	NM	56	1	NM
Other income (expense)	(9)	(13)	(36.0)%	(50)	12	NM
Total revenues	2,574	2,681	(4.0)%	7,911	7,768	1.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,781	1,636	8.9%	5,182	4,417	17.3%
Commission, brokerage, taxes and fees	497	498	(0.2)%	1,519	1,433	6.0%
Other underwriting expenses	137	157	(13.0)%	432	449	(3.8)%
Corporate expenses	7	6	10.5%	24	17	43.8%
Interest, fees and bond issue cost amortization expense	45	38	18.7%	133	112	18.5%
Total claims and expenses	2,466	2,334	5.6%	7,290	6,428	13.4%

INCOME (LOSS) BEFORE TAXES	108	347	(68.8)%	621	1,340	(53.6)%
Income tax expense (benefit)	(8)	67	NM	81	266	(69.6)%
NET INCOME (LOSS)	$117	$279	(58.3)%	$541	$1,075	(49.7)%

RATIOS:			Point Change			Point Change
Loss ratio	79.1%	69.9%	9.2	75.0%	65.1%	9.9
Commission and brokerage ratio	22.1%	21.3%	0.8	22.0%	21.1%	0.9
Other underwriting expense ratio	6.1%	6.7%	(0.6)	6.3%	6.6%	(0.4)
Combined ratio	107.2%	97.9%	9.3	103.3%	92.9%	10.4

	At September 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024
Balance sheet data:
Total investments and cash	$29,163	$26,650	9.4%
Total assets	39,366	36,209	8.7%
Reserve for losses and loss adjustment expenses	21,182	19,271	9.9%
Total debt	3,588	3,587	—%
Total liabilities	31,119	28,913	7.6%
Stockholder's equity	8,247	7,296	13.0%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)
Revenues.
Premiums. Gross written premiums decreased by 1.2%, remaining relatively constant at $2.8 billion for the three months ended September 30, 2025, compared to $2.8 billion for the three months ended September 30, 2024. The decrease reflects a $31 million, or 1.5%, decrease in our reinsurance business and a $20 million decrease in business within the Other segment, partially offset by a $17 million, or 2.2%, increase in our insurance business. The decrease in reinsurance premiums was primarily driven by casualty pro rata and casualty excess of loss, partially offset by an increase in property lines. Gross written premiums within Other decreased by $20 million as this segment generally represents lines of business that have been discontinued. The increase in insurance premiums was primarily due to an increase in accident and health business, professional liability business and other specialty business, partially offset by portfolio actions taken on specialty casualty lines of business.
Gross written premiums decreased by 1.9% to $8.5 billion for the nine months ended September 30, 2025, compared to $8.7 billion for the nine months ended September 30, 2024. The decrease reflects a $146 million, or 5.7%, decrease in our insurance business and an $82 million decrease in business within the Other segment, partially offset by a $61 million, or 1.0%, increase in our reinsurance business. The decrease in insurance premiums was primarily due to portfolio actions taken on specialty casualty lines of business, partially offset by an increase in accident and health business and property/short tail business. Gross written premiums within Other has decreased by $82 million as this segment generally represents lines of business that have been discontinued. The increase in reinsurance premiums was primarily due to property catastrophe excess of loss and property pro rata lines of business, partially offset by actions taken on our casualty business.
Net written premiums increased by 0.1% to $2.3 billion for the three months ended September 30, 2025, compared to $2.2 billion for the three months ended September 30, 2024, primarily driven by overall mix of business. Net written premiums decreased by 2.9% to $6.8 billion for the nine months ended September 30, 2025, compared to $7.0 billion for the nine months ended September 30, 2024. The larger percentage decrease in net written premiums compared to the percentage decrease in gross written premiums was mainly due to higher retention and overall mix of business.
Premiums earned decreased by 3.8%, remaining relatively constant at $2.3 billion for the three months ended September 30, 2025, compared to $2.3 billion for the three months ended September 30, 2024. Premiums earned increased by 1.8% to $6.9 billion for the nine months ended September 30, 2025, compared to $6.8 billion for the nine months ended September 30, 2024. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $9 million and other expense of $13 million for the three months ended September 30, 2025 and 2024, respectively. We recorded other expense of $50 million and other income of $12 million for the nine months ended September 30, 2025 and 2024, respectively. We recognized foreign currency exchange expense of $10 million for the three months ended September 30, 2025 and foreign currency exchange expense of $14 million for the three months ended September 30, 2024. We recognized foreign currency exchange expense of $80 million for the nine months ended September 30, 2025 and foreign currency exchange income of $4 million for the nine months ended September 30, 2024. The nine month year-to-date changes in foreign currency exchange rates were primarily the result of fluctuations in the Brazilian Real, Colombian Peso, Euro and Israeli New Shekel. The other expense incurred for the nine months ended September 30, 2025 is partially offset by a $26.7 million pension plan settlement gain recognized in the second quarter of 2025 driven by the extinguishment of the Everest Re retirement pension plan obligation liability.
Net Investment Income. Refer to the “Consolidated Investments Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investments Results” section below.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and loss LAE for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,389	61.8%		$378	16.7%		$1,767	78.5%
Catastrophes	50	2.2%		(36)	(1.6)%		14	0.6%
Total	$1,439	64.0%		$342	15.1%		$1,781	79.1%

2024
Attritional	$1,401	59.9%		$—	—%		$1,401	59.9%
Catastrophes	246	10.5%		(11)	(0.5)%		235	10.0%
Total	$1,647	70.4%		$(11)	(0.5)%		$1,636	69.9%

Variance 2025/2024
Attritional	$(12)	1.9	pts	$378	16.7	pts	$366	18.6	pts
Catastrophes	(196)	(8.3)	pts	(25)	(1.1)	pts	(220)	(9.4)	pts
Total	$(208)	(6.4)	pts	$354	15.6	pts	$146	9.2	pts

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$4,270	61.9%		$401	5.8%		$4,671	67.6%
Catastrophes	545	7.9%		(34)	(0.5)%		511	7.4%
Total	$4,814	69.8%		$367	5.3%		$5,182	75.0%

2024
Attritional	$4,093	59.9%		$6	0.1%		$4,099	60.0%
Catastrophes	355	5.7%		(37)	(0.5)%		318	5.2%
Total	$4,448	65.6%		$(32)	-0.5%		$4,417	65.1%

Variance 2025/2024
Attritional	$177	2.0	pts	$395	5.7	pts	$572	7.7	pts
Catastrophes	189	2.2	pts	3	0.1	pts	193	2.2	pts
Total	$366	4.1	pts	$399	5.8	pts	$765	9.9	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 8.9% to $1.8 billion for the three months ended September 30, 2025, compared to $1.6 billion for the three months ended September 30, 2024, primarily due to an increase in unfavorable development on prior year attritional losses of $378 million, partially offset by a decrease of $12 million in current year attritional losses, a decrease of $196 million in current year catastrophe losses and an increase in favorable development on prior year catastrophe losses of $25 million.
The increase in unfavorable development on prior year attritional losses of $378 million was primarily a result of strengthening of casualty reserves. The reserve strengthening for prior year loss development was driven by elevated loss experience in excess casualty and liability lines primarily for accident years 2022-2024. The decrease in current year attritional losses was mainly due to the impact of the decrease in premiums earned.
The current year catastrophe losses of $50 million for the three months ended September 30, 2025 related primarily to the 2025 Typhoon Ragasa ($20 million), the 2025 U.S. September Floods ($20 million) and the 2025 Philippines earthquake ($10 million). The current year catastrophe losses of $246 million for the three months ended September 30, 2024 related primarily to Hurricane Helene ($73 million), Hurricane Beryl ($66 million), Hurricane Debby ($60 million) and the 2024 third quarter Calgary Alberta storms ($35 million). For the three months ended September 30, 2025, the favorable development on prior year catastrophe losses was mainly due to reserves released related to the 2022 Hurricane Ian event.
Incurred losses and LAE increased by 17.3% to $5.2 billion for the nine months ended September 30, 2025, compared to $4.4 billion for the nine months ended September 30, 2024, primarily due to an increase in unfavorable development on prior year attritional losses of $395 million, an increase of $177 million in current year attritional losses, an increase of $189 million in current year catastrophe losses and a decrease in favorable development on prior year catastrophe losses of $3 million.
The increase in current year attritional losses and the unfavorable development on prior year attritional losses were both primarily related to the strengthening of casualty reserves. Additionally, the unfavorable development on prior year attritional losses was impacted by $57 million of aviation losses associated with the Russia/Ukraine war, partially offset by net favorable prior year development of $34 million due to reserve releases for property business.
The current year catastrophe losses of $545 million for the nine months ended September 30, 2025 related primarily to the 2025 Southern California wildfires ($461 million), the first quarter 2025 Myanmar earthquake ($20 million), the 2025 Typhoon Ragasa ($20 million), the 2025 U.S. September floods ($20 million), the 2025 U.S. Midwest convective storms ($14 million) and the 2025 Philippines earthquake ($10 million). The current year catastrophe losses of $355 million for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($73 million), Hurricane Beryl ($66 million), Hurricane Debby ($60 million), the 2024 Brazil Floods ($35 million), the third quarter 2024 Calgary Alberta storms ($35 million), the 2024 Taiwan earthquake ($23 million), the 2024 Baltimore bridge collapse ($23 million) and the 2024 Dubai floods ($20 million). For the nine months ended September 30, 2025, the favorable development on prior year catastrophe losses was mainly due to reserves released related to the 2022 Hurricane Ian event.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased to $497 million for the three months ended September 30, 2025, compared to $498 million for the three months ended September 30, 2024. Commission, brokerage, taxes and fees increased to $1.5 billion for the nine months ended September 30, 2025, compared to $1.4 billion for the nine months ended September 30, 2024. While quarter to date commission, brokerage, taxes and fees remained relatively consistent, the increase in year-to-date commission, brokerage, taxes and fees was mainly due to the change in overall mix of business and the increase in premiums earned.
Other Underwriting Expenses. Other underwriting expenses decreased to $137 million for the three months ended September 30, 2025, compared to $157 million for the three months ended September 30, 2024, consistent with the decrease in gross written premiums. Other underwriting expenses decreased to $432 million for the nine months ended September 30, 2025, compared to $449 million for the nine months ended September 30, 2024, primarily due to changes in the mix of business.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, increased to $7 million from $6 million for the three months ended September 30, 2025 and 2024, respectively, and increased to $24 million from $17 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in Corporate expenses for the three and nine month periods ended September 30, 2025 is primarily due to a nonrecurring adjustment due to the curtailment of the employee benefit plan in 2024, as well as an increase in professional services expenses related to the continued build out of our infrastructure.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense increased to $45 million from $38 million for the three months ended September 30, 2025 and 2024, respectively. Interest, fees and other bond amortization expense increased to $133 million from $112 million for the nine months ended September 30, 2025 and 2024, respectively. The increases were mainly due to higher interest costs on the Federal Home Loan Bank of New York (“FHLBNY”) borrowing, partially offset by a decrease in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 6.86% as of September 30, 2025, compared to 7.76% as of September 30, 2024.
Income Tax Expense (Benefit). Income tax benefit was $8 million and income tax expense was $67 million for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was $81 million and $266 million for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.

On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in the third quarter of 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
Net Income (Loss).
Our net income was $117 million and $279 million for the three months ended September 30, 2025 and 2024, respectively. Our net income was $541 million and $1.1 billion for the nine months ended September 30, 2025 and 2024, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Ratios.
Our combined ratio increased by 9.3 points to 107.2% for the three months ended September 30, 2025, compared to 97.9% for the three months ended September 30, 2024 and increased by 10.4 points to 103.3% for the nine months ended September 30, 2025, compared to 92.9% for the nine months ended September 30, 2024. The period over period changes in combined ratio were primarily driven by the components discussed below.
The loss ratio component increased by 9.2 points to 79.1% for the three months ended September 30, 2025, compared to 69.9% for the three months ended September 30, 2024, mainly due to a $378 million increase in unfavorable development on prior year attritional losses, partially offset by a $196 million decrease in catastrophe losses. The loss ratio component increased by 9.9 points to 75.0% for the nine months ended September 30, 2025, compared to 65.1% for the nine months ended September 30, 2024, primarily due to an increase of $189 million in current year catastrophes losses, an increase of $177 million in current year attritional losses and unfavorable prior year development on attritional losses of $378 million.
The commission and brokerage ratio components increased to 22.1% for the three months ended September 30, 2025, compared to 21.3% for the three months ended September 30, 2024, and increased to 22.0% for the nine months ended September 30, 2025, compared to 21.1% for the nine months ended September 30, 2024. The period over period increases were mainly due to the impact of changes in the mix of business.
The other underwriting expense ratio component decreased to 6.1% from 6.7% for the three months ended September 30, 2025 and 2024, respectively, and decreased to 6.3% from 6.6% for the nine months ended September 30, 2025 and 2024, respectively. The decreases for the three and nine month comparative periods were mainly due to the impact of changes in the mix of business.
Stockholder’s Equity.
Stockholder’s equity increased by $951 million to $8.2 billion at September 30, 2025 from $7.3 billion at December 31, 2024, principally as a result of $541 million of net income, $370 million of net unrealized appreciation on fixed income available for sale securities, net of tax, and $48 million of net foreign currency translation gains, partially offset by $8 million of net benefit plan obligation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 16.3% to $368 million for the three months ended September 30, 2025, compared to $316 million for the three months ended September 30, 2024. The increase for the three months ended September 30, 2025 was primarily the result of an increase of $52 million in limited partnership income. Net investment income increased by 2.5% to $1.0 billion for the nine months ended September 30, 2025, compared to $976 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 was primarily the result of an increase of $33 million in income from fixed maturity securities, partially offset by a decrease of $17 million from limited partnership income. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile future increases or decreases in the asset value.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Fixed maturities	$258	$257	$790	$757
Equity securities	1	1	3	3
Short-term investments and cash	25	28	68	72
Other invested assets
Limited partnerships	48	(4)	47	64
Dividends from preferred shares of affiliate	8	8	23	23
Other	36	36	87	85
Gross investment income before adjustments	376	326	1,019	1,005
Funds held interest income (expense)	1	1	7	6
Gross investment income	377	327	1,025	1,011
Investment expenses	10	11	25	35
Net investment income	$368	$316	$1,000	$976
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Annualized pre-tax yield on average cash and invested assets	5.1%	4.9%	4.7%	5.2%
Annualized after-tax yield on average cash and invested assets	4.2%	4.0%	3.9%	4.2%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Variance	2025	2024	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$6	$2	$4	$12	$15	(3)
Losses	(41)	(4)	(37)	(49)	(37)	(12)
Total	(35)	(2)	(33)	(37)	(23)	(15)

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—	—
Losses	—	—	—	(1)	—	(1)
Total	—	—	—	—	—	—

Equity securities
Gains	—	—	—	—	2	(1)
Losses	—	—	—	—	—	—
Total	—	—	—	—	1	(1)

Other Invested Assets
Gains	—	1	(1)	—	—	—
Losses	—	—	—	—	—	—
Total	—	1	(1)	—	—	—

Total net realized gains (losses) from dispositions
Gains	6	2	4	13	17	(4)
Losses	(41)	(4)	(37)	(50)	(38)	(12)
Total	(35)	(2)	(34)	(38)	(21)	(16)

Allowance for credit losses	(12)	(9)	(3)	(14)	(3)	(11)

Gains (losses) from fair value adjustments
Equity securities	1	1	(1)	3	(2)	5
Other invested assets	9	47	(38)	104	28	77
Total	10	49	(39)	108	26	82

Total net gains (losses) on investments	$(37)	$39	$(75)	$56	$1	$55
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended September 30, 2025 primarily consist of $35 million of losses due to the disposition of investments and an increase to the allowance for credit losses of $12 million, partially offset by $10 million of gains from fair value adjustments on other invested assets and equity securities.
Total net gains (losses) on investments during the nine months ended September 30, 2025 primarily relate to $108 million of gains from fair value adjustments on other invested assets and equity securities, partially offset by $38 million of losses due to disposition of investments and an increase to the allowance for credit losses of $14 million.
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

During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The new Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the segment results presentation, we have separately presented the Company’s affiliated reinsurance arrangements with its affiliated Bermuda entities. See Note 15 of the Notes to the consolidated financial statements for a discussion of reinsurance transactions with its affiliated Bermuda entities that are included in this segment presentation. These segment presentation changes have been reflected retrospectively. The Company continues to have two reportable segments that actively sell products, Reinsurance and Insurance, consistent with how the on-going business is managed.
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
The following discusses the underwriting results for each of our segments for the periods indicated, excluding the impact of reinsurance with its affiliated Bermuda entities. In the three months ended September 30, 2025, the impact of reinsurance with its affiliated Bermuda entities was an underwriting loss of $51 million that was driven by ceded written premiums of $61 million, ceded earned premiums of $97 million and ceded incurred losses and LAE of $46 million. In the nine months ended September 30, 2025, the impact of reinsurance with its affiliated Bermuda entities was an underwriting loss of $289 million that was driven by ceded written premiums of $355 million, ceded earned premiums of $331 million and ceded incurred losses and LAE of $42 million. In the three months ended September 30, 2024, the impact of reinsurance with its affiliated Bermuda entities was an underwriting loss of $122 million which was driven by ceded written premiums of $118 million, ceded earned premiums of $118 million and ceded incurred losses and LAE of $3 million. In the nine months ended September 30, 2024, the impact of reinsurance with its affiliated Bermuda entities was an underwriting loss of $354 million which was driven by ceded written premiums of 349 million, ceded earned premiums of $349 million and ceded incurred losses and LAE of $3 million. See Note 6 of the Notes to the consolidated financial statements for further details.

Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$1,987	$2,018	(31)	(1.5)%	$6,031	$5,970	$61	1.0%
Net written premiums	1,734	1,796	(62)	(3.4)%	5,308	5,410	(102)	(1.9)%

Premiums earned	$1,726	$1,785	$(59)	(3.3)%	$5,337	$5,087	$250	4.9%
Incurred losses and LAE	858	1,163	(304)	(26.2)%	3,266	3,031	235	7.8%
Commission and brokerage	428	427	1	0.2%	1,305	1,219	85	7.0%
Other underwriting expenses	39	56	(18)	(31.0)%	135	148	(13)	(8.6)%
Underwriting gain (loss)	$400	$139	$262	NM	$631	$688	$(58)	(8.4)%

				Point Chg				Point Chg
Loss ratio	49.8%	65.1%		(15.4)	61.2%	59.6%		1.6
Commission and brokerage ratio	24.8%	23.9%		0.9	24.4%	24.0%		0.5
Other underwriting expense ratio	2.3%	3.2%		(0.9)	2.5%	2.9%		(0.4)
Combined ratio	76.8%	92.2%		(15.4)	88.2%	86.5%		1.7
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 1.5%, remaining relatively constant at $2.0 billion for the three months ended September 30, 2025, compared to $2.0 billion for the three months ended September 30, 2024, primarily driven by the effects of underwriting actions on casualty pro rata and casualty excess of loss, partially offset by property excess business. Gross written premiums increased by 1.0%, remaining relatively constant at $6.0 billion for the nine months ended September 30, 2025, compared to $6.0 billion for the nine months ended September 30, 2024, primarily driven by property catastrophe excess of loss and property pro rata lines of business, partially offset by actions taken on our casualty business.
Net written premiums decreased by 3.4% to $1.7 billion for the three months ended September 30, 2025, compared to $1.8 billion for the three months ended September 30, 2024. Net written premiums decreased by 1.9% to $5.3 billion for the nine months ended September 30, 2025, compared to $5.4 billion for the nine months ended September 30, 2024. The decreases were driven by changes in cessions.
Premiums earned decreased by 3.3% to $1.7 billion for the three months ended September 30, 2025, compared to $1.8 billion for the three months ended September 30, 2024, comparable to the decrease in net written premiums. Premiums earned increased by 4.9% to $5.3 billion for the nine months ended September 30, 2025, compared to $5.1 billion for the nine months ended September 30, 2024, primarily driven by increased property pro rata business written that was recorded over the prior quarters which are now being earned.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$944	54.7%		$(97)	-5.6%		847	49.1%
Catastrophes	45	2.6%		(34)	(2.0)%		11	0.6%
Total Segment	$989	57.3%		$(131)	(7.6)%		$858	49.8%

2024
Attritional	$955	53.5%		$(3)	(0.1)%		952	53.4%
Catastrophes	222	12.4%		(11)	(0.6)%		210	11.8%
Total Segment	$1,177	65.9%		$(14)	(0.8)%		$1,163	65.1%

Variance 2025/2024
Attritional	$(11)	1.2	pts	$(94)	(5.5)	pts	$(105)	(4.2)	pts
Catastrophes	(177)	(9.8)	pts	(23)	(1.3)	pts	(199)	(11.1)	pts
Total Segment	$(187)	(8.6)	pts	$(117)	(6.8)	pts	$(304)	(15.4)	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$2,856	53.5%		$(78)	(1.5)%		2,778	52.1%
Catastrophes	519	9.7%		(32)	(0.6)%		488	9.1%
Total Segment	$3,376	63.3%		$(110)	(2.1)%		$3,266	61.2%

2024
Attritional	$2,746	54.0%		$3	0.1%		2,748	54.0%
Catastrophes	319	6.3%		(37)	(0.7)%		282	5.6%
Total Segment	$3,065	60.2%		$(34)	(0.7)%		$3,031	59.6%

Variance 2025/2024
Attritional	$111	(0.5)	pts	$(81)	(1.5)	pts	$30	(2.0)	pts
Catastrophes	200	3.5	pts	5	0.1	pts	205	3.6	pts
Total Segment	$311	3.0	pts	$(76)	(1.4)	pts	$235	1.6	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 26.2% to $858 million for the three months ended September 30, 2025, compared to $1.2 billion for the three months ended September 30, 2024. The decrease was driven by an increase of favorable development on prior year attritional losses of $94 million, a decrease of $11 million in current year attritional losses, a decrease of $177 million in current year catastrophe losses and an increase in favorable development on prior year catastrophe losses of $23 million.
The increase in favorable development on prior year attritional losses of $94 million was primarily due to prior year development related to reserve studies reflecting better-than-expected loss emergence in property and other short-tail lines. The decrease in current year attritional losses was mainly related to the impact of changes in the mix of business.
The current year catastrophe losses of $45 million for the three months ended September 30, 2025 related primarily to Typhoon Ragasa ($20 million), the 2025 U.S. September floods ($15 million) and the 2025 Philippines earthquake ($10 million). The current year catastrophe losses of $222 million for the three months ended September 30, 2024 related primarily to Hurricane Debby ($60 million), Hurricane Helene ($57 million), Hurricane Beryl ($56 million) and the 2024 third quarter Calgary Alberta storms ($35 million). For the three months ended September 30, 2025, the favorable development on prior year catastrophe losses was mainly due to reserves released related to the 2022 Hurricane Ian event.
Incurred losses increased by 7.8% to $3.3 billion for the nine months ended September 30, 2025, compared to $3.0 billion for the nine months ended September 30, 2024. The increase was primarily due to an increase of $111 million in current year attritional losses and an increase of $200 million in current year catastrophe losses, partially offset by an increase in favorable development on prior year attritional losses of $81 million.
The increase in current year attritional losses was mainly related to the impact of the increase in premiums earned. The favorable development on prior year attritional losses was primarily due to prior year development related to reserve studies, partially offset by $57 million related to the Russia/Ukraine court ruling.
The current year catastrophe losses of $519 million for the nine months ended September 30, 2025 related primarily to the 2025 Southern California wildfires ($453 million), 2025 Myanmar earthquakes ($20 million), Typhoon Ragasa ($20 million), the 2025 U.S. September floods ($15 million) and the 2025 Philippines earthquake ($10 million). The $319 million of current year catastrophe losses for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($57 million), Hurricane Beryl ($56 million), Hurricane Debby ($59 million), the 2024 Brazil Floods ($35 million), the 2024 third quarter Calgary Alberta storms ($35 million), the 2024 Dubai floods ($20 million), the 2024 Taiwan earthquake ($23 million) and the 2024 Baltimore bridge collapse ($23 million).
Segment Expenses. Commission and brokerage expense increased by 0.2% to $428 million for the three months ended September 30, 2025, compared to $427 million for the three months ended September 30, 2024. Commission and brokerage expense increased by 7.0% to $1.3 billion for the nine months ended September 30, 2025, compared to $1.2 billion for the nine months ended September 30, 2024. The increases were mainly due to changes in the mix of business.
Segment other underwriting expenses decreased to $39 million for the three months ended September 30, 2025 from $56 million for the three months ended September 30, 2024. Segment other underwriting expenses decreased to $135 million for the nine months ended September 30, 2025 from $148 million for the nine months ended September 30, 2024. The decreases in other underwriting expenses were mainly due to change in mix of business.
Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$786	$770	$17	2.2%	$2,441	$2,587	$(146)	(5.7)%
Net written premiums	558	535	24	4.4%	1,769	1,805	(36)	(2.0)%

Premiums earned	$600	$629	$(29)	(4.7)%	$1,815	$1,907	$(92)	(4.8)%
Incurred losses and LAE	827	437	390	89.1%	1,738	1,274	464	36.4%
Commission and brokerage	63	64	—	(0.8)%	198	192	6	3.2%
Other underwriting expenses	95	94	1	0.9%	288	282	6	2.2%
Underwriting gain (loss)	$(386)	$34	$(419)	NM	$(409)	$159	$(568)	NM

				Point Chg				Point Chg
Loss ratio	137.9%	69.5%		68.4	95.8%	66.8%		28.9
Commission and brokerage ratio	10.6%	10.2%		0.4	10.9%	10.1%		0.8
Other underwriting expense ratio	15.9%	15.0%		0.9	15.9%	14.8%		1.1
Combined ratio	164.3%	94.6%		69.7	122.5%	91.6%		30.9
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums increased by 2.2% to $786 million for the three months ended September 30, 2025, compared to $770 million for the three months ended September 30, 2024, primarily due to an increase in accident and health business, professional liability business and other specialty business, partially offset by portfolio actions taken on specialty casualty lines of business. Gross written premiums decreased by 5.7% to $2.4 billion for the nine months ended

September 30, 2025, compared to $2.6 billion for the nine months ended September 30, 2024, primarily due to portfolio actions taken on specialty casualty lines of business, partially offset by an increase in accident and health business and property/short tail business.
Net written premiums increased by 4.4% to $558 million for the three months ended September 30, 2025, compared to $535 million for the three months ended September 30, 2024, primarily driven by the increase in gross written premiums and overall mix of business. Net written premiums decreased by 2.0% to $1.8 billion for the nine months ended September 30, 2025, compared to $1.8 billion for the nine months ended September 30, 2024, primarily driven by the decrease in gross written premiums and overall mix of business.
Premiums earned decreased by 4.7% to $600 million for the three months ended September 30, 2025, compared to $629 million for the three months ended September 30, 2024. Premiums earned decreased by 4.8% to $1.8 billion for the nine months ended September 30, 2025, compared to $1.9 billion for the nine months ended September 30, 2024. The change in premiums earned relative to net written premiums is the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$434	72.3%		$388	64.8%		822	137.0%
Catastrophes	5	0.8%		—	—%		5	0.8%
Total Segment	$439	73.1%		$388	64.8%		$827	137.9%

2024
Attritional	$414	65.7%		$—	—%		413	65.7%
Catastrophes	24	3.8%		—	—%		24	3.8%
Total Segment	$438	69.5%		$—	—%		$437	69.5%

Variance 2025/2024
Attritional	$20	6.6	pts	$389	64.8	pts	$409	71.4	pts
Catastrophes	(19)	(3.0)	pts	—	—	pts	(19)	(3.0)	pts
Total Segment	$1	3.6	pts	$389	64.8	pts	$390	68.4	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,335	73.5%		$388	21.4%		1,723	95.0%
Catastrophes	15	0.8%		(1)	—%		15	0.8%
Total Segment	$1,350	74.4%		$388	21.4%		$1,738	95.8%

2024
Attritional	$1,239	65.0%		$—	—%		1,239	65.0%
Catastrophes	36	1.9%		(1)	(0.1)%		35	1.9%
Total Segment	$1,275	66.9%		$(1)	(0.1)%		$1,274	66.8%

Variance 2025/2024
Attritional	$96	8.6	pts	$389	21.4	pts	484	30.0	pts
Catastrophes	(21)	(1.1)	pts	—	—	pts	(21)	(1.0)	pts
Total Segment	$75	7.5	pts	$389	21.5	pts	$464	28.9	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 89.1% to $827 million for the three months ended September 30, 2025, compared to $437 million for the three months ended September 30, 2024. The increase was due to an increase of $20 million in current year attritional losses and an increase of $389 million in unfavorable development on prior year attritional losses, partially offset by a decrease of $19 million in current year catastrophe losses.
The increase in current year attritional losses and the unfavorable development on prior year attritional losses were both primarily due to reserve strengthening in casualty lines of business driven by elevated loss experience in excess casualty and liability lines primarily for accident years 2022-2024.
The $5 million of current year catastrophe losses for the three months ended September 30, 2025 related to the 2025 U.S. September floods. The $24 million of current year catastrophe losses for the three months ended September 30, 2024, related primarily to Hurricane Helene ($16 million) and Hurricane Beryl ($10 million).
Incurred losses and LAE increased by 36.4% to $1.7 billion for the nine months ended September 30, 2025, compared to $1.3 billion for the nine months ended September 30, 2024, mainly due to an increase of $96 million in current year attritional losses and an increase of $389 million in unfavorable development on prior year attritional losses, partially offset by a decrease of $21 million in current year catastrophe losses.
The increase in current year attritional losses and the unfavorable development on prior year attritional losses were both primarily due to reserve strengthening in casualty lines of business driven by elevated loss experience in excess casualty and liability lines primarily for accident years 2022-2024.
The $15 million of current year catastrophe losses for the nine months ended September 30, 2025 related primarily to the 2025 Southern California wildfires ($6 million), the 2025 U.S. September floods ($5 million) and the 2025 U.S. Midwest convective storms ($5 million). The $36 million of current year catastrophe losses for the nine months ended September 30, 2024 related primarily to Hurricane Helene ($16 million), Hurricane Beryl ($10 million) and the 2024 second quarter U.S. convective storms ($10 million).
Segment Expenses. Commission and brokerage expenses decreased by 0.8% to $63 million for the three months ended September 30, 2025, compared to $64 million for the three months ended September 30, 2024. Commission and brokerage expenses increased by 3.2% to $198 million for the nine months ended September 30, 2025, compared to $192 million for the nine months ended September 30, 2024. While quarter to date commission, brokerage, taxes and fees remained relatively consistent, the increase in year-to-date commission, brokerage, taxes and fees was mainly due to changes in the mix of business.
Segment other underwriting expenses increased to $95 million for the three months ended September 30, 2025, compared to $94 million for the three months ended September 30, 2024. Segment other underwriting expenses increased to $288 million for the nine months ended September 30, 2025, compared to $282 million for the nine months ended September 30, 2024. The increases were mainly due to the impact of our investment in insurance operations.
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

The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Gross written premiums	$22	$42	$(20)	(47.7)%	$72	$154	$(82)	(53.4)%
Net written premiums	21	37	(17)	(44.8)%	68	130	(62)	(47.9)%

Premiums earned	$23	$44	$(21)	(47.1)%	$84	$135	$(51)	(37.9)%
Incurred losses and LAE	142	33	110	NM	220	108	112	NM
Commission and brokerage	6	6	(1)	(9.6)%	17	21	(4)	(20.4)%
Other underwriting expenses	2	6	(4)	(60.9)%	9	19	(10)	(53.7)%
Underwriting gain (loss)	$(127)	$(1)	$(126)	NM	$(162)	$(14)	$(148)	NM
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Incurred Losses and LAE. Incurred losses and LAE increased to $142 million for the three months ended September 30, 2025, compared to $33 million for the three months ended September 30, 2024. Incurred losses and LAE increased to $220 million for the nine months ended September 30, 2025, compared to $108 million for the nine months ended September 30, 2024. The increase in incurred losses was due to unfavorable development on prior year attritional losses driven by casualty lines, primarily from our sports and leisure business.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at September 30, 2025 and December 31, 2024 was $8.2 billion and $7.3 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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

Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1.8 billion and $2.0 billion for the nine months ended September 30, 2025 and 2024, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2025 and December 31, 2024, we held cash and short-term investments of $3.3 billion and $3.4 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2025, we had $653 million of fixed maturity securities - available for sale maturing within one year or less, $4.1 billion maturing within one to five years and $4.6 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At September 30, 2025, we had $1 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $327 million of pre-tax unrealized depreciation and $326 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing, as well as the growth in business written. However, given the catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has access to ample liquidity to settle its catastrophe claims and any payments due for its catastrophe bond program.
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2025, Everest Re had statutory admitted assets of approximately $33.0 billion which provides borrowing capacity of up to approximately $3.3 billion. As of September 30, 2025, Everest Re had $1.0 billion of borrowings outstanding that begin to expire in 2025. See Note 9 – Federal Home Loan Bank Membership to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
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

Interest Rate Risk. Our $29.2 billion cash and invested assets portfolio at September 30, 2025 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $6.0 billion of mortgage-backed securities in the $20.4 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.6 billion of short-term investments) for the period indicated based on upward and downward parallel shifts of 100 and 200 basis points in interest rates. The market value change under the various interest rate change scenarios was estimated by taking duration into account, with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points At September 30, 2025
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$24,635	$23,833	$23,031	$22,228	$21,426
Fair Value Change from Base (%)	7.0%	3.5%	—%	(3.5)%	(7.0)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,268	$634	$—	$(634)	$(1,268)
We had $21.2 billion and $19.3 billion of gross reserves for losses and LAE as of September 30, 2025 and December 31, 2024, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. See “Liquidity and Capital Resources — Market Sensitive Instruments” in Part I – Item 2 of this Form 10-Q.
ITEM 4.  CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 30, 2025.

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

Dated: November 14, 2025