Form 10-K
period 2025-12-31
EVEREST REINSURANCE HOLDINGS INC
filed 2026-03-31
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-14527
EVEREST REINSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3263609
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

100 Everest Way Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)
(908) 604-3000
(Registrant’s telephone number, including area code)
_____________________
Securities registered pursuant to Section 12(b) of the Act:

Class	Name of Exchange where Registered
4.868% Senior Notes Due 2044	NYSE
3.50% Senior Notes Due 2050	NYSE
3.125% Senior Notes Due 2052	NYSE
6.60% Long-Term Notes Due 2067	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☑
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

Yes	☐	No	☑
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
The aggregate market value as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was zero.
At March 31, 2026, the number of shares outstanding of the registrant’s common shares was 1,000, all of which are owned by Everest Underwriting Group (Ireland) Limited, a wholly-owned direct subsidiary of Everest Group, Ltd.
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
•our ability to execute divestitures, obtain regulatory approvals and effectuate strategic transactions, including the sale of the renewal rights for our commercial retail insurance business;
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
At December 31, 2025, we had stockholder’s equity of $8.5 billion and total assets of $39.6 billion.
Our Operations.
The Company’s principal business, conducted through its Reinsurance and Insurance reportable segments, is the underwriting of reinsurance and insurance in the U.S. and international markets. In 2025, the Company had gross written premiums of $11.1 billion with approximately 71% representing Reinsurance and 28% representing Insurance with the remaining 1% of gross written premium coming from our “Other” operating segment. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through brokers, including for surplus lines, and general agent relationships. Holdings’ active operating subsidiaries are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.
In October 2025, Group entered into definitive agreements to sell the renewal rights for certain lines of commercial retail insurance business written by the Company to American International Group, Inc. (“AIG”) for an aggregate purchase price of $252 million, of which $170 million was attributable to the Company. AIG paid Group $30 million for originating and structuring the transaction.
In addition, on October 26, 2025, Group entered into an agreement with AIG to sell the renewal rights for certain lines of commercial retail insurance business written in certain countries in the European Union, for an aggregate purchase price of $49 million.
Under the sale agreements, AIG has also agreed to pay Group a total of $10 million per month for nine months for specified transition services starting January 1, 2026, of which the Company will receive $7 million per month. For more details, see Form 8-K filed with the SEC on October 28, 2025 and the Master Transaction Agreements incorporated herein. These transactions sharpen the Company’s focus on its core global reinsurance business as well as its global wholesale and specialty insurance businesses.
Adverse Development Cover Reinsurance Agreements
Effective October 1, 2025, Everest Re and a Bermuda affiliate, Everest Reinsurance (Bermuda), Ltd. (the “Ceding Companies”) entered into adverse development reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company (collectively the “Reinsurers”). The Reinsurance Agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital.

The agreements reinsure potential adverse loss development for accident years 2024 and prior arising from substantially all of the Ceding Companies’ North American liabilities within the Insurance and Other segments (“Subject Business”) up to a gross limit of $1.2 billion. Certain liabilities are excluded from the subject business, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Other segment. The carried reserves held for the Subject Business, were $5.4 billion as of September 30, 2025 and $5.0 billion as of December 31, 2025, respectively.
The adverse development cover (“ADC”) is composed of three layers. The first layer is an “in the money” layer whereby the ADC attachment point was $1,250 billion below Group’s North American Insurance and Other segment liability subject reserves of $5.4 billion held as of September 30, 2025. The second layer is $700 million in excess of the $5.4 billion. The Ceding Companies transferred $1,250 million of in-the-money reserves in consideration for the first two layers upon closing of the transaction, of which $1,000 million was attributable to the Company. The third layer is $500 million, for which the Ceding Companies paid approximately $122 million of consideration upon closing of the transaction, of which $44 million was attributable to the Company. The Ceding Companies have a co-participation of $100 million in each of the second and third layers. For more details, see Form 8-K filed by Group with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.20 and 10.21. At December 31, 2025, the total covered losses ceded to State National Reinsurer by the Ceding Companies were $1,253 million, of which $1,003 million were attributable to the Company. The aggregated unexpired limit for the adverse development reinsurance agreements was $597 million for State National Reinsurer and $400 million for MS Transverse Reinsurer, respectively.
Operating Subsidiaries.
Following is a summary of the Company’s principal operating subsidiaries:
•Everest Re, a Delaware reinsurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all 50 states, the District of Columbia, Puerto Rico and Guam and is authorized to conduct reinsurance business in Canada, Singapore, India and Brazil. Everest Re has engaged in reinsurance transactions with Bermuda Re, Everest International Reinsurance, Ltd. (“Everest International”), Mt. Logan Re, Ltd. (“Mt. Logan Re”) and Everest Insurance Company of Canada (“Everest Canada”), which are affiliated companies, primarily driven by enterprise risk and capital management considerations under which business is transacted at market rates and terms.
•Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in all 50 states, the District of Columbia and Puerto Rico and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.
•Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write business on a non-admitted basis in all 50 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.
•Everest Security Insurance Company (“Everest Security”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed to write property and casualty insurance on an admitted basis in Delaware, Georgia Alabama and Texas. The majority of Everest Security’s business is reinsured by its parent, Everest Re.
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
•Everest International Assurance, Ltd. (“Everest Assurance”), a Bermuda company and a direct subsidiary of Everest Re, is registered in Bermuda as a Class 3A general business insurer and as a Class C long-term insurer. Everest Assurance is also an approved/eligible alien surplus lines insurer in all 50 states and the District of

Columbia and is authorized to write life reinsurance and casualty reinsurance in both Bermuda and the U.S. Everest Assurance has made a one-time election under section 953(d) of the U.S. Internal Revenue Code (“IRC”) to be a U.S. income tax paying “Controlled Foreign Corporation.”
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
The Company’s Insurance segment mainly writes commercial property and casualty business on an admitted and non-admitted basis. The business is written through wholesale and retail brokers, surplus lines brokers and through program administrators. Effective October 26, 2025, Group sold its renewal rights to certain lines of commercial property and casualty insurance business written through retail brokers. See the Our Operations section for further details of this transaction.
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
The Company’s underwriting strategies seek to capitalize on what we believe are our global franchise, financial strength and capacity, stable and experienced management team, diversified product and distribution offerings, underwriting expertise and disciplined approach, efficient and low-cost operating structure and effective enterprise risk management practices.
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
Competition.
The global reinsurance and insurance markets are highly competitive and mature. Reinsurance and insurance companies differentiate themselves based on financial strength, range of products, brand recognition, duration of the relationship with the cedents, agent and broker relationships, distribution channels, claims management and customer service. Competition for clients might be based on pricing, capacity, coverage terms, conditions or other factors.

We compete in global and local markets with U.S. and international reinsurers and on a regional basis with major U.S. insurers. Reinsurance competitors might include investment companies, mutual companies, insurance companies, alternative risk providers (such as captives, catastrophe bonds and pools) and others, as alternative products are introduced into the capital markets to compete with traditional reinsurance companies. In addition, we also compete with new companies and existing companies that move into the insurance industry. Competitors sell through various distribution channels and business models, across a broad array of product lines and with a high level of variation regarding geographic, marketing and customer segmentation.
Human Capital Management.
Our colleagues worldwide are essential to our success, and we strive to attract and retain the highest caliber of talent to meet our business needs as well as the needs of our clients and customers. It is our goal to build skilled, talented, collaborative, inclusive teams and foster a sense of purpose and company culture rooted in a broad range of thought and experiences. As of February 1, 2026, the Company employed 2,064 persons. Management believes that colleague engagement is strong. None of the Company’s U.S.-based employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to enter into such agreements.
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
People power our success. We are committed to providing all colleagues with an engaging and supportive environment so they can develop personally and help drive our future growth. That is why Everest is pleased to offer various global initiatives such as leadership coffee hours and fireside chats; charitable community outreach events and volunteer opportunities; networking events; employee recognition awards; and thought leadership topics with senior leaders. By offering a meaningful and engaging colleague experience, we are focused on inspiring our global teams to underwrite opportunity in everything that they do.
Culture.
Everest’s Values and Colleague Behaviors speak to how we operate as One Everest, regardless of location, level or function.
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
Segments Overview.
As of December 31, 2025, the Company managed its business through two reportable segments, Reinsurance and Insurance. Key strategic decisions are based on the aggregate operating results and projections for the two business segments.
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the Segment results presentation, we have separately presented the Company’s affiliated reinsurance arrangements with its affiliated Bermuda entities. See Note 16 of the Notes to the Consolidated Financial Statements for a discussion of reinsurance transactions with its affiliated Bermuda entities that are included in this segment presentation. These segment presentation changes have been reflected retrospectively.
The Reinsurance segment writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the United States as well as through branches in Canada, India and Singapore. The Insurance segment writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States.
The two reportable segments are managed independently but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of the two reportable segments based upon their underwriting results.
Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data - Note 7 of the Notes to the Consolidated Financial Statements” and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.
Reinsurance Segment.
Overview
Reinsurance is an arrangement in which an (re)insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the risks underwritten by the ceding company under one or more insurance and/or reinsurance contract. Reinsurance can provide a ceding company with several benefits, including a reduction in its net liability on individual risks or classes of risks, catastrophe protection from large and/or multiple losses and/or a reduction in operating leverage as measured by the ratio of net premiums and reserves to capital. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be acceptable relative to the ceding company’s financial resources.

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
For the year ended December 31, 2025, the Company’s Reinsurance segment wrote $8.0 billion of gross written premiums. Our Reinsurance segment is comprised of property and casualty reinsurance and specialty lines of business on both a treaty, facultative and large corporate risk basis, including:
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
Products
Our Reinsurance segment provides treaty and facultative reinsurance on either a pro rata or an excess of loss basis to insurance companies across the globe. Our company provides products for the following lines of business:
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
•Mortgage reinsurance provides protection on private mortgage insurance policies as well as participating in Government Sponsored Entities (i.e., Fannie Mae & Freddie Mac) credit risk-sharing transactions. Reinsurance coverage is provided on a proportional and non-proportional basis. We participate regularly in both Fannie Mae & Freddie Mac single family and multifamily risk sharing programs.
•Marine provides protection for property damages, physical loss or liability affecting the marine business, which includes losses relating to cargo ships, hull, recreational craft, inland marine and offshore energy. Perils can be natural or man-made and include storms, sinking/stranding, pollution, fire, explosion and accidents.
•Aviation provides protection cover for aircrafts, airline, aerospace and other general aviation risks.
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
Insurance Segment.
Overview
Everest’s Insurance segment markets and distributes a wide range of insurance products and services through various forms of brokers and agents. We serve multinational corporations and mid-size commercial clients across various industries globally. Our Insurance segment operates through the North America markets. These operations are managed to conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital and investments. Effective October 26, 2025, Group sold its renewal rights to certain lines of commercial property and casualty insurance business written through retail brokers. See the Our Operations section for further details of this transaction.
In 2025, the Company’s Insurance segment wrote $3.1 billion of gross written premiums. The Insurance segment lines of business write a broad suite of tailored products and services, including:
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
Products
The Insurance segment writes property, casualty and specialty insurance products, which are aligned with the lines of business described within the Insurance Segment Overview. These products are written directly, as well as through brokers, including for surplus lines and general agents within the U.S.
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
All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of December 31, 2025.
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
A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policies and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best affirmed these ratings on October 29, 2025, and revised the outlook from stable to negative. S&P states that the “A+”/“A” ratings are assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under their insurance policies and contracts in accordance with their terms. S&P affirmed all ratings on January 28, 2025, and changed the outlook from stable to negative. Moody’s states that an “A1” rating is assigned to companies that, in their opinion, offer upper-medium grade security and are subject to low credit risk. Moody’s affirmed these ratings on October 28, 2025, and revised the outlook from stable to negative.
Subsidiaries other than Everest Re may not be rated by some or any rating agencies given that such ratings are not considered essential by the individual subsidiary’s customers because of the limited nature of the subsidiary’s operations or because the subsidiaries are newly established and have not yet been rated by the agencies.
Debt Ratings.
The following table shows the debt ratings by A.M. Best, S&P and Moody’s of the following series of notes issued by Holdings, all of which are considered investment grade: (1) senior notes due June 1, 2044, (2) senior notes due October 15, 2050, (3) senior notes due October 15, 2052 and (4) long-term notes due May 1, 2067. Debt ratings are the rating agencies’ current assessment of the credit worthiness and outlook of an obligor with respect to a specific obligation.

Instrument	A.M. Best		S&P (1)		Moody's
Senior Notes due June 1, 2044	a-	(Excellent)	BBB+	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2050	a-	(Excellent)	BBB+	(Strong)	Baa1	(Medium Grade)
Senior Notes due October 15, 2052	Not Rated		BBB+	(Strong)	Baa1	(Medium Grade)
Long-Term Notes due May 1, 2067	bbb	(Good)	BBB-	(Adequate)	Baa2	(Medium Grade)
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
Our Enterprise Risk Committee (“ERC”) reports to and assists the Chief Executive Officer in the oversight and review of Everest’s ERM framework and key risks, including Underwriting, Financial, Operational and Strategic risks. The ERC is responsible for establishing the Group’s risk management principles, policies and risk appetite levels. The ERC meets at least quarterly and is comprised of the following senior executives: Chief Executive Officer, Chief Financial Officer, General Counsel, Group Chief Underwriting Officer, Reinsurance Chief Underwriting Officer, Insurance Chief Underwriting Officer, Global Operations Executive, Chief Executive of Legacy Operations, Chief Reserving Actuary and Chief Risk Officer.
The ERC is assisted in its activities by Everest’s ERM function and senior management risk committees. The ERC provides strategic risk management direction to the Group, which is then executed by the business units and by Everest’s ERM function. ERM is centrally responsible for implementing the risk management framework and identifying, assessing, monitoring, controlling and communicating the Company’s risk exposures. Everest’s ERM function is independent of operating units and reports to the Chief Risk Officer. Everest’s senior management risk committees, including the Underwriting Risk Committee, Financial Risk Committee and Operational Risk Committee, report to the ERC with the monitoring and analysis of risk insights with regards to exposure management and execution management.
Our Chief Risk Officer also reports to the Board’s Risk Management Committee (“RMC”), which helps execute the Board’s supervisory responsibility pertaining to ERM. The role of the RMC includes evaluation of the integrity and effectiveness of our ERM procedures, systems and information; governance on major policy decisions pertaining to risk aggregation and minimization; and assessment of our major decisions and preparedness levels pertaining to perceived material risks.
Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including all U.S. states, Canada, India and Singapore. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.
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
Effective January 7, 2026, the Bermuda Insurance Amendment (No.2) Act 2025 (the “Amendment Act”) expanded the Bermuda Monetary Authority’s (“BMA”) group supervision framework under the Bermuda Insurance Act 1978 (the “Act”). Under the Amendment Act, the BMA will now designate and register non-regulated insurance holding companies, including insurance groups headed by either (a) a specified insurer or (b) a Bermuda company that is the ultimate parent company of an insurance group. For this purpose, a “specified insurer” will be a Class 3A, 3B, 4, C, D or E insurer unless such other class of insurer is designated by the BMA. Since Group is incorporated in Bermuda and is the ultimate parent of Everest’s insurance group, Group may become subject to group supervision by the BMA under the Amendment Act.

Under the Amendment Act, insurance groups subject to supervision have a 12-month transition period to take steps required for compliance, with the BMA authorized to grant extensions of up to an additional 12 months upon application. As a result of the Amendment Act, Group may become subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes. For example no member of an insurance group domiciled in Bermuda can amalgamate with, acquire or merge with another firm without the designated insurer of that group first providing notice to the BMA that the member intends to effect such material change and allowing the BMA at least 30 days to confirm it has no objection. Group is evaluating the impact of the Amendment Act on its regulatory obligations and on its solvency and capital requirements.
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
Dividends.
Under Bermuda law, Everest Assurance is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Everest Assurance is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $500,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority (the “BMA”) is required if Everest Assurance’s dividend payments would exceed 25% of its respective prior year end statutory capital and surplus. At December 31, 2025, Bermuda Re, Everest International and Everest Assurance exceeded their solvency and liquidity requirements.
The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $8.9 billion at December 31, 2025, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve-month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year and (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year. Accordingly, as of December 31, 2025, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $886 million.
Insurance Regulation.
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
The operations of Everest Re’s foreign branch offices in Canada, India and Singapore are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations.

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
Licenses.
Everest Re is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia, Puerto Rico and Guam. Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements. Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in India, Singapore and Brazil. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Bolivia, Brazil, Chile, China, Colombia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, India, Mexico, Nicaragua, Panama, Paraguay, the Philippines, Singapore and Venezuela.
Everest National is licensed in all 50 states, the District of Columbia and Puerto Rico.
Everest Indemnity is a Delaware domestic surplus lines insurer and is eligible to write insurance on a surplus lines basis in all 50 states, the District of Columbia and Puerto Rico.
Everest Security converted from a Georgia corporation to a Delaware corporation effective August 1, 2023, and is licensed to write property and casualty insurance as an admitted insurance carrier in Delaware, Alabama, Georgia and Texas.
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
Periodic Examinations.
Led by their states of domicile, U.S. insurance companies are subject to periodic financial examination of their affairs, usually every three to five years. U.S. insurance companies are also subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations. In addition, non-U.S. insurance companies and branches are subject to examination and review by regulators in their respective jurisdictions. In 2025, there were no reports of these examinations or reviews issued that contained any material findings or recommendations.
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
Based on their financial positions, as of December 31, 2025, Everest Re, Everest National, Everest Indemnity, Everest Security, Everest Denali and Everest Premier exceed the minimum RBC thresholds.
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
On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition or cash flows upon enactment in 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
Other Countries
The Company does business in the following locations where it is subject to taxation by the local authorities: Brazil, Canada, India and Singapore.
Available Information.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on the SEC’s website (www.sec.gov) as soon as reasonably practicable after such reports are electronically filed with the SEC.
ITEM 1A.    RISK FACTORS
Our business, results of operations and financial conditions are subject to numerous risks and uncertainties. While we seek to identify, manage and mitigate risks to our business, risk and uncertainty cannot be eliminated or necessarily predicted. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other SEC filings. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, actual results may differ materially from the disclosed information, and our business financial condition and results of operations could be materially and adversely affected.
UNDERWRITING
Our results could be adversely affected by catastrophic events.
We are exposed to unpredictable catastrophic events, including but not limited to, weather-related and other natural catastrophes, as well as acts of terrorism, wars, pandemics, political instability and significant cyber or operational incidents.
The frequency and/or severity of some catastrophic events may be impacted in the future by the continued effects of climate change. Secondary perils, such as severe convective storms, may also become increasingly impactful. Climate change and resulting changes in global temperatures, weather patterns and sea levels may both increase the frequency and severity of natural catastrophes and the resulting losses in the future and impact our risk modeling assumptions. We cannot predict the impact that changing climate conditions, if any, may have on our results, operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change and the resulting impact on various sectors of the economy may impact our business. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of reinsurance, were as follows:

Calendar year:	Pre-tax net catastrophe losses
(Dollars in millions)
2025	$680
2024	533
2023	323
2022	984
2021	940
Our losses from future catastrophic events could exceed our projections.
We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the placement of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area. These loss projections are estimates, reliant on a mix of quantitative and qualitative processes, and actual losses may exceed the projections by a material amount.
Unfavorable loss development may adversely affect our business, financial condition, results of operations or liquidity.
We are required to maintain reserves to cover our ultimate liability of losses and LAE for both reported and unreported claims. These reserves are only estimates of what we believe the ultimate settlement and administration of claims will cost based on facts and circumstances known to us and incorporates actuarial and statistical analysis. Loss reserve estimates are reconsidered, as necessary, as experience develops and to reflect other changes in circumstances that may affect our estimate of ultimate loss, and this could potentially result in increases to our reserves. In setting reserves for our reinsurance liabilities, we rely on claims data supplied by our ceding companies and brokers, along with other data that may affect our estimate of ultimate loss and actuarial and statistical analysis to arrive at an estimate of ultimate liability for losses and LAE. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. For the insurance and reinsurance businesses, ultimate losses may differ materially from our expectations at the time we underwrite the business. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed the estimates we make at any given time. Loss experience in these lines of business is very unpredictable and has been exacerbated by social inflation factors such as uncertain legal system outcomes, increased frequency of high-severity claims and third-party litigation funding. If our reserves are deficient in future periods, we may be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings, a reduction of capital and could result in adverse effects on our business, financial condition, results of operation or liquidity.
During the past five calendar years, the reserve process resulted in a decrease to our pre-tax income in 2025, 2024, 2022 and 2021 and resulted in an increase to our pre-tax income in 2023:

Calendar year:	Effect on pre-tax income
(Dollars in millions)
2025	$330	decrease
2024	1,211	decrease
2023	21	increase
2022	8	decrease
2021	5	decrease
The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential asbestos and environmental (“A&E”) liabilities. As of December 31, 2025, 1.0% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities. In addition, since reserve estimates of aggregate loss costs for prior years are sometimes factored into pricing our insurance products, inaccurate reserves can lead to our products not being priced adequately to cover actual losses and related loss expenses in order to generate a profit.

If we are unable to or choose not to purchase reinsurance and transfer risk to the reinsurance markets, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.
We purchase prospective reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses on our financial results. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In the current environment, our ability to renew our current reinsurance or retrocessional reinsurance arrangements or obtain desired amounts of new or replacement coverage on favorable terms may be substantially reduced as a result of the impact of inflation, industry catastrophic losses to reinsurer capital and the appetite for certain lines of business. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business.

Percentage of ceded written premiums to gross written premiums	2025	2024	2023	2022	2021
Unaffiliated	14.7%	15.8%	13.3%	13.2%	14.3%
Affiliated	4.0%	4.0%	3.9%	3.8%	4.9%
If we are unable to or choose not to renew our current reinsurance or retrocessional reinsurance or purchase new or replacement coverage on favorable terms or at all, the amount of business we are willing to write may be limited or our protection from losses due to large loss events may be materially reduced and our net income could be materially reduced.
The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or result in a net loss.
Our success depends on our ability to accurately assess the risks associated with the businesses on which the risk is retained. If we fail to accurately assess the risks we retain, we may fail to establish adequate premium rates or contract terms (i.e. limits, deductibles, etc.) to cover our losses and LAE. In future years, sufficient premium rates may result in reserve deficiencies to the extent that higher than expected losses are incurred. This could reduce our net income and even result in a net loss.
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
Moreover, certain states have enacted laws that require a property and casualty insurer to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans. U.S. state regulators also require that admitted insurers offer property and casualty coverage to all risks in that market and often restrict an insurer’s ability to charge the price it might otherwise charge or restrict an insurer’s ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, which could lead to lower than anticipated profitability.
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
•social inflation trends, including higher and more frequent claims, higher awards in favor of plaintiffs and increases in the value of claims due to third-party litigation funding;
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
Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Financial strength ratings are used by cedents, agents and brokers to assess the financial strength and credit quality of reinsurers and insurers. As noted above, A.M. Best, S&P and Moody’s has assigned a negative outlook to our financial strength ratings. A downgrade or withdrawal of any of these ratings could adversely affect our ability to market our reinsurance and insurance products, our ability to compete with other reinsurers and insurers and our ability to write new business, which in turn could impact our profitability and results.
Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered if a financial strength rating fell below A.M. Best or S&P’s A- rating level. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. Those provisions would also generally be triggered if Everest Re’s rating fell below A.M. Best or S&P’s A- rating level.
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
We are subject to credit risk of reinsurers in connection with retrocessional arrangements because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. In addition, reinsurers may be unwilling to pay us even though they are able to do so. The failure of one or more of our reinsurers, including, but not limited to, the counterparties to the adverse development cover reinsurance agreements, to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and could cause us to incur a significant loss.

The value of our overall investment and investment income could decline due to changed conditions in the financial markets and prevailing economic conditions.
A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments, such as limited partnerships and other alternative investments. The fair value of our invested assets and associated investment income may fluctuate depending on various factors including, but not limited to, the effects of economic events and conditions; governmental policies; changes in interest rates, currency exchange rates, inflation and credit spreads; credit ratings; loss frequency and severity; and market volatility. In addition, rapid or unprecedented changes in credit and equity market conditions could materially impact the valuation of securities. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio and changes in our estimates of current expected credit loss allowance can affect our financial condition, results of operations or liquidity and our ability to conduct business.
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
Credit Risk.
Our investment portfolio is subject to the risk of loss due to default or deterioration in the credit quality, financial condition or future recovery prospects of the underlying issuers of our fixed income securities. As a part of our ongoing analysis of our investment portfolio, we are required to assess and estimate current expected credit losses for all held-to-maturity securities and evaluate expected credit losses for available-for-sale securities when fair value is below amortized cost, which considers reasonable and supportable forecasts of future economic conditions and estimated future cash flows in addition to information about past events and current conditions. If the issuers or other obligors of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise.
We have exposure to counterparties through a variety of commercial transactions and arrangements, including reinsurance transactions and agreements with banks, hedge funds, private funds and other investment vehicles that expose us to credit risk in the event a counterparty or an underlying issuer or borrower fails to perform its obligations.
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
Our future capital requirements depend on many factors, including rating agency and new regulatory requirements, the performance of our investment portfolio, our ability to write business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and loss reserves at levels sufficient to cover losses. We may need to raise additional funds through debt financings or seek to refinance debt as amounts become due or commitments expire. Any debt financing or refinancing, if available at all, may be on terms that are not favorable to us.
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
We conduct business in a variety of non-U.S. currencies, principally the Canadian dollar and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations, especially relative to the U.S. dollar, may materially impact our results and financial position. In 2025, we wrote approximately 23% of our coverages in non-U.S. currencies; as of December 31, 2025, we maintained approximately 11% of our investment portfolio in investments denominated in non-U.S. currencies.
Our business is sensitive to unanticipated levels of inflation.
While consideration is given to the levels of inflation and how that may impact premiums and claims, the impacts of inflation may be different than anticipated. Premiums are established before actual losses are known, which may result in some underpricing if inflation rises more rapidly than expected, ultimately creating a deficiency that may impact our financial position. Higher inflation could lead to higher interest rates, which would negatively impact the value of our existing fixed income or other investments.
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
Global economic conditions could adversely affect our business, results of operations or financial condition.
The global economic environment continues to be impacted by fiscal or monetary policies; uncertainty concerning the future path of interest rates; the effect of social, economic and political conditions and geopolitical events and supply chain disruptions; the implementation of tariffs and other protectionist trade policies; and the possibility of a recession, government shutdowns, debt ceilings and funding. Ongoing global economic uncertainties and evolving market conditions may affect our results of operations, financial condition and capital resources.
OPERATIONAL
We are dependent on our key personnel.
In 2025, the Company had various promotions and new executive leadership appointments. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key executives and other key employees, and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer, the failure to successfully effectuate a permanent leadership transition or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Changes to or turnover among senior management or key executives could also disrupt the Company’s strategic focus, operational capabilities and may impede our ability to act quickly and efficiently in executing our business strategy. Additionally, the emergence of new technologies, including artificial intelligence (“AI”), which require new skill sets and changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practices within our operating jurisdictions may result in difficulty in attracting, developing and retaining key personnel.
We rely on our processes, people and systems to maintain our operations and manage the operational risks inherent to our business. Any errors, omissions or misconduct by our employees or third-party agents in the execution of these processes could adversely affect our business, results of operations and financial condition.
We seek to monitor and control our exposure to risks arising from these processes through an enterprise risk management framework, internal controls, management review and other processes. Our processes, people and systems may not effectively identify or control all risks, and our employees and third-party agents may not effectively execute them. Losses may result from, among other things, actual or alleged fraud; errors; employee misconduct or failure to document transactions properly, obtain proper internal authorization, comply with underwriting or other internal guidelines or comply with regulatory requirements. Resulting losses could adversely affect our business, results of operations and financial condition.
We are subject to cybersecurity risks that could negatively impact our business operations.
Cybersecurity threats and incidents have increased in recent years, heightening related risks. AI technologies are quickly evolving and being adopted, which may also increase or intensify potential cybersecurity risks. We are dependent upon our information technology platform, including our processing systems, data and electronic transmissions in our business operations. Security breaches and other cyber threats, including those at third parties that have our information, could expose us to the loss or misuse of our technology systems or information, litigation and potential liability. In addition, cyber incidents that impact the confidentiality, integrity, availability, authenticity or other proper functioning of these systems could have a significant negative impact on our operations and possibly our financial results. An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers, result in regulatory action or give rise to monetary fines and other penalties, which could be significant, and ultimately have a material adverse effect on our business or operations. We may be unable to anticipate cybersecurity threats, react in a timely manner and may be required to devote substantial additional resources to modify or enhance our information security systems, networks and cybersecurity program and to defray the costs of complying with new or developing regulatory requirements. While we are not aware of a cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial condition, a future cybersecurity incident could have a material impact on us.
Exposure to cybersecurity risk is increasing systematically due to greater digital dependence, emerging technologies such as AI and increased possible losses due to a catastrophic cybersecurity event. Cybersecurity incidents are not bound by time or geographic limitations. Related perils do not have well-established definitions and fundamental physical properties may be engineered specifically to evade established loss mitigation controls. Any losses incurred from these risks are also dependent on our clients’ and our third-party service providers' cybersecurity practices and defenses, as well as how contract terms and conditions interact with the evolving threat landscape which is out of our control. Some of our service providers may store or have access to our data and may not have effective controls, processes or practices to protect our information. A vulnerability in our service providers’ software or systems or failure of safeguards, policies or procedures, could result in a cyberattack or other incident which could harm our business.
See Item 1C, “Cybersecurity” for additional information.
We are dependent on brokers and agents for business developments.
We rely on brokers and agents. Our relationship with this distribution network is based on quality of underwriting, claim services, financial strength and other factors, which could weaken. Deterioration in relationships with our broker and agent distribution network or their increased promotion and distribution of our competitors’ products could adversely affect our ability to sell our products. Loss of all or a substantial portion of the business provided by one or more of these brokers or agents could have an adverse effect on our business.
Analytical models used in decision making and estimates, assumptions and valuations in these models could vary materially from actual results, which could have an adverse impact on the financial condition, results of operations and cash flows of the Company.
As a financial services company, we are exposed to model risk. We utilize financial models to derive metrics and drive analysis to assist in decision making across key areas, such as pricing, underwriting, reserving, investment management, ceding business, capital allocation and risk management. These models incorporate numerous assumptions and forecasts about the future level of financial metrics, including interest rates, inflation, credit spreads and equity markets. These models may not operate properly, may contain incorrect information and errors and may rely on assumptions and projections that are inherently uncertain which could lead to material variations from actual results.
Our operations are subject to business continuation and resiliency risk.
Across our global business centers, there is risk that our operations, systems or data, or those of third parties on whom we rely, may be disrupted. We may experience a disruption in business continuity as a result of pandemic and public health crises, geopolitical risks including armed conflict and civil unrest, terrorist events, natural disasters, cyber or other information technology related incidents affecting technology services, supply-chain disruptions as well as governmental, business and societal responses to such events, such as restrictions on public gatherings, sanctions, trade restrictions and increased unemployment. All such events may ultimately result in workforce unavailability among other operational impacts.
STRATEGIC
Our industry is highly competitive and rapidly evolving, and we may not be able to compete successfully in the future.
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
According to S&P, Group ranks among the top ten global property and casualty reinsurance groups. The worldwide net premium written by the Top 40 global reinsurance groups for both life and non-life business was estimated to be $347.1 billion in 2024 according to data compiled by S&P. In addition to existing competitors, the entry of alternative capital market products and new company formations, such as insurtech companies, provide additional sources of reinsurance and insurance capacity, which could reduce our market share and adversely affect our business, results of operation and financial condition.
Recent technological advancements in the insurance industry and information technology industry including in underwriting, claims, distribution and operations present new and fast-evolving competitive risks as participants seek to increase the speed of transactions, lower costs and create new opportunities. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics. If we do not anticipate or keep pace with these technological and other changes impacting the insurance industry, it could adversely affect our business results of operations and financial condition.
Business or asset acquisitions and dispositions may expose us to certain risks.
The completion of any business or asset acquisition or sale is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or sale will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition. Additionally, acquisitions and divestitures may not produce the anticipated benefits and may result in unintended consequences, which could have a material adverse impact on our financial condition and results of operations. We may not be able to achieve expected synergies as a result of acquisitions or divestitures. In the case of business or asset dispositions, we may have continued financial exposure to the divested businesses through reinsurance, indemnification or other financial arrangements following the transaction. The expected benefits of acquired or divested businesses may not be realized and involve additional uncertainties, continuing costs and risks that may negatively impact our business, financial condition, results of operations or liquidity.
For example, in October 2025, Group entered into definitive agreements to sell the renewal rights for certain lines of commercial retail insurance business written by the Company to AIG. There can be no assurance that we will realize the anticipated economic, strategic or other benefits of the transaction. We may also incur other related costs and our existing businesses could also be negatively impacted.

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
We may be subject to legal, governmental or regulatory proceedings.
In the normal course of business, we are subject to regulatory and governmental investigations, document requests, subpoenas and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In addition, we are involved in litigation and arbitration concerning our rights and obligations under policies and contracts issued by us and under reinsurance contracts with third parties. Such investigations, inquiries, document requests, subpoenas or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, including class-actions, in which remedies could include fines, penalties, restitution, remedial actions, enhanced supervision or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.
We are subject to extensive and increasing regulation under U.S. federal, state and foreign insurance laws. These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves. These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions. Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand our business operations through acquisitions of new insurance subsidiaries. We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or fine us. These types of actions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.
As a result of the previous dislocation of the financial markets, the U.S. government implemented changes in the way the financial services industry is regulated. Some of these changes are also impacting the insurance industry. For example, the U.S. Treasury established the Federal Insurance Office with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, to represent the U.S. on prudential aspects of international insurance matters, to assist with administration of the Terrorism Risk Insurance Program and to advise on important national and international insurance matters. In addition, several European regulatory bodies are in the process of updating existing regulations or developing new capital adequacy directives for insurers and reinsurers. The future impact of such initiatives or new initiatives from the current governmental authorities, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.
Our business is subject to certain laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the United States and other jurisdictions. U.S. laws and regulations that may be applicable to us include economic trade sanctions laws and regulations administered by the U.S. Treasury’s Office of Foreign Assets Control, as well as certain laws administered by the U.S. Department of State. The sanctions laws and regulations of non-U.S. jurisdictions in which we operate may differ from those of the United States and these differences may also expose us to sanctions violations. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally prohibit corrupt payments or improper gifts to non-U.S. governments or officials. It is possible that personnel could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions, which could damage our business and reputation, and could adversely affect our financial condition and results of operations.
Regulatory and legislative developments, as well as executive orders, related to cybersecurity, privacy, data protection and AI could have an adverse impact on our business.
The NAIC’s Insurance Data Security Model Law (the “IDSML”), which was intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees has been adopted in 28 states. The IDSML requires insurers, and other entities required to be licensed under state insurance laws, to comply with certain requirements, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain state insurance regulators are developing or have developed their own regulations that may impose additional regulatory requirements relating to cybersecurity on insurance and reinsurance companies. For example, the New York State Department of Financial Services has an applicable regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction. Regulation of cybersecurity, privacy and data protection, operational resiliency and AI has also developed globally. We cannot predict the full impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.
If U.S. tax law changes, our net income may be impacted.
The 2017 Tax Cuts and Jobs Act (the “TCJA”) was adopted to address incorporation by U.S. corporations in low-tax jurisdictions to obtain a competitive advantage over domestic corporations that are subject to the U.S. corporate income tax rate of 21%. Specifically, the TCJA addressed concern over a perceived competitive advantage that foreign-controlled insurers and reinsurers may have had over U.S. controlled insurers and reinsurers, resulting from the purchase of reinsurance by U.S. insurers from affiliates operating in certain foreign jurisdictions, including Bermuda. Such affiliated reinsurance transactions may subject the U.S. ceding companies to a Base Erosion and Anti-abuse Tax (“BEAT”) of 10% from 2019 to 2025 and 10.5% thereafter, which may exceed its regular income tax. In addition, new legislation, as well as proposed and final regulations may further limit the ability of the Company to execute alternative capital balancing transactions with unrelated parties. This would further impact our net income and effective tax rate.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase excise tax, and do not expect the legislation to have a material impact on our results of operations.
On January 20, 2025, President Trump issued a memorandum announcing that the Organisation for Economic Co-operation and Development (“OECD”) framework has “no force or effect in the United States” and disavowing any commitments previously made by the United States with respect to the framework. The memorandum also directs the U.S. Secretary of the Treasury to develop and present to President Trump a list of protective measures or other options towards foreign countries that are either not in compliance with any tax treaty with the United States or have tax rules that are “extraterritorial or disproportionately affect American companies.” The possible uneven enactment of the OECD framework by various jurisdictions coupled with the United States’ response to these rules could cause uncertainties to and increases in our income taxes.
On January 5, 2026, the OECD released Administrative Guidance containing the side-by-side (SbS) package on the OECD’s global minimum tax. The SbS Administrative Guidance introduced, among other things, new safe harbors, including a SbS safe harbor for multi-national groups headquartered in certain eligible jurisdictions, now limited to the US. Qualification for this safe harbor, which would exempt companies from the OECD global minimum tax. We expect additional Administrative Guidance in the future providing implementation guidance on the SbS. Accordingly, the OECD’s global minimum tax could be subject to further changes that will continue to cause uncertainties related to income taxes payable by our company.
ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Everest has aligned and operationalized its cybersecurity program and controls with the National Institute of Standards and Technology (“NIST”) Cybersecurity Incident Response Framework to provide preventative, detective and responsive measures that are timely, comprehensive, systematic, and in alignment with industry standards, regulatory requirements, and the Company’s risk management framework. As part of the Company’s cybersecurity program, Everest has established cross-functional teams with roles and responsibilities for cybersecurity incident response. The Company has a formal incident response escalation process, which involves a dedicated Security Operation Center (“SOC”) as well as an incident response team (“IRT”), to further escalate to senior management and the Board, as appropriate. While the actual methods of incident response employed may differ based on the type and nature of the incident, our approach uses a combination of internal teams, external advisors and vendors with specialized skills to support the response and recovery efforts, including a process for escalating issues as needed to senior management and providing timely notification of incidents to law enforcement and regulatory bodies, as appropriate.
Everest uses a multi-layered process for assessing, identifying and managing material risks from cybersecurity threats and manages its systems and processes both internally and with the assistance of specialized third-party service providers. The Company obtains timely cyber-threat intelligence from various sources and maintains intrusion detection, network firewall protections, advanced threat protection, endpoint detection and response, email filtering, distributed denial-of-service and other protections to secure the company’s critical infrastructure. The SOC provides enhanced early detection of threat intelligence services, actively manages security tools, and monitors and responds to security alerts. The SOC also initiates incident response protocols, including escalating threats as needed to the IRT, including the Chief Information Security Officer (“CISO“), who can further escalate to other members of senior management and the Board, as may be appropriate. Additionally, as compromised credentials and unauthorized access remain prevalent vectors for cyberattacks, we have prioritized the advancement of our Identity and Access Management (“IAM”) protocols as a critical component of our cybersecurity strategy. We continue to modernize and strengthen access controls, password policies, multi-factor authentication and offboarding processes, to ensure that access to sensitive data and systems is restricted to authorized personnel and necessary business functions for the time period needed. Various processes, including compiling security metrics, vulnerability scans, regular patching of software and hardware vulnerabilities, external penetration testing, internal phishing tests, red team exercises and incident response exercises are used to test the effectiveness of the overall cybersecurity control environment. In addition to periodic self-assessment of various cybersecurity controls, the Company conducts annual independent NIST assessments to review its cybersecurity posture and to identify opportunities to enhance its cybersecurity controls and mitigate cybersecurity risk.
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
For the year ended December 31, 2025, Everest has not experienced any cybersecurity incident that materially affected the Company, including its business strategy, results of operations or financial conditions.
Governance
Cybersecurity threats present a persistent and dynamic threat to our entire industry. The Company views cybersecurity risk as an enterprise-wide concern that involves people, processes and technology. The Board, through its committees, referenced above in ITEM 1, “Enterprise Risk Management”, has ultimate responsibility for risk oversight. In 2024, a Technology and Cyber Board Committee was established to further assist the Board’s oversight responsibilities with respect to information technology governance, strategy, delivery and risk management, including cybersecurity and data privacy. Management is tasked with the day-to-day management of the Company’s cybersecurity risks. The Board has a practical understanding of information systems and technology use in our business operations and processes, as well as a recognition of the risk management aspects of cyber risks and cybersecurity. In addition, the Company’s subsidiary boards of directors may also provide additional oversight.
The Company also appointed a certified CISO who has significant public and private cybersecurity experience. The CISO is dedicated to assessing the Company’s data security risk, monitoring cyber threat intelligence and taking the steps necessary to implement pertinent safeguards and protocols to manage the risk. In addition, the ERC, referenced above in ITEM 1, “Enterprise Risk Management”, annually reviews the Company’s cyber exposure across all lines of business and security safeguards for privacy-protected data held by the Company. The ERC, through its sub-committees, including the Operational Risk Committee and the Global IT and Cyber Risk Management Committee, works in conjunction with the Company’s CISO to assess the Company’s vulnerabilities to cybersecurity threats, including the operational risk of such threats to our business, as continuous dialogue throughout the year is essential in assessing the operational risk to our business. The Operational Risk Committee and the Global IT and Cyber Risk Management Committee sub-committees meet quarterly in advance of the quarterly ERC meetings to, among other things, review overall cybersecurity strategies and policies and to report on material cybersecurity risks.
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
ITEM 2.    PROPERTIES
Everest Re’s corporate offices are located in approximately 321,500 square feet of leased office space in Warren, New Jersey. The Company’s 12 other locations occupy a total of approximately 186,621 square feet, all of which are leased.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holder of Common Stock.
As of December 31, 2025, all of the Company’s common stock was owned by Holdings Ireland and was not publicly traded.
Dividend History and Restrictions.
Holdings did not pay any dividends in 2025, 2024 and 2023. The declaration and payment of future dividends, if any, by Holdings will be at the discretion of the Board and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholder. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $8.9 billion at December 31, 2025, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Accordingly, as of December 31, 2025, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $886 million. See “Regulatory Matters - Dividends” and ITEM 8, “Financial Statements and Supplementary Data”- Note 18 of the Notes to Consolidated Financial Statements.
Recent Sales of Unregistered Securities.
None.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview.
Everest is a global underwriting leader providing best-in-class property, casualty and specialty reinsurance and insurance solutions. We are a leading financial services institution focused on value creation for our shareholders while diversifying our portfolio and geographic presence. Through our principal subsidiaries and branches operating in the U.S. and internationally, we serve a diverse group of clients worldwide, providing what we believe are extensive product and distribution capabilities, a strong balance sheet, an innovative culture and access to world-class talent.
During 2024, we formed a new “Other” segment, primarily comprised of the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off asbestos and environmental (“A&E”) exposures, certain discontinued insurance programs primarily written prior to 2012, and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. These segment presentation changes have been reflected retrospectively. As of December 31, 2025, the Company has two reportable segments consistent with how the business is managed. Additionally, as part of the Segment results presentation, we have separately presented the Company’s affiliated reinsurance arrangements with its affiliated Bermuda entities. See Note 16 of the Notes to the Consolidated Financial Statements for a discussion of reinsurance transactions with its affiliated Bermuda entities that are included in this segment presentation. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.
Our net income of $775 million for the year ended December 31, 2025 is inclusive of unfavorable development of prior-year loss reserves of $330 million. Our net income of $221 million for the year ended December 31, 2024 is inclusive of unfavorable development of prior-year loss reserves of $1.2 billion. We have significantly fortified our U.S. casualty reserves, while taking aggressive underwriting action in certain classes exposed to social inflation, bolstering talent and investing in our platform as we head into 2026. In addition, we have entered into an adverse development reinsurance agreement protecting the Company against potential adverse loss development for accident years 2024 and prior arising out of North American liabilities within our Insurance and Other Segments and sold the renewal rights to certain lines of commercial retail insurance business. Refer to management’s discussion of consolidated and segment results below.
The following is a discussion and analysis of our results of operations, financial condition and liquidity and capital resources for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and related notes, under ITEM 8 of this Form 10-K. Comparisons between 2024 and 2023 have been omitted from this Form 10-K but can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2024.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Adverse Development Cover Reinsurance Agreements
Effective October 1, 2025, Everest Re and a Bermuda affiliate, Everest Reinsurance (Bermuda), Ltd. (the “Ceding Companies”) entered into adverse development reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company (collectively the “Reinsurers”). The Reinsurance Agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital.
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising from substantially all of the Ceding Companies’ North American liabilities within the Insurance and Other segments (“Subject Business”) up to a gross limit of $1.2 billion. Certain liabilities are excluded from the subject business, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Other segment. The carried reserves held for the Subject Business, were $5.4 billion as of September 30, 2025 and $5.0 billion as of December 31, 2025, respectively.
The adverse development cover (“ADC”) is composed of three layers. The first layer is an “in the money” layer whereby the ADC attachment point was $1,250 billion below Group’s North American Insurance and Other segment liability subject reserves of $5.4 billion held as of September 30, 2025. The second layer is $700 million in excess of the $5.4 billion. The Ceding Companies transferred $1,250 million of in-the-money reserves in consideration for the first two layers upon closing of the transaction, of which $1,000 million was attributable to the Company. The third layer is

$500 million, for which the Ceding Companies paid approximately $122 million of consideration upon closing of the transaction, of which $44 million was attributable to the Company. The Ceding Companies have a co-participation of $100 million in each of the second and third layers. For more details, see Form 8-K filed by Group with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.20 and 10.21. At December 31, 2025, the total covered losses ceded to State National Reinsurer by the Ceding Companies were $1,253 million, of which $1,003 million were attributable to the Company. The aggregated unexpired limit for the adverse development reinsurance agreements was $597 million for State National Reinsurer and $400 million for MS Transverse Reinsurer, respectively.
Sale of Certain Commercial Retail Insurance Renewal Rights
In October 2025, Group entered into definitive agreements with American International Group, Inc. (“AIG”) to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million, of which $170 million was attributable to the Company. In addition, on October 26, 2025, Group entered into an agreement with AIG to sell the renewal rights for certain lines of commercial retail insurance business written by Group in certain countries in the European Union, for an aggregate purchase price of $49 million. Under the agreements, AIG agreed to pay Group a total of $10 million per month for nine months starting January 1, 2026 for specified transition services, of which the Company will receive $7 million per month. For more details, see Form 8-K filed by Group with the SEC on October 28, 2025 and the Master Transaction Agreements incorporated by reference in Exhibits 10.22 and 10.23.
Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Gross written premiums	$11,141	$11,616	$11,117	(4.1)%	4.5%
Net written premiums	9,063	9,312	9,212	(2.7)%	1.1%

REVENUES:
Premiums earned	$9,086	$9,090	$8,536	—%	6.5%
Net investment income	1,351	1,250	993	8.0%	26.0%
Net gains (losses) on investments	28	76	(180)	(62.7)%	NM
Other income (expense)	(51)	64	(11)	NM	NM
Total revenues	10,415	10,481	9,337	(0.6)%	12.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	6,711	7,430	5,578	(9.7)%	33.2%
Commission, brokerage, taxes and fees	2,009	1,946	1,851	3.2%	5.1%
Other underwriting expenses	601	606	574	(0.9)%	5.6%
Corporate expense	31	19	18	59.8%	9.3%
Interest, fee and bond issue cost amortization expense	176	150	134	17.8%	11.4%
Total claims and expenses	9,528	10,152	8,156	(6.1)%	24.5%

INCOME (LOSS) BEFORE TAXES	887	329	1,181	NM	(72.1)%
Income tax expense (benefit)	112	108	210	3.1%	(48.3)%
NET INCOME (LOSS)	$775	$221	$972	NM	(77.2)%

RATIOS:				Point Change
Loss ratio	73.9%	81.7%	65.3%	(7.9)	16.4
Commission and brokerage ratio	22.1%	21.4%	21.7%	0.7	(0.3)
Other underwriting expense ratio	6.6%	6.7%	6.7%	(0.1)	(0.1)
Combined ratio	102.6%	109.8%	93.8%	(7.2)	16.1

	At December 31,			Percentage Increase/ (Decrease)
(Dollars in millions)	2025	2024	2023	2025/2024	2024/2023
Balance sheet data:
Total investments and cash	$29,122	$26,650	$23,439	9.3%	13.7%
Total assets	39,550	36,209	31,638	9.2%	14.4%
Loss and loss adjustment expense reserves	21,336	19,271	15,796	10.7%	22.0%
Total debt	3,589	3,587	3,385	—%	6.0%
Total liabilities	31,048	28,913	24,451	7.4%	18.3%
Stockholder's equity	8,501	7,296	7,187	16.5%	1.5%
(Some amounts may not reconcile due to rounding)
(NM - not meaningful)
Revenues.
Premiums. Gross written premiums decreased by 4.1% to $11.1 billion in 2025, compared to $11.6 billion in 2024, reflecting a $69 million, or 0.9% decrease in our reinsurance business, a $318 million, or 9.3% decrease in our insurance business and a $88 million, or 49.2% decrease in our Other segment business. The decrease in reinsurance premiums was primarily due to North America casualty pro rata and casualty excess of loss lines of business, partially offset by an increase in the property lines of business. The decrease in insurance premiums reflects portfolio actions taken in casualty lines of business partially offset by growth in accident and health and other specialty lines. Gross written premiums within Other decreased by $88 million as this segment generally represents lines of business that have been discontinued.
Net written premiums decreased by 2.7% to $9.1 billion in 2025, compared to $9.3 billion in 2024, primarily driven by overall mix of business.
Premiums earned remained relatively consistent at $9.1 billion for 2025 and 2024. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $51 million in 2025 and other income of $64 million in 2024. The change was primarily the result of fluctuations in foreign currency exchange rates, in particular fluctuations in the Brazilian Real, Colombian Peso, South African Rand and Israeli New Shekel, partially offset by the gain from sale of renewal rights and the pension plan settlement gain recognized in the second quarter of 2025 driven by the extinguishment of the Everest Re retirement pension plan obligation liability.
The following table shows the components of other income (expense) for the periods indicated:

	Years ended December 31,
	2025	2024
Foreign currency exchange income (expense)	$(106)	$12
Gain on pension plan settlement	28	10
Gain (loss) from sale of renewal rights	32	—
Gain (loss) from sale of sports and leisure business	—	40
Other	(5)	2
Total other income (expense)	$(51)	$64

Claims and Expenses.
Incurred Losses and LAE. The following table presents our incurred losses and LAE for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$5,627	61.9%		$404	4.5%		$6,031	66.4%
Catastrophes	754	8.3%		(74)	(0.8)%		680	7.5%
Total	$6,381	70.2%		$330	3.6%		$6,711	73.9%

2024
Attritional	$5,551	61.1%		$1,347	14.8%		$6,898	75.9%
Catastrophes	668	7.3%		(135)	(1.5)%		533	5.9%
Total	$6,219	68.4%		$1,211	13.3%		$7,430	81.7%

2023
Attritional	$5,254	61.5%		$1	—%		$5,255	61.6%
Catastrophes	346	4.0%		(22)	(0.3)%		323	3.8%
Total	$5,599	65.6%		$(21)	(0.3)%		$5,578	65.3%

Variance 2025/2024
Attritional	$76	0.8	pts	$(943)	(10.4)	pts	$(867)	(9.5)	pts
Catastrophes	86	1.0	pts	61	0.7	pts	147	1.6	pts
Total	$162	1.8	pts	$(882)	(9.7)	pts	$(719)	(7.9)	pts

Variance 2024/2023
Attritional	$297	(0.5)	pts	$1,346	14.8	pts	$1,643	14.3	pts
Catastrophes	323	3.3	pts	(113)	(1.2)	pts	209	2.1	pts
Total	$619	2.8	pts	$1,233	13.6	pts	$1,852	16.4	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 9.7% to $6.7 billion in 2025, compared to $7.4 billion in 2024, primarily due to a decrease in unfavorable development on prior year attritional losses of $943 million, partially offset by an increase of $76 million in current year attritional losses, an increase of $86 million in current year catastrophe losses and a decrease in favorable development on prior year catastrophe losses of $61 million.
The increase in current year attritional losses was mainly due to the strengthening of U.S. casualty reserves. Unfavorable development on prior year attritional losses was $404 million in 2025 compared to unfavorable development of $1.3 billion in 2024. The net unfavorable development on prior year attritional reserves of $404 million in 2025 is comprised of $431 million of unfavorable development on prior years attritional losses from the Insurance segment due to reserve strengthening in U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024, and $137 million of unfavorable development in our Other segment which was driven by U.S. casualty lines, primarily from our sports and leisure business. In addition, the Reinsurance segment recorded favorable development on prior years of $144 million, primarily driven by favorable development booked on well-seasoned reserves in the property and U.S. mortgage lines. Embedded in the amounts noted above is $44 million of prior year losses related to the ADC.
The current year catastrophe losses of $754 million in 2025 related primarily to the 2025 Southern California wildfires ($461 million), Hurricane Melissa ($153 million), the 2025 Australian Storms ($47 million), Myanmar earthquake ($20 million), Typhoon Ragasa ($20 million) and the 2025 U.S. September floods ($20 million). The current year catastrophe losses of $668 million in 2024 related primarily to the Hurricane Milton ($297 million), Hurricane Helene ($80 million), Hurricane Beryl ($63 million), Hurricane Debby ($56 million), Alberta floods ($45 million), Brazil floods ($35 million), Taiwan earthquake ($23 million), Dubai floods ($20 million), the Baltimore Bridge collapse ($20 million) and Jasper fires ($10 million), with the remaining losses resulting from various storm events. For 2025, the favorable development on prior year catastrophe losses of $74 million was mainly related to reserves released related to the 2022 Hurricane Ian event.
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 7.5 percentage points to the combined ratio in 2025, compared with 5.9 percentage points in 2024.
Refer to the “Ratios” section for loss ratio analysis discussion.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees remained relatively flat at $2.0 billion in 2025 and 2024. Refer to the “Ratios” section for commission and brokerage ratio analysis discussion.
Other Underwriting Expenses. Other underwriting expenses were $601 million and $606 million in 2025 and 2024, respectively. The decrease was primarily due to the decrease in premiums earned and changes in the mix of business. Refer to the “Ratios” section for other underwriting expense ratio analysis discussion.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $31 million and $19 million for the years ended December 31, 2025 and 2024, respectively. The increase in 2025 compared to 2024 was primarily due to an increase in other professional services related to consulting fees for corporate initiatives and an increase in compensation expenses.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $176 million and $150 million in 2025 and 2024, respectively. The increase was primarily driven by higher interest costs resulting from additional borrowings from the Federal Home Loan Bank of New York (“FHLBNY”), partially offset by the change in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly per the note agreement. The floating rate was 6.50% as of December 31, 2025, compared to 7.17% as of December 31, 2024.
Income Tax Expense (Benefit). Everest had an income tax expense of $112 million and income tax expense of $108 million in 2025 and 2024, respectively. Variations in the effective tax rate (“ETR”) generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses and net capital gains (losses) on investments, as well as changes in tax exempt investment income and creditable foreign taxes. The change in income tax expense resulted primarily from a decrease in pre-tax income, and a change from capital losses to capital gains.
On July 4, 2025, the One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition or cash flows upon enactment in 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of the One Big Beautiful Bill.
On January 20, 2025, President Trump issued a memorandum announcing that the OECD framework has “no force or effect in the United States” and disavowing any commitments previously made by the United States with respect to the framework. The memorandum also directs the U.S. Secretary of the Treasury to develop and present to President Trump a list of protective measures or other options towards foreign countries that are either not in compliance with any tax treaty with the United States or have tax rules that are “extraterritorial or disproportionately affect American companies.” The possible uneven enactment of the OECD framework by various jurisdictions coupled with the United States’ response to these rules could cause uncertainties to and increases in our income taxes.
On January 5, 2026, the OECD released Administrative Guidance containing the side-by-side (“SbS”) package on the OECD’s global minimum tax. The SbS Administrative Guidance introduced, among other things, new safe harbors, including a SbS safe harbor for multi-national groups headquartered in certain eligible jurisdictions, now limited to the U.S. Qualification for this safe harbor, which would exempt companies from the OECD global minimum tax. We expect additional Administrative Guidance in the future providing implementation guidance on the SbS. Accordingly, the OECD’s global minimum tax could be subject to further changes that will continue to cause uncertainties related to income taxes payable by our company.
Net Income (Loss).
Our net income was $775 million and $221 million in 2025 and 2024, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 7.2 points to 102.6% in 2025, compared to 109.8% in 2024. The current year decrease is primarily due to lower unfavorable prior year development on attritional losses.
The loss ratio component decreased by 7.9 points to 73.9% in 2025, compared to 81.7% in 2024 mainly due to lower unfavorable prior year development on attritional losses.
The commission and brokerage ratio components increased to 22.1% in 2025, compared to 21.4% in 2024, primarily due to change in the mix of business.
The other underwriting expense ratio decreased to 6.6% in 2025, compared to 6.7% in 2024, primarily due Reinsurance segment continued leverage against its premium base, offset by higher Insurance segment expenses driven by strategic actions.
Stockholder's Equity.
Stockholder’s equity increased by $1.2 billion to $8.5 billion at December 31, 2025 from $7.3 billion at December 31, 2024, principally as a result of $775 million of net income, $384 million of net unrealized appreciation on investments, net of tax, and $56 million of net foreign currency translation adjustments, partially offset by $10 million of net benefit plan obligation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 8.0% to $1.4 billion in 2025, compared to $1.3 billion in 2024. The increase was primarily the result of an increase of $40 million in limited partnership income, an increase of $35 million of income from fixed maturity investments, and an increase of $20 million from other alternative investments, partially offset by a decrease of $7 million in short-term investments and cash. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Fixed maturities	$1,053	$1,019	$822
Equity securities	4	3	3
Short-term investments and cash	91	98	74
Other invested assets
Limited partnerships	74	34	37
Dividends from preferred shares of affiliate	31	31	31
Other	124	104	59
Gross investment income before adjustments	1,378	1,289	1,027
Funds held interest income (expense)	6	7	3
Interest income from Parent	—	—	7
Gross investment income	1,384	1,297	1,038
Investment expenses	34	46	46
Net investment income	$1,351	$1,250	$993
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	2025	2024	2023
Annualized pre-tax yield on average cash and invested assets	4.8%	4.9%	4.5%
Annualized after-tax yield on average cash and invested assets	3.9%	3.9%	3.6%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Years Ended December 31,			2025/2024	2024/2023
(Dollars in millions)	2025	2024	2023	Variance	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$13	$76	$12	$(63)	$65
Losses	(53)	(57)	(204)	4	147
Total	(39)	19	(192)	(59)	212

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—
Losses	(1)	—	—	(1)	—
Total	—	—	—	—	—

Equity securities
Gains	—	2	8	(1)	(7)
Losses	—	(1)	—	1	(1)
Total	—	1	8	(1)	(7)

Other invested assets
Gains	—	1	—	(1)	1
Losses	—	—	—	—	—
Total	—	1	—	(1)	1

Short-term Investments:
Gains	—	—	1	—	—
Losses	—	—	—	—	—
Total	—	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	14	79	20	(65)	58
Losses	(54)	(58)	(204)	4	147
Total	(40)	21	(184)	(61)	205

Allowances for credit losses:	(30)	12	(1)	(42)	13

Gains (losses) from fair value adjustments:
Equity securities	(1)	1	(4)	(2)	6
Other invested assets	99	42	9	57	33
Total	98	43	5	55	39

Total net gains (losses) on investments	$28	$76	$(180)	$(48)	$256
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during 2025 primarily relate to net gains from fair value adjustments of $98 million, partially offset by $40 million of net realized losses from disposition of investments and an increase to the allowance for credit losses of $30 million.
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
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the Segment results presentation, we have separately presented the Company’s affiliated reinsurance arrangements with its affiliated Bermuda entities. See Note 16 of the Notes to the Consolidated Financial Statements for a discussion of reinsurance transactions with its affiliated Bermuda entities that are included in this segment presentation.
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
The following discusses the underwriting results for each of our segments for the periods indicated, excluding the impact of reinsurance with its affiliated Bermuda entities. In 2025, the impact of reinsurance with affiliated Bermuda entities was an underwriting loss of $392 million that was driven by ceded written premiums of $441 million, ceded earned premiums of $441 million and ceded incurred losses and LAE of $49 million. In 2024, the impact of reinsurance with affiliated Bermuda entities was an underwriting loss of $271 million which was driven by ceded written premiums of $468 million, ceded earned premiums of $468 million and ceded incurred losses and LAE of $199 million. See Note 7 of the Notes to the Consolidated Financial Statements for further details.

Reinsurance.
The following table presents the underwriting results and ratios for the Reinsurance segment for the periods indicated:

	Years Ended December 31,			2025/2024		2024/2023
(Dollars in millions)	2025	2024	2023	Variance	% Change	Variance	% Change
Gross written premiums	$7,952	$8,022	$7,181	$(69)	(0.9)%	$841	11.7%
Net written premiums	7,121	7,219	6,635	(97)	(1.3)%	584	8.8%

Premiums earned	$7,013	$6,882	$6,067	$131	1.9%	$815	13.4%
Incurred losses and LAE	4,307	4,157	3,271	149	3.6%	886	27.1%
Commission and brokerage	1,715	1,664	1,545	51	3.1%	119	7.7%
Other underwriting expenses	189	199	166	(10)	(5.1)%	33	20.0%
Underwriting gain (loss)	$803	$862	$1,085	$(59)	(6.8)%	$(223)	(20.6)%

					Point Chg		Point Chg
Loss ratio	61.4%	60.4%	53.9%		1.0		6.5
Commission and brokerage ratio	24.5%	24.2%	25.5%		0.3		(1.3)
Other underwriting expense ratio	2.7%	2.9%	2.7%		(0.2)		0.2
Combined ratio	88.6%	87.5%	82.1%		1.1		5.4
(Some amounts may not reconcile due to rounding.)
(NM - not meaningful)
Premiums. Gross written premiums decreased by 0.9%, remaining relatively consistent at $8.0 billion in 2025, compared to $8.0 billion in 2024. The slight decrease in gross written premiums was primarily due to North America casualty pro rata and casualty excess of loss lines of business, mostly offset by an increase in property catastrophe excess of loss line.
Net written premiums decreased by 1.3% to $7.1 billion in 2025 from $7.2 billion in 2024. The current year over prior year increase remained relatively consistent with the percentage increase in gross written premiums.
Premiums earned increased by 1.9% to $7.0 billion in 2025, compared to $6.9 billion in 2024. The change in premiums earned relative to net written premiums is primarily driven by increased property pro rata business written that was recorded over the prior quarters which are now being earned, partially offset by casualty pro rata lines. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Reinsurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$3,777	53.9%		$(114)	(1.6)%		$3,663	52.2%
Catastrophes	716	10.2%		(72)	(1.0)%		644	9.2%
Total segment	$4,493	64.1%		$(187)	(2.7)%		$4,307	61.4%

2024
Attritional	$3,609	52.4%		$87	1.3%		$3,696	53.7%
Catastrophes	583	8.5%		(122)	(1.8)%		462	6.7%
Total segment	$4,192	60.9%		$(35)	(0.5)%		$4,157	60.4%

2023
Attritional	$3,372	55.6%		$(410)	(6.8)%		$2,962	48.8%
Catastrophes	330	5.4%		(21)	(0.3)%		309	5.1%
Total segment	$3,702	61.0%		$(431)	(7.1)%		$3,271	53.9%

Variance 2025/2024
Attritional	$168	1.4	pts	$(201)	(2.9)	pts	$(33)	(1.5)	pts
Catastrophes	133	1.7	pts	49	0.7	pts	182	2.5	pts
Total segment	$301	3.2	pts	$(152)	(2.2)	pts	$149	1.0	pts

Variance 2024/2023
Attritional	$237	(3.1)	pts	$497	8.0	pts	$733	4.9	pts
Catastrophes	254	3.0	pts	(101)	(1.4)	pts	153	1.6	pts
Total segment	$490	(0.1)	pts	$396	6.6	pts	$886	6.5	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 3.6% to $4.3 billion in 2025, compared to $4.2 billion in 2024. The increase was primarily due to an increase of $168 million in current year attritional losses and an increase of $133 million in current year catastrophe losses, offset by a decrease in favorable development on prior year catastrophe losses of $49 million and overall favorable development on prior year attritional reserves of $201 million.
The increase in current year attritional losses was primarily related to the impact of the increase in premiums earned and reserve strengthening on the U.S. casualty business. The favorable development on prior year attritional reserves was mainly driven by favorable development booked on well-seasoned reserves in the property and mortgage lines, partially offset by aviation losses associated with the Russia/Ukraine war and casualty reserves.
The current year catastrophe losses of $716 million in 2025 related primarily to the 2025 Southern California wildfires ($453 million), Hurricane Melissa ($140 million), the 2025 Australian Storms ($47 million), Myanmar earthquake ($20 million), Typhoon Ragasa ($20 million) and the 2025 U.S. September floods ($14 million), with the remaining losses resulting from various storm events. The current year catastrophe losses of $583 million in 2024 related primarily to Hurricane Milton ($254 million), Hurricane Helene ($55 million), Hurricane Debby ($55 million), Hurricane Beryl ($54 million), Alberta floods ($45 million), the Brazil floods ($35 million), the Taiwan earthquake ($23 million), the Dubai floods ($20 million), the Baltimore bridge collapse ($20 million) and Jasper fires ($10 million), with the remaining losses resulting from various storm events. For 2025, the favorable development on prior year catastrophe losses of $72 million was mainly related to reserves released related to the 2022 Hurricane Ian and older well-seasoned CAT events.
Segment Expenses. Commission and brokerage increased overall but remained relatively consistent at $1.7 billion in 2025, compared to $1.7 billion in 2024. The increase was mainly due to the impact of the increase in premiums earned. Segment other underwriting expenses decreased to $189 million in 2025 from $199 million in 2024. The decrease was mainly due to expense management.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Years Ended December 31,			2025/2024		2024/2023
(Dollars in millions)	2025	2024	2023	Variance	% Change	Variance	% Change
Gross written premiums	$3,099	$3,417	$3,695	$(318)	(9.3)%	$(279)	(7.5)%
Net written premiums	2,299	2,413	2,810	(114)	(4.7)%	(397)	(14.1)%

Premiums earned	$2,413	$2,505	$2,701	$(92)	(3.7)%	$(197)	(7.3)%
Incurred losses and LAE	2,206	2,938	2,063	(733)	(24.9)%	875	42.4%
Commission and brokerage	272	254	281	19	7.5%	(28)	(9.9)%
Other underwriting expenses	399	383	381	16	4.2%	1	0.4%
Underwriting gain (loss)	$(464)	$(1,070)	$(24)	$606	(56.6)%	$(1,046)	NM

					Point Chg		Point Chg
Loss ratio	91.4%	117.3%	76.4%		(25.9)		40.9
Commission and brokerage ratio	11.3%	10.1%	10.4%		1.2		(0.3)
Other underwriting expense ratio	16.5%	15.3%	14.1%		1.3		1.2
Combined ratio	119.3%	142.7%	100.9%		(23.5)		41.8
(Some amounts may not reconcile due to rounding)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 9.3% to $3.1 billion in 2025, compared to $3.4 billion in 2024. The decrease in insurance premiums reflects portfolio actions taken on specialty casualty lines of business and workers’ compensation as well as the impact of the sale of renewal rights, partially offset by an increase in other specialty business and accident and health business.
Net written premiums decreased by 4.7% to $2.3 billion in 2025, compared to $2.4 billion in 2024. The decrease in net written premiums was mainly due to the reduction gross written premium partially offset by business mix and higher retentions in certain lines of business.
Premiums earned decreased by 3.7% to $2.4 billion in 2025, compared to $2.5 billion in 2024. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2025
Attritional	$1,749	72.5%		$431	17.9%		$2,181	90.4%
Catastrophes	28	1.2%		(3)	(0.1)%		25	1.0%
Total segment	$1,778	73.7%		$428	17.7%		$2,206	91.4%

2024
Attritional	$1,743	69.6%		$1,125	44.9%		$2,869	114.5%
Catastrophes	84	3.4%		(14)	(0.6)%		70	2.8%
Total segment	$1,827	72.9%		$1,111	44.4%		$2,938	117.3%

2023
Attritional	$1,732	64.1%		$316	11.7%		$2,048	75.8%
Catastrophes	16	0.6%		(1)	—%		15	0.6%
Total segment	$1,748	64.7%		$315	11.7%		$2,063	76.4%

Variance 2025/2024
Attritional	$6	2.9	pts	$(694)	(27.1)	pts	$(688)	(24.1)	pts
Catastrophes	(56)	(2.2)	pts	11	0.4	pts	(45)	(1.8)	pts
Total segment	$(49)	0.7	pts	$(683)	(26.6)	pts	$(733)	(25.9)	pts

Variance 2024/2023
Attritional	$12	5.5	pts	$809	33.2	pts	$821	38.7	pts
Catastrophes	68	2.8	pts	(13)	(0.5)	pts	55	2.2	pts
Total segment	$80	8.3	pts	$796	32.7	pts	$875	40.9	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 24.9% to $2.2 billion in 2025, compared to $2.9 billion in 2024. The decrease was mainly due to a decrease in unfavorable development on prior years attritional losses of $694 million and a decrease in current year catastrophe losses of $56 million, partially offset by a decrease in favorable development on prior years catastrophe losses of $11 million and an increase of $6 million in current year attritional losses.
The increase in current year attritional losses and the 2025 unfavorable development on prior years attritional losses of $431 million were both primarily due to reserve strengthening in U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines primarily on accident years 2022-2024.
The current year catastrophe losses of $28 million in 2025 related primarily to Hurricane Melissa ($13 million), the 2025 Southern California wildfires ($5 million), the 2025 U.S. September floods ($5 million) and the 2025 wind storms ($5 million). The $84 million of current year catastrophe losses in 2024 related primarily to Hurricane Milton ($42 million) and Hurricane Helene ($25 million), with the remaining losses resulting from various storm events. For 2025, the favorable development on prior year catastrophe losses of 3 million was related to multiple events from 2024 and prior.
Segment Expenses. Commission and brokerage increased to $272 million in 2025, compared to $254 million in 2024. The increase was mainly due to changes in the mix of business. Segment other underwriting expenses increased to $399 million in 2025, compared to $383 million in 2024. The increase in other underwriting expenses was mainly due to the impact of strategic actions in insurance operations.
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
The following table presents the underwriting results and ratios for the Other segment for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Gross written premiums	$90	$178	$241
Net written premiums	84	149	197

Premiums earned	$102	$172	$199
Incurred losses and LAE	248	533	232
Commission and brokerage	22	28	25
Other underwriting expenses	13	24	27
Underwriting gain (loss)	$(180)	$(413)	$(86)
(Some amounts may not reconcile due to rounding.)
Incurred Losses and LAE. Incurred losses and LAE decreased to $248 million in 2025, compared to $533 million in 2024. The decrease was mainly due to a decrease in unfavorable development on prior years’ attritional losses of $196 million. During 2025, the unfavorable development on prior year losses for the Company’s Other segment of $137 million was mainly related to unfavorable development on prior year attritional losses driven by U.S. casualty lines, primarily from our sports and leisure business.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at December 31, 2025 and December 31, 2024 was $8.5 billion and $7.3 billion, respectively. Management’s objective in managing capital is to ensure that the Company’s overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our main operating company, Everest Re, is regulated by the State of Delaware’s Department of Insurance. The regulatory body has its own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions.
The regulatory targeted capital and the actual statutory capital for Everest Re was as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2025	2024
Regulatory targeted capital	$5,119	$4,799
Actual capital	$8,856	$8,126
(1) Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
Our financial strength ratings, as determined by A.M. Best, S&P and Moody’s, are important, as they provide our customers and investors with an independent assessment of our financial strength using a rating scale that provides for relative comparisons. We continue to possess significant financial flexibility and access to debt markets as a result of our financial strength, as evidenced by the financial strength ratings assigned by independent rating agencies. See also ITEM 1, “Financial Strength Ratings”.
We maintain our own economic capital models to monitor and project our overall capital as well as the capital at our operating subsidiaries. A key input to the economic models is projected income, and this input is continually compared to actual results, which may require a change in the capital strategy.
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $1.5 billion and $2.5 billion for the years ended December 31, 2025 and 2024, respectively.

If disbursements for losses and LAE, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from reinsurance and insurance operations would be negative. The effect on cash flow from insurance operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities of both short-term investments and longer-term maturities are available to supplement other operating cash flows. We do not expect to supplement negative operations cash flows with investment dispositions.
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2025 and December 31, 2024, we held cash and short-term investments of $2.1 billion and $3.4 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at December 31, 2025, we had $612 million of fixed maturity securities - available for sale maturing within one year or less, $4.5 billion maturing within one to five years and $4.8 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At December 31, 2025, we had $15 million of net pre-tax unrealized appreciation related to fixed maturity - available for sale securities, comprised of $322 million of pre-tax unrealized depreciation and $337 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations. However, given catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made related to the catastrophes. However, as indicated above, the Company has access to ample liquidity to settle its catastrophe claims and also may receive payments under the catastrophe bond program.
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2025, Everest Re had statutory admitted assets of approximately $32.6 billion which provides borrowing capacity of up to approximately $3.3 billion. As of December 31, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. See Note 10 – Federal Home Loan Bank Membership to the Notes to the Consolidated Financial Statements for further details.
Exposure to Prior Year Development. We are required to maintain reserves to cover our ultimate liability of losses and LAE for both reported and unreported claims. These reserves are only estimates of what we believe the ultimate settlement and administration of claims will cost based on facts and circumstances known to us and actuarial and statistical analysis. Loss reserve estimates are reconsidered, as necessary, as experience develops and to reflect other changes in circumstances that may affect our estimate of ultimate loss, and this could potentially result in increases to our reserves. For the insurance and reinsurance businesses, ultimate losses may differ materially from our expectations at the time we underwrite the business. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed the estimates we make at any given time. Loss experience in our lines of business is very unpredictable and has been exacerbated by social inflation factors such as uncertain legal system outcomes, increased frequency of high-severity claims and third-party litigation funding. If our reserves are deficient in future periods, we may be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings, a reduction of capital and could result in adverse effects on our business, financial condition, results of operation or liquidity. We have entered into certain adverse development reinsurance agreements to reinsure against potential adverse loss development for accident years 2024 and prior arising out of North American insurance liabilities within our Insurance and Other segments subject to exclusions for certain liabilities, including among others those related to Asbestos & Environmental reserves.
Market Sensitive Instruments.
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
Our $29.1 billion investment portfolio, at December 31, 2025, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest Rate Risk. Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $6.5 billion of mortgage-backed securities in the $21.5 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.
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

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2025
(Dollars in millions)	-200	-100	0	100	200
Total Fair Value	$24,873	$24,044	$23,216	$22,387	$21,558
Fair Value Change from Base (%)	7.1%	3.6%	—%	(3.6)%	(7.1)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,309	$655	$—	$(655)	$(1,309)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2024
(Dollars in millions)	-200	-100	0	100	200
Total Fair Value	$22,026	$21,394	$20,761	$20,129	$19,497
Fair Value Change from Base (%)	6.1%	3.0%	—%	(3.0)%	(6.1)%
Change in Unrealized Appreciation
After-tax from Base ($)	$999	$500	$—	$(500)	$(999)
We had $21.3 billion and $19.3 billion of gross reserves for losses and LAE as of December 31, 2025 and December 31, 2024, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. The primary foreign currency exposures for these non-U.S. operations are the Singapore and Canadian Dollars. The Company and its non-U.S. branches may conduct business in local currency, as well as the currency of other countries with which they do business. Generally, we mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with GAAP, the impact on the fair value of available for sale fixed maturities due to changes in foreign currency exchange rates, in relation to functional currency, is reflected as part of other comprehensive income. Conversely, the impact of changes in foreign currency exchange rates, in relation to functional currency, on other assets and liabilities is reflected through net income as a component of other income (expense). In addition, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.
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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2025
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(502)	$(251)	$—	$251	$502

	Change in Foreign Exchange Rates in Percent
	At December 31, 2024
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(401)	$(201)	$—	$201	$401
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Sensitive Instruments” under ITEM 7.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements, Notes and Schedules on page F-1 are filed as part of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

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
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
Information for Item 11 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for Item 12 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for Item 13 is not required pursuant to General Instruction I(2) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal accountant fees incurred are as follows for the periods indicated:

(Dollars in millions)		2025	2024
(1)	Audit Fees	$2.6	$2.4
(2)	Audit-Related Fees	0.5	0.2
(3)	Tax Fees	—	0.4
(4)	All Other Fees	—	—
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
Under its Charter and the “Audit and Non-Audit Services Pre-Approval Policy” (the “Policy”), the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditors. The Policy mandates specific approval by the Audit Committee for any service that has not received a general pre-approval or that exceeds pre-approved cost levels or budgeted amounts. For both specific and general pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditors are best positioned to provide the most effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services. It may determine, for each fiscal year, the appropriate ratio between the total amount of audit, audit-related and tax fees and a total amount of fees for certain permissible non-audit services classified as “All

Other Fees”. All such factors are considered as a whole, and no one factor is determinative. The Audit Committee further considered whether the performance by the independent auditors of the non-audit related services disclosed is compatible with maintaining their independence. The Audit Committee approved all of the audit-related fees, tax fees and all other fees for 2025 and 2024.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

*10.6
Employment agreement between Everest Global Services, Inc., and Sanjoy Mukherjee, dated January 3, 2017, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on January 6, 2017

*10.7
Amendment of employment agreement between Everest Global Services, Inc. and Sanjoy Mukherjee, dated February 12, 2016, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on February 17, 2016

*10.8
Departure of Sanjoy Mukherjee, Executive Vice President, General Counsel and Secretary of Everest Group, Ltd. effective July 3, 2023, herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 4, 2023

*10.9
Employment agreement made effective as of June 12, 2023, between Everest Global Services, Inc. and Ricardo A. Anzaldua, filed herein by reference to Exhibit 10.45 to Everest Group,Ltd. Form 10-K filed on Form 8-K file on February 28, 2024

*10.10
Amendment to Employment Agreement between Everest Global Services, Inc., Everest Group, Ltd., Everest Reinsurance Holdings Inc. and Juan C. Andrade dated April 22, 2024, incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.11
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Mark Kociancic dated April 25, 2024, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.12
Amended and Restated Employment Agreement between Everest Global Services, Inc. and James Williamson dated April 26, 2024, incorporated herein by reference to Exhibit 10.3 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.13
Amended and Restated Employment Agreement between Everest National Insurance Company and Michael Karmilowicz dated March 24, 2024, incorporated herein by reference to Exhibit 10.4 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.14
Amended and Restated Employment Agreement between Everest Global Services, Inc. and Ricardo Anzaldua dated April 22, 2024, incorporated herein by reference to Exhibit 10.5 to Everest Group, Ltd. Form 10-Q filed on May 3, 2024

*10.15	Separation, Transition Services and General Release agreement between Everest Global Services, Inc. and Mark Kociancic, dated November 25, 2025

*10.16	Employment Agreement between Everest Global Services, Inc. and Elias Habayeb, dated October 22, 2025

*10.17	Employment Agreement between Everest Global Services, Inc. and Anthony Vidovich, dated September 25, 2025

*10.18	Employment Agreement Addendum between Everest Global Services, Inc. and Anthony Vidovich, dated November 11, 2025

*10.19	Employment Agreement between Everest Reinsurance Company and Jill Beggs, dated October 13, 2021

10.20
Adverse Development Reinsurance Agreement, dated as of October 26, 2025, by and between Everest Reinsurance Company, Everest Reinsurance (Bermuda) Ltd. and State National Insurance Company, Inc., incorporated herein by reference to Exhibit 10.1 to Everest Group, Ltd. Form 8-K filed on October 27, 2025

10.21
Adverse Development Reinsurance Agreement, dated as of October 26, 2025, by and between Everest Group, Ltd. Everest Reinsurance Company, Everest Reinsurance (Bermuda) Ltd. and MS Transverse Insurance Company, incorporated herein by reference to Exhibit 10.2 to Everest Group, Ltd. Form 8-K filed on October 27, 2025

10.22	ROW Master Transaction Agreement, dated as of October 26, 2025, by and between Everest Group, Ltd. and American International Group, Inc.

10.23	EU Master Transaction Agreement, dated as of October 26, 2025, by and between Everest Group, Ltd. and American International Group, Inc.

14.1	Ethics Guidelines and Index to Compliance Policies, incorporated herein by reference to Exhibit 14.1 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

23.1	Consent of KPMG LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of James Williamson, filed herewith

31.2	Section 302 Certification of Mark Kociancic, filed herewith

32.1	Section 906 Certification of James Williamson and Mark Kociancic, filed herewith

97.1	Everest Group, Ltd. Clawback Policy, incorporated herein by reference to Exhibit 97.1 to Everest Group, Ltd. Form 10-K filed on February 28, 2024

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2026.

EVEREST REINSURANCE HOLDINGS, INC.

By:	/S/ JAMES WILLIAMSON
JAMES WILLIAMSON (President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES WILLIAMSON	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2026
James Williamson

/S/ MARK KOCIANCIC	Executive Vice President and Chief Financial Officer and Director	March 31, 2026
Mark Kociancic

/S/ ROBERT J. FREILING	Senior Vice President and Chief Accounting Officer	March 31, 2026
Robert J. Freiling

EVEREST REINSURANCE HOLDINGS, INC.
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder
Everest Reinsurance Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Everest Reinsurance Holdings, Inc.: and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedules listed in the accompanying index appearing on Page F-1 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Estimate of the reserve for losses and loss adjustment expenses
As discussed in Notes 1G and 4 to the consolidated financial statements, the reserve for losses and loss adjustment expenses represents the Company’s best estimate of the ultimate liability for reported and unreported claims for both its insurance and reinsurance businesses. The Company uses a variety of statistical and actuarial techniques to develop estimates of ultimate losses and loss adjustment expenses by underwriting or accident year, sorted by exposure groupings. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios; (3) actuarial methodologies and assumptions; (4) current legal interpretations of coverage and liability; and (5) economic conditions. The Company’s reserve for losses and loss adjustment expenses as of December 31, 2025 was $21,336 million.

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
March 31, 2026
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Everest Reinsurance Holdings, Inc.
Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), of changes in stockholder’s equity and of cash flows of Everest Reinsurance Holdings, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing on page F-1 for the year ended December 31, 2023 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, par value per share)	2025	2024
ASSETS:
Fixed maturities - available for sale, at fair value	$20,978	$17,186
(amortized cost: 2025, $21,032; 2024, $17,685, credit allowances: 2025, $(68); 2024, $(36))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2025, $576; 2024, $759, net of credit allowances: 2025, $(6); 2024, $(8))	567	757
Equity securities, at fair value	108	110
Other invested assets	3,778	3,639
Other invested assets, at fair value	1,622	1,523
Short-term investments	1,670	2,819
Cash	398	616
Total investments and cash	29,122	26,650
Accrued investment income	278	248
Premiums receivable (net of credit allowances: 2025, $(49); 2024, $(35))	2,543	2,350
Reinsurance recoverables - unaffiliated (net of credit allowances: 2025, $(48); 2024, $(36))	4,001	2,481
Reinsurance recoverables - affiliated	602	1,302
Income tax asset, net	203	410
Funds held by reinsureds	372	336
Deferred acquisition costs	840	810
Prepaid reinsurance premiums	420	593
Other assets (net of credit allowances: 2025, $(17); 2024, $(9))	1,169	1,029
TOTAL ASSETS	$39,550	$36,209

LIABILITIES:
Reserve for losses and loss adjustment expenses	$21,336	$19,271
Unearned premium reserve	4,017	4,193
Funds held under reinsurance treaties	247	57
Amounts due to reinsurers	431	522
Losses in course of payment	156	127
Notes payable - affiliated	600	600
Senior notes	2,352	2,350
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	21	22
Unsettled securities payable	—	84
Other liabilities	653	450
TOTAL LIABILITIES	31,048	28,913

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2025 and 2024)	—	—
Additional paid-in capital	1,103	1,103
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $(6) at 2025 and $(107) at 2024	30	(400)
Retained earnings	7,368	6,593
Total stockholder's equity	8,501	7,296
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$39,550	$36,209
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions of U.S. dollars)	2025	2024	2023

REVENUES:
Premiums earned	$9,086	$9,090	$8,536
Net investment income	1,351	1,250	993
Total net gains (losses) on investments	28	76	(180)
Other income (expense)	(51)	64	(11)
Total revenues	10,415	10,481	9,337

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	6,711	7,430	5,578
Commission, brokerage, taxes and fees	2,009	1,946	1,851
Other underwriting expenses	601	606	574
Corporate expenses	31	19	18
Interest, fee and bond issue cost amortization expense	176	150	134
Total claims and expenses	9,528	10,152	8,156

INCOME (LOSS) BEFORE TAXES	887	329	1,181
Income tax expense (benefit)	112	108	210

NET INCOME (LOSS)	$775	$221	$972

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	329	(78)	374
Reclassification adjustment for realized losses (gains) included in net income (loss)	55	(25)	153
Total URA(D) of securities arising during the period	384	(103)	527

Foreign currency translation adjustments	56	(42)	17

Benefit plan actuarial net gain (loss) for the period	(9)	34	15
Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	(1)	(1)	2
Total benefit plan net gain (loss) for the period	(10)	33	17
Total other comprehensive income (loss), net of tax	430	(113)	561

COMPREHENSIVE INCOME (LOSS)	$1,205	$108	$1,533
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,
(In millions of U.S. dollars, except share amounts)	2025	2024	2023
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,102	$1,102
Share-based compensation plans	—	1	—
Balance, end of period	1,103	1,103	1,102

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(400)	(287)	(848)
Net increase (decrease) during the period	430	(113)	561
Balance, end of period	30	(400)	(287)

RETAINED EARNINGS:
Balance, beginning of period	6,593	6,372	5,400
Net income (loss)	775	221	972
Balance, end of period	7,368	6,593	6,372

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,501	$7,296	$7,187
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions of U.S. dollars)	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$775	$221	$972
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(170)	(124)	(519)
Decrease (increase) in funds held by reinsureds, net	157	(28)	9
Decrease (increase) in reinsurance recoverables	(836)	(466)	424
Decrease (increase) in income taxes	93	(267)	27
Decrease (increase) in prepaid reinsurance premiums	179	(112)	(25)
Increase (decrease) in reserve for losses and loss adjustment expenses	1,988	3,548	797
Increase (decrease) in unearned premiums	(196)	324	703
Increase (decrease) in amounts due to reinsurers	(101)	49	48
Increase (decrease) in losses in course of payment	26	(11)	61
Change in equity adjustments in limited partnerships	(171)	(121)	(83)
Distribution of limited partnership income	100	93	57
Change in other assets and liabilities, net	(240)	(520)	(274)
Non-cash compensation expense	41	50	39
Amortization of bond premium (accrual of bond discount)	(102)	(96)	(43)
Net (gains) losses on investments	(28)	(76)	180
Net cash provided by (used in) operating activities	1,514	2,465	2,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	3,155	2,662	1,206
Proceeds from fixed maturities sold - available for sale	341	2,207	2,546
Proceeds from fixed maturities matured/called/repaid - held to maturity	199	152	82
Proceeds from fixed maturities sold - held to maturity	10	—	—
Proceeds from equity securities sold	3	13	126
Distributions from other invested assets	218	280	127
Cost of fixed maturities acquired - available for sale	(6,727)	(6,283)	(6,518)
Cost of fixed maturities acquired - held to maturity	(7)	(49)	(112)
Cost of equity securities acquired	(2)	(11)	(14)
Cost of other invested assets acquired	(254)	(644)	(611)
Net change in short-term investments	1,211	(1,459)	(444)
Net change in unsettled securities transactions	(83)	(37)	172
Proceeds from repayment (cost of issuance) of notes receivable - affiliated	—	—	840
Proceeds from sale of renewal rights	170	—	—
Net cash provided by (used in) investing activities	(1,767)	(3,168)	(2,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	—	1	(38)
Net FHLB borrowings (repayments)	—	200	300
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	—	600	—
Net cash provided by (used in) financing activities	—	801	262

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34	(8)	10

Net increase (decrease) in cash	(219)	89	46
Cash, beginning of period	616	527	481
Cash, end of period	$398	$616	$527

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$25	$375	$182
Interest paid	176	147	130

NON-CASH TRANSACTIONS
Reclassification of specific investments from fixed maturity securities, available for sale at fair value
to fixed maturity securities, held to maturity at amortized cost net of credit allowances	$11	$21	$—
Non-cash securities transfer	$47	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
In October 2025, Group entered into definitive agreements to sell the renewal rights for certain lines of the commercial retail insurance business written by the Company to American International Group, Inc. See Note 6 of the Notes to these Consolidated Financial Statements for more information. Additionally, effective October 1, 2025, Everest Re and a Bermuda affiliate, Everest Reinsurance (Bermuda), Ltd. entered into adverse development reinsurance agreements with State National Insurance Company, Inc. and MS Transverse Insurance Company. See Note 4 of the Notes to these Consolidated Financial Statements for more information.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of the Company: Everest Reinsurance Company (“Everest Re”), Everest Global Services, Inc. (“Global Services”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Reinsurance Company - Escritório de Representação No Brasil Ltda. (“Everest Brazil”), Mt. Whitney Securities, Inc., Everest Denali Insurance Company (“Everest Denali”), Everest Premier Insurance Company (“Everest Premier”), Everest Specialty Underwriters Services, LLC, Everest International Assurance, Ltd. (“Everest Assurance”), EverSports & Entertainment Insurance, Inc. (“EverSports”), Salus Systems (“Salus”) and Mt. McKinley Managers, L.L.C. All intercompany accounts and transactions have been eliminated. All amounts are reported in United States (“U.S.”) dollars.
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
Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2025 presentation.
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
Fixed maturity securities designated as held to maturity consist of debt securities for which the Company has both the positive intent and ability to hold to maturity or redemption and are reported at amortized cost, net of the current expected credit loss allowance. Interest income for fixed maturity securities held to maturity is determined in the same manner as interest income for fixed maturity securities available for sale. The Company evaluates fixed maturity securities classified as held to maturity for current expected credit losses utilizing risk characteristics of each security, including credit rating, remaining time to maturity, adjusted for prepayment considerations, and subordination level, and applying default and recovery rates, which include the incorporation of historical credit loss experience and macroeconomic forecasts, to develop an estimate of current expected credit losses. The majority of these fixed maturities classified as held to maturity are of a high credit quality and are rated investment grade as of December 31, 2025.
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

Other invested assets, at fair value, are comprised of convertible preferred stock of Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), an affiliated entity. The fair values of the Preferred Holdings convertible preferred stock at December 31, 2025 and December 31, 2024 were determined using a pricing model.
Cash includes cash on hand. Restricted cash is included within cash in the consolidated balance sheets and represents amounts held for the benefit of third parties that is legally or contractually restricted as to its withdrawal or usage. Amounts include cash in trust funds set up for the benefit of ceding companies.
C.Reinsurance
The Company assumes reinsurance from other insurers. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies or pools have underwritten. The Company also cedes insurance to affiliated and unaffiliated insurers in order to limit its maximum losses and to diversify its exposures and provide statutory surplus relief. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company.
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e., risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as deposit transactions. The Company did not hold any contract that did not pass risk transfer as of December 31, 2025 or 2024.
Premiums, commissions, losses and loss adjustment expenses reflect the net effects of ceded and assumed prospective reinsurance transactions. Prepaid reinsurance premium represents the portion of premium ceded to reinsurers applicable to the unexpired terms of the reinsurance contract. The Company’s estimate of losses and LAE reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. Refer to Reserve for Losses and LAE accounting policy below.
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Refer to Allowance for Premium Receivable and Reinsurance Recoverables accounting policy below. Reinsurance recoverables include an estimate of the amount of gross losses and LAE reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported (“IBNR”) unpaid losses. In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances. The Company estimates its ceded reinsurance receivable based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how IBNR losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and LAE.
Retroactive reinsurance agreements are reinsurance agreements under which a reinsurer agrees to reimburse the Company as a result of loss development related to past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses to be recovered. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately in incurred losses and loss adjustment expenses in the Company’s consolidated statement of operations. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred liability due to change in the estimated losses to be recovered. The amounts are recalculated each period based on loss payments and updated loss reserves estimates.
D.Premium Revenues.
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
E.Allowance for Premium Receivable and Reinsurance Recoverables.
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
The allowance for uncollectible reinsurance recoverable reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance recoverable includes an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance recoverable or charge off reinsurer balances that are determined to be uncollectible. Reinsurance recoverable balances are considered past due when amounts that have been billed are not collected within contractually stipulated time periods.
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
F.Deferred Acquisition Costs.
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
G.Reserve for Losses and LAE.
The reserve for losses and LAE is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE IBNR based on past experience. Provisions are also included for certain potential liabilities, including those relating to asbestos and environmental (“A&E”) exposures, catastrophe exposures and other exposures, for which liabilities cannot be estimated using traditional reserving techniques. See also Note 4 of the Notes to these Consolidated Financial Statements. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability.  Loss and LAE reserves are presented gross of reinsurance recoverable and incurred losses and LAE are presented net of reinsurance.
Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in estimates for such arrangements are recorded as commission expense. Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.
H.Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers. Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2025 were secured either through collateralized trust arrangements, rights of offset or letters of credit, thereby limiting the credit risk to the Company.
I.Income Taxes.
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
J.Foreign Currency.
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

K.Segmentation.
The Company, through its subsidiaries, conducts business through two reportable segments: Reinsurance and Insurance. During the fourth quarter of 2024, the Company revised the classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new operating segment called "Other". The Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. These segment presentation changes have been reflected retrospectively. See also Note 7 of the Notes to these Consolidated Financial Statements.
L.Recent Accounting Pronouncements.
Adoption of New Accounting Standards
Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update No. 2023-09, which requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company adopted and prospectively applied the accounting standard effective year end 2025.
The Company did not adopt any other new accounting standards that had a material impact in 2025.
Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2025 by the FASB on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2025. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact to Holdings.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued Accounting Standard Update No. 2024-03, which requires additional disclosure about specific expense categories included in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

2.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$292	$—	$—	$(5)	$287
Obligations of U.S. states and political subdivisions	45	—	—	(4)	41
Corporate securities	6,315	(54)	138	(98)	6,301
Asset-backed securities	4,571	(14)	12	(15)	4,554
Mortgage-backed securities
Agency commercial	404	—	9	(2)	412
Non-agency commercial	739	—	1	(22)	718
Agency residential	3,794	—	67	(95)	3,766
Non-agency residential	1,557	—	31	(1)	1,587
Foreign government securities	1,041	—	18	(29)	1,030
Foreign corporate securities	2,274	—	60	(50)	2,284
Total fixed maturity securities - available for sale	$21,032	$(68)	$337	$(322)	$20,978
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$266	$—	$—	$(11)	$255
Obligations of U.S. states and political subdivisions	75	—	—	(5)	70
Corporate securities	4,156	(35)	37	(160)	3,997
Asset-backed securities	5,321	—	24	(35)	5,311
Mortgage-backed securities
Non-agency commercial	479	—	—	(38)	441
Agency residential	3,306	—	10	(166)	3,151
Non-agency residential	1,164	—	9	(11)	1,161
Foreign government securities	1,013	—	8	(52)	970
Foreign corporate securities	1,905	—	17	(91)	1,831
Total fixed maturity securities - available for sale	$17,685	$(36)	$106	$(569)	$17,186
(Some amounts may not reconcile due to rounding.)
The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$166	$(2)	$7	$(1)	$169
Asset-backed securities	328	(3)	5	(8)	322
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$573	$(6)	$18	$(9)	$576
(Some amounts may not reconcile due to rounding.)

	At December 31, 2024
(Dollars in millions)	Amortized Cost	Allowances for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$177	$(2)	$5	$(4)	$175
Asset-backed securities	484	(4)	5	(8)	477
Mortgage-backed securities
Commercial	21	—	—	—	21
Foreign corporate securities	84	(1)	4	—	86
Total fixed maturity securities - held to maturity	$765	$(8)	$14	$(12)	$759
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$638	$612	$383	$369
Due after one year through five years	4,516	4,500	3,262	3,145
Due after five years through ten years	3,696	3,741	2,506	2,406
Due after ten years	1,117	1,088	1,264	1,202
Asset-backed securities	4,571	4,554	5,321	5,311
Mortgage-backed securities
Agency commercial	404	412	—	—
Non-agency commercial	739	718	479	441
Agency residential	3,794	3,766	3,306	3,151
Non-agency residential	1,557	1,587	1,164	1,161
Total fixed maturity securities - available for sale	$21,032	$20,978	$17,685	$17,186
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2025		At December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – held to maturity
Due in one year or less	$25	$25	$7	$7
Due after one year through five years	68	69	67	67
Due after five years through ten years	4	4	37	35
Due after ten years	148	155	150	152
Asset-backed securities	328	322	484	477
Mortgage-backed securities
Commercial	—	—	21	21
Total fixed maturity securities - held to maturity	$573	$576	$765	$759
(Some amounts may not reconcile due to rounding.)
During 2022, the Company re-designated a portion of its fixed maturity securities from its fixed maturity - available for sale portfolio to its fixed maturity - held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of December 31, 2025, $27 million of unrealized loss from the date of the re-designation remained in accumulated other comprehensive income on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.
The changes in net URA(D) for the Company’s investments are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$485	$(131)
Change in URA(D), pre-tax	485	(131)
Deferred tax benefit (expense)	(100)	28
Change in URA(D), net of deferred taxes, included in stockholder's equity	$384	$(103)
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2025 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	90	(1)	184	(4)	274	(5)
Obligations of U.S. states and political subdivisions	2	—	33	(4)	35	(4)
Corporate securities	625	(12)	1,096	(82)	1,721	(94)
Asset-backed securities	764	(5)	366	(10)	1,130	(15)
Mortgage-backed securities
Agency commercial	43	(1)	17	(1)	60	(2)
Non-agency commercial	256	(3)	338	(19)	594	(22)
Agency residential	194	(1)	913	(94)	1,107	(95)
Non-agency residential	74	—	86	—	160	(1)
Foreign government securities	124	(1)	338	(28)	462	(29)
Foreign corporate securities	325	(5)	580	(46)	905	(50)
Total	$2,497	$(30)	$3,950	$(288)	$6,447	$(318)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$2,521	$(32)	$3,964	$(290)	$6,484	$(322)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2025 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$55	$(1)	$338	$(9)	$393	$(10)
Due in one year through five years	634	(9)	1,012	(70)	1,646	(80)
Due in five years through ten years	413	(8)	426	(43)	839	(52)
Due after ten years	65	(1)	455	(41)	519	(42)
Asset-backed securities	764	(5)	366	(10)	1,130	(15)
Mortgage-backed securities	567	(6)	1,353	(114)	1,920	(119)
Total	$2,497	$(30)	$3,950	$(288)	$6,447	$(318)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$2,521	$(32)	$3,964	$(290)	$6,484	$(322)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2025 were $6.5 billion and $322 million, respectively. The fair value of securities for the single issuer (the Australian government) whose securities comprised the largest unrealized loss position at December 31, 2025, amounted to less than 0.2% of the overall fair value of the Company’s fixed maturity securities available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at December 31, 2025 comprised less than 0.4% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $32 million of unrealized losses related to fixed maturity securities available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and non-agency commercial mortgage-backed securities. Of these unrealized losses, $29 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $290 million of unrealized losses related to fixed maturity securities available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, non-agency commercial mortgage-backed securities, agency residential mortgage-backed securities and asset-backed securities. Of these unrealized losses, $283 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of December 31, 2025, the unrealized losses are due to changes in interest rates and non-issuer specific credit spreads and are not credit related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2024 were $9.7 billion and $569 million, respectively. The fair value of securities for the single issuer (the U.S. government) whose securities comprised the largest unrealized loss position at December 31, 2024, did not exceed 1.1% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss at December 31, 2024 comprised less than 0.5% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $172 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of agency residential mortgage-backed securities, domestic and foreign corporate securities, foreign government securities, asset-backed securities and non-agency residential mortgage-backed securities. Of these unrealized losses, $167 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $397 million of unrealized losses related to fixed maturity securities -available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, commercial mortgage-backed securities, agency residential mortgage-backed securities, asset-backed securities as well as U.S. government securities and obligations. Of these unrealized losses, $377 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Fixed maturities	$1,053	$1,019	$822
Equity securities	4	3	3
Short-term investments and cash	91	98	74
Other invested assets
Limited partnerships	74	34	37
Dividends from preferred shares of affiliate	31	31	31
Other	124	104	59
Gross investment income before adjustments	1,378	1,289	1,027
Funds held interest income (expense)	6	7	3
Interest income from Parent	—	—	7
Gross investment income	1,384	1,297	1,038
Investment expenses	34	46	46
Net investment income	$1,351	$1,250	$993
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
The Company had contractual commitments to invest up to an additional $1.8 billion in limited partnerships and private placement loan securities at December 31, 2025, which includes $690 million specific to limited partnerships as noted below. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2035.
The Company is the beneficiary of COLI policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.9 billion and $1.7 billion as of December 31, 2025 and December 31, 2024, respectively.
Other invested assets, at fair value, as of December 31, 2025 and December 31, 2024, were comprised of preferred shares held in Preferred Holdings, a wholly-owned subsidiary of Group. See Note 16 of the Notes to these Consolidated Financial Statements.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities, but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of December 31, 2025 and 2024, the Company did not hold any investments for which it is the primary beneficiary.

The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary, as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2025 and 2024 is limited to the total carrying value of $1.9 billion, which are included in general and limited partnerships.
As of December 31, 2025, the Company has outstanding commitments totaling $690 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Fixed maturity securities:
Allowances for credit losses	$(30)	$12	$(1)
Net realized gains (losses) from dispositions	(40)	19	(192)
Gains (losses) from fair value adjustments	—	—	—
Equity securities:
Net realized gains (losses) from dispositions	—	1	8
Gains (losses) from fair value adjustments	(1)	1	(4)
Other invested assets	—	1	—
Other invested assets, fair value:
Gains (losses) from fair value adjustments	99	42	9
Short-term investment gains (losses)	—	—	—
Total net gains (losses) on investments	$28	$76	$(180)
(Some amounts may not reconcile due to rounding.)
The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2025
	Corporate Securities	Asset-Backed Securities	Total
(Dollars in millions)
Balance, beginning of period	$(35)	$—	$(36)
Credit losses on securities where credit losses were not previously recorded	(28)	(14)	(42)
Increases in allowance on previously impaired securities	(16)	—	(16)
Decreases in allowance on previously impaired securities	—	—	—
Reduction in allowance due to disposals	25	—	26
Balance, end of period	$(54)	$(14)	$(68)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses - Fixed Maturities - Available for Sale
	Twelve Months Ended December 31, 2024
	Corporate Securities	Asset-Backed Securities	Total
(Dollars in millions)
Balance, beginning of period	$(47)	$—	$(48)
Credit losses on securities where credit losses were not previously recorded	(9)	—	(9)
Increases in allowance on previously impaired securities	—	—	—
Decreases in allowance on previously impaired securities	—	—	—
Reduction in allowance due to disposals	20	—	21
Balance, end of period	$(35)	$—	$(36)
(Some amounts may not reconcile due to rounding.)
The allowance for credit losses for fixed maturities - held to maturity was not significant as of December 31, 2025 and December 31, 2024.
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturities securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Proceeds from sales of fixed maturity securities - available for sale	$341	$2,207	$2,546
Gross gains from dispositions	13	76	12
Gross losses from dispositions	(53)	(57)	(204)

Proceeds from sales of fixed maturity securities - held to maturity	$10	$—	$—
Gross gains from sales	—	—	—
Gross losses from sales	(1)	—	—

Proceeds from sales of equity securities	$3	$13	$126
Gross gains from dispositions	—	2	8
Gross losses from dispositions	—	(1)	—
During the year ended December 31, 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities.
Securities with a carrying value amount of $1.4 billion at December 31, 2025, were on deposit with or regulated by various state or governmental insurance departments in compliance with insurance laws. See Note 11 of the Notes to these Consolidated Financial Statements.
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
At December 31, 2025 and 2024, $2.5 billion and $2.2 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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
Other invested assets, at fair value, were categorized as Level 3 at December 31, 2025 and 2024, because the balance was comprised of a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10-year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	287	—	287	—
Obligations of U.S. states and political subdivisions	41	—	41	—
Corporate securities	6,301	—	5,931	370
Asset-backed securities	4,554	—	2,463	2,091
Mortgage-backed securities
Agency commercial	412	—	412	—
Non-agency commercial	718	—	718	—
Agency residential	3,766	—	3,766	—
Non-agency residential	1,587	—	1,587	—
Foreign government securities	1,030	—	1,030	—
Foreign corporate securities	2,284	—	2,270	14
Total fixed maturities - available for sale	20,978	—	18,504	2,474

Equity securities, fair value	108	88	20	—
Other invested assets, fair value	1,622	—	—	1,622
(Some amounts may not reconcile due to rounding.)

		Fair Value Measurement Using:
(Dollars in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	255	—	255	—
Obligations of U.S. states and political subdivisions	70	—	70	—
Corporate securities	3,997	—	3,479	518
Asset-backed securities	5,311	—	3,654	1,657
Mortgage-backed securities
Commercial	441	—	441	—
Agency residential	3,151	—	3,151	—
Non-agency residential	1,161	—	1,161	—
Foreign government securities	970	—	970	—
Foreign corporate securities	1,831	—	1,817	14
Total fixed maturities - available for sale	17,186	—	14,997	2,189

Equity securities, fair value	110	79	26	5
Other invested assets, fair value	1,523	—	—	1,523
(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	December 31, 2025				December 31, 2024
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance fixed maturities	$518	$1,657	$14	$2,189	$672	$1,305	$16	$1,993
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(38)	(13)	—	(52)	(1)	—	1	—
Included in other comprehensive income (loss)	(7)	8	—	1	1	12	—	13
Purchases, issuances and settlements	(103)	440	—	336	(154)	339	(2)	183
Transfers in/(out) of Level 3 and reclassification
of securities in/(out) of investment categories	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance	$370	$2,091	$14	$2,474	$518	$1,657	$14	$2,189

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains
or losses relating to assets still held
at the reporting date	$(16)	$(14)	$—	$(29)	$(3)	$—	$—	$(3)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 during 2025 or 2024.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 2, 8 and 9 of the Notes to these Consolidated Financial Statements, respectively. Fair values of long-term notes receivable from affiliates can be found within Note 16 to these Consolidated Financial Statements. Short-term investments are stated at cost, which approximates fair value. See Note 1 of the Notes to these Consolidated Financial Statements.
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited/general partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investments in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. See Note 1 of the Notes to these Consolidated Financial Statements for details of investments in COLI policies.
In addition, $233 million and $239 million of investments within other invested assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

4.RESERVE FOR LOSSES AND LAE
Reserve for losses and LAE.
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024	2023
Gross reserves beginning of period	$19,271	$15,796	$14,977
Less reinsurance recoverables on unpaid losses	(3,391)	(3,182)	(3,684)
Net reserves beginning of period	15,880	12,614	11,294

Incurred related to:
Current year	6,381	6,219	5,599
Prior years, excluding impact from retroactive reinsurance	286	1,211	(21)
Prior years, impact from retroactive reinsurance (1)	44	—	—
Total incurred losses and LAE	6,711	7,430	5,578

Paid related to:
Current year	1,116	1,006	1,169
Prior years	3,614	3,060	3,128
Total paid losses and LAE	4,730	4,067	4,298

Foreign exchange/translation adjustment	149	(97)	40
Retroactive reinsurance adjustment (1)	(44)	—	—

Net reserves end of period	17,966	15,880	12,614
Plus reinsurance recoverables on unpaid losses (2)	3,369	3,391	3,182
Gross reserves end of period	$21,336	$19,271	$15,796
(Some amounts may not reconcile due to rounding.)
(1) The consideration paid exceeds the ceded loss reserves at the inception of the Agreement ($1,003 million), and as a result, the Company recognized an immediate pre-tax loss of $44 million in earnings, in accordance with retroactive reinsurance accounting guidance. The Company recognized the loss by writing off the reinsurance recoverable of $44 million, which represents excess compensation for the uncertainty of future claims development, and is not being measured in our best estimate of loss reserves.
(2) This excludes the unpaid recoverable of the adverse development cover of $1,003 million as of December 31, 2025.
Current year incurred losses were $6.7 billion, $7.4 billion and $5.6 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in current year incurred losses in 2025 compared to 2024 primarily related to an increase of $76 million in current year attritional losses, resulting from the impact of the strengthening of U.S. casualty reserves and changes in the mix of business, as well as an increase of $86 million in current year catastrophe losses.
The increase in current year incurred losses from 2023 to 2024 primarily related to an increase of $297 million in current year attritional losses resulting from the impact of the increase in premiums earned and changes in the mix of business, as well as an increase of $323 million in current year catastrophe losses.
Incurred prior years unfavorable development in losses was $330 million and $1.2 billion in 2025 and 2024, respectively, and incurred prior years favorable development in losses was $21 million in 2023. The unfavorable development on prior year reserves of $330 million in 2025 was primarily due to the strengthening of U.S. casualty reserves, as well as aviation losses associated with the Russia/Ukraine war within the Reinsurance segment, partially offset by the release of well-seasoned reserves in the property and mortgage lines within the Reinsurance segment. The reserve strengthening for prior year loss development was driven by elevated loss experience in excess casualty and U.S. liability lines primarily for accident years 2022-2024. These prior year reserve movements were partially offset by $50 million of losses ceded to Bermuda affiliates.
In 2025, the United Kingdom’s High Court concluded that the confiscation of certain aircraft was covered under the war provision within certain reinsurance contracts. As a result of the court’s decision, the Company increased its net ultimate loss reserve for contracts that were exposed to the war in Russia/Ukraine. This increase in ultimate loss is reflected in the prior year incurred loss line in the table above.

The net unfavorable development on prior year reserves of $1.2 billion in 2024 is comprised of $1.1 billion of unfavorable development on prior years attritional losses for insurance lines, mainly driven by a combination of social inflation and portfolio concentrations in certain U.S. casualty lines, $87 million of net unfavorable development on prior years attritional losses for reinsurance lines due to prior year U.S. casualty reserves strengthening of $626 million, partially offset by favorable development of $545 million on well-seasoned reserves in property and mortgage lines and $333 million of unfavorable development on prior years attritional losses for Other segment, which is offset by $199 million of prior years attritional losses ceded to affiliated Bermuda entities.
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
The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. Each of the Company’s financial reporting segments has been disaggregated into casualty and property business. The casualty and property segregation results in groups that have homogeneous loss development characteristics and are large enough to represent credible trends. Generally, casualty claims take longer to be reported and settled, resulting in longer payout patterns and increased volatility. Property claims on the other hand, tend to be reported and settled quicker and therefore tend to exhibit less volatility. The property business is more exposed to catastrophe losses, which can result in year over year fluctuations in incurred claims depending on the frequency and severity of catastrophes claims in any one accident year.
The information about incurred and paid claims development for the years ended December 31, 2016 to December 31, 2024 is presented as supplementary information.
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

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows:

At December 31,
2025
(Dollars in millions)
Net outstanding liabilities
Reinsurance Casualty	$6,429
Reinsurance Property	5,047
Insurance Casualty	5,328
Insurance Property	429
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance (1)	17,233

Reinsurance recoverable on unpaid claims
Reinsurance Casualty	134
Reinsurance Property	570
Insurance Casualty	1,783
Insurance Property	300
Total reinsurance recoverable on unpaid claims (1), (3)	2,788

Unallocated claims adjustment expenses	248
Other (2)	1,067
1,315

Total gross liability for unpaid claims and claim adjustment expense	$21,336
(Some amounts may not reconcile due to rounding.)
(1) Amounts disclosed are for reinsurance and insurance reportable segments.
(2) The other amount is primarily comprised of the Other segment, which includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses.
(3) This amount excludes the unpaid recoverable of the adverse development reinsurance agreements of $1,003 million as of December 31, 2025.
Adverse Development Reinsurance Agreements
Effective October 1, 2025, Everest Re and a Bermuda affiliate, Everest Reinsurance (Bermuda), Ltd. (collectively, the “Ceding Companies”) (1) entered into an adverse development reinsurance agreement (the “State National Reinsurance Agreement”) with State National Insurance Company, Inc. (“State National Reinsurer”) and (2) entered into an adverse development reinsurance agreement (the “MS Transverse Reinsurance Agreement”) with MS Transverse Insurance Company (“MS Transverse Reinsurer”) (collectively the “Reinsurers”). The Reinsurance Agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital.
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the Ceding Companies’ North American liabilities within the Insurance and Other segments (“Subject Business”), subject to exclusions for certain liabilities, including among others those related to the Asbestos and Environmental reserves included in the Other segment. The carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.4 billion as of September 30, 2025 and $5.0 billion as of December 31, 2025, respectively.
Under the State National Reinsurance Agreement, Group paid a reinsurance premium of $1.3 billion to State National Reinsurer, of which $1.0 billion was attributable to the Company, to assume $1.3 billion of carried reserves as of September 30, 2025, of which $1.0 billion was attributable to the Company, and potential subsequent adverse development for net paid losses on an approximately 85.7 percent coinsurance basis up to an aggregate limit of $600 million above Group’s net carried reserves for the Subject Business.

Under the State National Reinsurance Agreement $250 million of the reinsurance premium was placed into a funds withheld collateral trust account as security for State National Reinsurer’s claim payment obligations to Group. Of the total funds withheld, $201 million was recognized by the Company.
Under the MS Transverse Reinsurance Agreement, Group paid a reinsurance premium of $122 million to MS Transverse Reinsurer, of which $44 million was attributable to the Company, to assume potential subsequent adverse development for net paid losses on an 80 percent coinsurance basis up to an aggregate limit of $400 million. The $122 million payment to MS Transverse Reinsurer exceeds the retroactive reinsured liabilities and represents excess compensation for the uncertainty of future claims development, and as a result Group recognized an immediate pre-tax loss of $122 million in Incurred losses and loss adjustment expenses in the Company’s consolidated statement of operations, of which $44 million was recognized by the Company. Mitsui Sumitomo Insurance Company Limited, the parent of MS Transverse Reinsurer, has provided a parental guarantee to secure its obligations under the agreement.
The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.
As of December 31, 2025, Group had a deferred gain of $3 million, of which $2.7 million was recognized by the Company. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer were $1,253 million, of which $1,003 million were attributable to the Company. The aggregated unexpired limit for the adverse development reinsurance agreements was $597 million and $400 million for State National Reinsurer and MS Transverse Reinsurer, respectively.
Prior Year Development
The following table presents net prior year development before the adverse development cover reinsurance agreements (“ADC”) cessions for the year ended December 31, 2025:

(Dollars in millions)	Prior Year Development Net of External Reinsurance Before ADC Cessions (1)
Reinsurance - Casualty Business	$134
Reinsurance - Property Business	(319)
Insurance - Casualty Business	430
Insurance - Property Business	(59)
Subtotal, adjusted pre-tax basis	$187
(1) Excluding the impact of:
- Our Other segment which has $99 million of prior year development before the ADC cessions.
-$44 million of excess compensation for the uncertainty of future claims development of which $38 million is from our Insurance segment and $6 million from our Other segment.

The following tables present the ultimate loss and allocated LAE and the paid loss and allocated LAE, net of reinsurance for casualty and property, as well as the average annual percentage payout of incurred claims by age, net of reinsurance for each of our disclosed lines of business. For the Reinsurance segment, the Company assesses the adequacy of its reserves on an underwriting year basis as opposed to accident year basis. Using underwriting year data for internal analysis of Reinsurance reserves is consistent with industry practice among reinsurers. With proportional reinsurance contracts, the Company is advised of losses on an aggregate basis (no details on individual losses) regarding a specific underwriting year. As such, the Company uses a methodology to allocate its Reinsurance reserves from an underwriting year basis into an accident year basis presentation. This may result in some distortion within specific accident years.

Reinsurance - Casualty Business

											At December 31, 2025
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$511	$532	$532	$532	$532	$532	$532	$532	$548	$575	11	N/A
2017		535	540	540	540	540	540	540	585	621	9	N/A
2018			889	874	920	942	994	1,104	1,094	1,086	97	N/A
2019				1,131	1,179	1,179	1,195	1,230	1,239	1,235	133	N/A
2020					1,172	1,144	1,112	1,103	1,117	1,122	137	N/A
2021						1,367	1,360	1,318	1,407	1,372	367	N/A
2022							1,488	1,447	1,529	1,553	637	N/A
2023								1,548	1,784	1,839	1,001	N/A
2024									1,441	1,475	1,057	N/A
2025										1,438	1,212	N/A
										$12,317
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$45	$109	$203	$285	$344	$386	$413	$452	$475	$508
2017		52	145	234	309	385	451	509	549	595
2018			158	201	334	475	556	579	776	833
2019				188	299	418	518	573	804	905
2020					159	255	356	477	676	818
2021						171	233	380	556	758
2022							130	249	402	639
2023								164	294	525
2024									160	290
2025										164
										$6,035
All outstanding liabilities prior to 2016, net of reinsurance										146
Liabilities for claims and claim adjustment expenses, net of reinsurance										$6,429
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	11.3%	7.8%	11.4%	12.3%	11.2%	10.9%	10.9%	6.0%	5.8%	5.7%

Reinsurance - Property Business

											At December 31, 2025
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$1,507	$1,355	$1,355	$1,351	$1,350	$1,351	$1,350	$1,351	$1,349	$1,327	4	N/A
2017		2,411	2,996	3,164	3,258	3,311	3,349	3,352	3,325	3,270	4	N/A
2018			2,256	2,145	2,135	2,083	2,053	2,005	2,045	2,060	3	N/A
2019				1,777	1,782	1,709	1,604	1,582	1,626	1,698	9	N/A
2020					1,883	1,927	1,867	1,846	1,846	1,857	10	N/A
2021						2,171	2,157	2,099	2,018	2,079	8	N/A
2022							2,578	2,266	2,131	2,151	214	N/A
2023								1,996	1,669	1,525	227	N/A
2024									2,734	2,455	724	N/A
2025										3,754	1,623	N/A
										$22,178
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$443	$890	$1,115	$1,196	$1,234	$1,233	$1,231	$1,245	$1,302	$1,308
2017		785	1,999	2,473	2,752	2,929	2,945	3,011	3,233	3,228
2018			478	1,384	1,715	1,847	1,905	1,951	2,035	2,048
2019				688	1,086	1,333	1,459	1,558	1,660	1,692
2020					524	1,133	1,441	1,624	1,773	1,806
2021						633	1,293	1,664	1,961	2,074
2022							563	1,236	1,665	1,735
2023								540	995	1,118
2024									679	1,061
2025										1,064
										$17,134
All outstanding liabilities prior to 2016, net of reinsurance										4
Liabilities for claims and claim adjustment expenses, net of reinsurance										$5,047
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	28.8%	31.2%	15.7%	8.1%	5.2%	1.9%	2.2%	3.7%	1.1%	0.4%

Insurance - Casualty Business

												At December 31, 2025
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										2025 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2025 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$480	$466	$508	$511	$438	$420	$431	$439	$446	$452	$6	11	29,138	$7	$3	$445	$9
2017		501	506	497	511	481	482	498	494	503	9	19	32,685	9	4	$494	$15
2018			571	557	570	569	586	647	670	680	10	23	32,480	13	5	$667	$18
2019				717	667	677	679	812	937	932	(6)	73	35,693	29	15	$902	$58
2020					817	859	824	834	949	928	(20)	130	37,909	42	25	$886	$104
2021						1,017	975	976	1,197	1,192	(6)	249	42,764	81	51	$1,110	$198
2022							983	1,033	1,411	1,553	142	512	45,974	152	104	$1,401	$408
2023								1,160	1,497	1,684	187	751	44,993	219	152	$1,465	$598
2024									1,437	1,545	107	1,005	41,806	258	205	$1,287	$800
2025										1,276	—	1,110	29,801	—	—	1,276	$1,110
										$10,745	$430	$3,882		$812	$565	$9,934	$3,318
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(5,518)				—		—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2016, net of reinsurance										101	—	26		25	6	76	21
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,328	$430	3,909		$837	$570	$10,010	$3,339
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$53	$144	$244	$295	$338	$371	$387	$403	$414	$420
2017		48	158	246	315	365	404	424	454	460
2018			58	185	267	365	467	541	588	622
2019				68	208	343	443	576	733	793
2020					61	218	330	469	579	716
2021						102	233	404	619	796
2022							73	252	529	788
2023								85	279	586
2024									67	276
2025										60
										$5,518
All outstanding liabilities prior to 2016, net of reinsurance										101
Liabilities for claims and claim adjustment expenses, net of reinsurance										$5,328
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Casualty	6.3%	14.1%	16.1%	14.9%	13.2%	12.6%	5.6%	4.9%	1.8%	1.2%

Insurance - Property Business

												At December 31, 2025
	Ultimate Incurred Loss and Allocated Loss Adjustment Expenses, Net of reinsurance Years Ended December 31,										2025 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2025 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$254	$253	$256	$252	$258	$261	$271	$274	$273	$271	$(2)	—	N/A	$—	$—	$271	$—
2017		449	455	443	450	452	469	470	470	470	—	—	N/A	—	—	470	—
2018			360	361	357	366	398	406	408	408	—	1	N/A	—	—	408	1
2019				323	307	301	343	359	354	354	—	1	N/A	—	—	354	1
2020					551	463	465	468	461	460	—	6	N/A	1	—	459	5
2021						593	546	563	587	563	(25)	12	N/A	1	1	561	11
2022							687	708	615	589	(26)	13	N/A	3	2	585	11
2023								548	508	484	(24)	29	N/A	6	3	479	26
2024									296	314	18	42	N/A	12	5	302	36
2025										442	—	169	N/A	—	—	442	169
										$4,355	$(58)	$274		$23	$11	$4,332	$262
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(3,927)				—		(3,927)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2016, net of reinsurance										—	—	—		—	—	—	—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$429	$(59)	$274		$23	$12	$405	$262
(Some amounts may not reconcile due to rounding.)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
(Dollars in millions)	(Unaudited)
2016	$156	$229	$248	$254	$259	$260	$271	$271	$271	$271
2017		168	388	418	437	451	466	466	468	468
2018			226	329	340	369	395	400	404	406
2019				219	287	300	335	343	348	352
2020					286	390	425	439	447	451
2021						319	458	514	534	541
2022							360	523	538	556
2023								374	414	440
2024									156	233
2025										208
										$3,927
All outstanding liabilities prior to 2016, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$429
(Some amounts may not reconcile due to rounding.)

	Average Annual Percentage Payout of Incurred Loss by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Property	57.8%	26.1%	5.8%	4.5%	2.7%	1.5%	1.3%	0.3%	—%	—%
Reserving Methodology
The Company maintains reserves equal to management’s estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, the Company uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. The Company considers many factors when setting reserves including: (1) exposure base and projected ultimate premium; (2) expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies and assumptions which analyze loss reporting and payment experience, size of loss distributions, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; and (5) economic conditions, including but not limited to social inflation. Management’s best estimate is developed through collaboration with actuarial, underwriting, claims, legal and finance departments and culminates with the input of reserve committees. Each segment reserve committee includes the participation of the relevant parties from actuarial, finance, claims and segment senior management. Reserves are further reviewed by Everest’s Chief Reserving Actuary and senior management. The objective of such process is to determine a single best estimate viewed by management to be the best estimate of its ultimate loss liability. Our insurance and reinsurance loss and LAE reserves represent management’s best estimate of our ultimate liability. Actual loss and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Net income will be impacted in a period in which the change in estimated ultimate loss and LAE is recorded.
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
Carried reserves at each reporting date are the management’s best estimate of ultimate unpaid losses and LAE at that date.  The Company completes detailed reserve studies for each exposure group annually for both reinsurance and insurance operations. The completed annual reserve studies are “rolled-forward” for each accounting period until the subsequent reserve study is completed. Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study. The Company analyzes significant variances between actual and expected losses and also consider recent market, underwriting and management criteria to determine management’s best estimate of ultimate unpaid losses and LAE.
Certain reserves, including losses from widespread catastrophic events, cannot be estimated using traditional actuarial methods. Rather, loss and LAE reserves are estimated by management by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The analysis uses inputs from various sources and methodology, to build up a comprehensive perspective. Such analysis generally involves: (1) estimating the size of insured industry losses; (2) reviewing portfolios to identify contracts which are exposed; (3) reviewing information reported or otherwise provided by customers and brokers; (4) discussing the loss with customers and brokers; and (5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Due to the inherent uniqueness or specific nature of a catastrophic event, each event has its own unique assessment, and different weights may be applied to various inputs based on management’s judgment. Once a loss has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the loss. The Company’s estimate of loss and LAE reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss.
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
The Company continues to receive claims under expired insurance and reinsurance contracts asserting injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos.  Environmental claims typically assert liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water. Asbestos claims typically assert liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The results of run-off A&E exposures are included within the Company’s Other Segment.
Our reserves include an estimate of our ultimate liability for A&E claims. There are significant uncertainties surrounding our estimates of our potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves.
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
A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024	2023
Gross basis:
Beginning of period reserves	$260	$246	$278
Incurred losses	2	62	—
Paid losses	(52)	(49)	(31)
End of period reserves	$209	$260	$246

Net basis:
Beginning of period reserves	$198	$189	$210
Incurred losses	—	47	—
Paid losses	(42)	(38)	(21)
End of period reserves	$156	$198	$189
Reinsurance Recoverables. Reinsurance recoverables for both paid and unpaid losses totaled $4.6 billion and $3.8 billion at December 31, 2025 and 2024, respectively. At December 31, 2025, in connection with the ADC reinsurance agreements, $1.0 billion was unpaid recoverable from State National Insurance Company, Inc. Additionally, at December 31, 2025, $596 million, or 13.0%, was recoverable from Bermuda Re, an affiliated entity, and is fully collateralized by a trust agreement and $291 million, or 6.3%, was recoverable from Mt. Logan Re Ltd. (“Mt. Logan Re”) collateralized segregated accounts. No other retrocessionaire accounted for more than 5% of our recoverables.
5.REINSURANCE
The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its underlying obligations to the policyholders.  The Company's procedures include carefully selecting its reinsurers, structuring agreements to provide collateral funds where necessary and regularly monitoring the financial condition and ratings of its reinsurers. The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1E, Note 4 and Note 10 of the Notes to these Consolidated Financial Statements.
In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating. Failure of reinsurers to honor their obligations could result in losses to the Company. See Note 1E of the Notes to these Consolidated Financial Statements for a discussion of allowance on reinsurance recoverables.

Effective October 1, 2025, Group through its subsidiaries Everest Re and Bermuda Re entered into two adverse development reinsurance agreements, both of which are accounted for as retroactive reinsurance. The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the ceding companies’ North American liabilities in the Insurance and Other segment, subject to exclusions for certain liabilities, including, among others, those related to the A&E reserves included in the Other segment. For additional details on the ADC agreements, refer to Note 4 - Reserve for Losses and Loss Adjustment Expenses of the Notes to these Consolidated Financial Statements.
See Note 16 of the Notes to these Consolidated Financial Statements for a discussion of reinsurance transactions with affiliates.
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
Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Written premiums:
Direct	$2,942	$3,434	$3,785
Assumed	8,199	8,182	7,332
Ceded	(2,078)	(2,304)	(1,905)
Net written premiums	$9,063	$9,312	$9,212

Premiums earned:
Direct	$3,169	$3,530	$3,709
Assumed	8,169	7,761	6,705
Ceded	(2,252)	(2,200)	(1,878)
Net premiums earned	$9,086	$9,090	$8,536

Incurred losses and LAE:
Direct	$3,326	$4,544	$2,594
Assumed	4,768	4,386	3,449
Ceded	(1,427)	(1,500)	(465)
Retroactive reinsurance adjustment (1)	44	—	—
Net incurred losses and LAE	$6,711	$7,430	$5,578
(Some amounts may not reconcile due to rounding.)
(1) The consideration paid exceeds the ceded loss reserves at the inception of the Agreement ($1,003 million), as a result the Company recognized an immediate pre-tax loss of $44 million in earnings, in accordance with retroactive reinsurance accounting guidance. The Company recognized the loss by writing off the reinsurance recoverable of $44 million, which represents excess compensation for the uncertainty of future claims development, and is not a component of our best estimate of loss reserves.
6.SALE OF RENEWAL RIGHTS
On October 26, 2025, Group entered into a Master Transaction Agreement (the “ROW Master Transaction Agreement”) with American International Group, Inc. (the “Buyer”), pursuant to which Group agreed to cause (i) Everest International Australia and Singapore branches, (ii) Ireland Insurance UK branch and (iii) Everest National, Everest Indemnity, Everest Security, Everest Premier and Everest Denali, Everest Assurance and Everest Reinsurance Company to sell to Buyer the renewal rights in respect of certain lines of commercial retail insurance business, subject to certain exclusions as set forth in the ROW Master Transaction Agreement, for an aggregate purchase price of $252 million, of which $170 million was attributable to the Company.
Pursuant to the ROW Master Transaction Agreement, if the gross written premium paid and payable to the Buyer in respect to the Aggregate Renewed Premiums (as defined in the ROW Master Transaction Agreement) from the closing date of the transaction to December 31, 2027 are less than 80% of the aggregate premiums for the year ended December 31, 2025, Group will reimburse a portion of the aggregate purchase price under the ROW Master Transaction Agreement to the Buyer based on the relative percentage of such 2025 premiums renewed, which amount shall not exceed $70 million.

The closing of the transaction pursuant to the ROW Master Transaction Agreement occurred on October 26, 2025. Upon closing of the transaction, Group recognized a $204 million gain on sale included in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025, of which $32 million was recognized by the Company. The remaining $47 million of the aggregate purchase price was recorded as a liability within Other liabilities on Group’s consolidated balance sheets as of December 31, 2025 due to significant uncertainty related to factors outside Group’s influence, including the Buyer's underwriting decisions and the period until resolution. Of this $47 million liability recorded by Group, $38 million was attributable to the Company. Group also received and recognized $30 million for originating and structuring the transaction in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025.
In addition, on October 26, 2025, Group entered into a Master Transaction Agreement (the “EU Master Transaction Agreement,” and together with the ROW Master Transaction Agreement, the “Master Transaction Agreements”), between the Company and the Buyer, pursuant to which the Company agreed to cause Ireland Insurance to sell to the Buyer, the renewal rights in respect of certain lines of commercial retail insurance business written by Ireland Insurance in certain countries in the European Union, for an aggregate purchase price of $49 million.
The closing of the transaction pursuant to the EU Master Transaction Agreement was subject to the receipt of antitrust approvals from the European Commission and other customary closing conditions, which occurred on December 10, 2025. Upon closing of the transaction, Group recognized a $55 million gain on sale included in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025.
Under the Master Transaction Agreements, the Buyer has also agreed to pay Group a total of $10 million per month for nine months for specified transition services starting January 1, 2026, of which the Company will receive $7 million per month.
In addition, as a result of the ROW Master Transaction Agreement, the Company also recorded severance and impairments of capitalized software in the amount of $22 million and $61 million, respectively, for the year ended December 31, 2025. Legal expenses and merger and acquisition fees related to the sale were $9 million for the year ended December 31, 2025. This expenses were recorded in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025.
7.SEGMENT REPORTING
The Company conducts business through two reportable segments: Reinsurance and Insurance. The Reinsurance operation writes worldwide property and casualty reinsurance and specialty lines of business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies. Business is written in the U.S. as well as through branches in Canada, India and Singapore. The Insurance operation writes property and casualty insurance directly and through brokers, including for surplus lines, and general agents within the United States. The two segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
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
During the fourth quarter of 2024, the Company revised its classification and presentation of certain run-off business, previously included within the Reinsurance and Insurance reportable segments, as part of a new segment called "Other". The Other segment includes the results of our sports and leisure business sold in October 2024, consisting of policies written prior to the sale and polices renewed and certain new business written on the Company’s paper post-sale. It also includes run-off A&E exposures, certain discontinued insurance programs primarily written prior to 2012 and certain discontinued insurance and reinsurance coverage classes. The Other segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Additionally, as part of the segment results presentation, we have separately presented the Company’s largest affiliated reinsurance arrangements with Bermuda entities. See Note 16 of the Notes to these Consolidated Financial Statements for a discussion of reinsurance transactions with Bermuda entities that are included in this segment presentation, also discussed below. These segment presentation changes have been reflected retrospectively within this Form 10-K, including Schedule III - Supplementary Insurance Information.

Affiliated Cession to Bermuda Entities includes the impact of ceded amounts related to the whole account aggregate stop loss agreement between Everest Re and Bermuda Re; Everest Re’s whole account quota share agreements with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), which are now in run off; the Loss Portfolio Transfer (“LPT”) agreements between Everest Re and Bermuda Re, which were commuted as of the fourth quarter of 2025; the life business whole account quota share agreement between Everest Assurance and Bermuda Re; the quota share agreement between Everest Re (Canadian Branch) and Bermuda Re, which was commuted as of the second quarter of 2025; and the new catastrophe excess of loss contract effective January 1, 2025 with Bermuda Re. See Note 16 of the Notes to these Consolidated Financial Statements for additional details.
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
The following tables present segment underwriting results for the periods indicated:

	Year Ended December 31, 2025
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$7,952	$3,099	$90	$—	$11,141
Net written premiums	7,121	2,299	84	(441)	9,063

Premiums earned	$7,013	$2,413	$102	$(441)	$9,086
Incurred losses and LAE	4,307	2,206	248	(49)	6,711
Commission and brokerage	1,715	272	22	—	2,009
Other underwriting expenses	189	399	13	—	601
Underwriting gain (loss)	$803	$(464)	$(180)	$(392)	$(234)

Net investment income					1,351
Net gains (losses) on investments					28
Corporate expenses					(31)
Interest, fee and bond issue cost amortization expense					(176)
Other income (expense)					(51)
Income (loss) before taxes					$887
(Some amounts may not reconcile due to rounding.)

	Year Ended December 31, 2024
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$8,022	$3,417	$178	$—	$11,616
Net written premiums	7,219	2,413	149	(468)	9,312

Premiums earned	$6,882	$2,505	$172	$(468)	$9,090
Incurred losses and LAE	4,157	2,938	533	(199)	7,430
Commission and brokerage	1,664	254	28	1	1,946
Other underwriting expenses	199	383	24	—	606
Underwriting gain (loss)	$862	$(1,070)	$(413)	$(271)	$(892)

Net investment income					1,250
Net gains (losses) on investments					76
Corporate expenses					(19)
Interest, fee and bond issue cost amortization expense					(150)
Other income (expense)					64
Income (loss) before taxes					$329
(Some amounts may not reconcile due to rounding.)

	Year Ended December 31, 2023
(Dollars in millions)	Reinsurance	Insurance	Other	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$7,181	$3,695	$241	$—	$11,117
Net written premiums	6,635	2,810	197	(430)	9,212

Premiums earned	$6,067	$2,701	$199	$(430)	$8,536
Incurred losses and LAE	3,271	2,063	232	12	5,578
Commission and brokerage	1,545	281	25	—	1,851
Other underwriting expenses	166	381	27	—	574
Underwriting gain (loss)	$1,085	$(24)	$(86)	$(442)	$533

Net investment income					993
Net gains (losses) on investments					(180)
Corporate expenses					(18)
Interest, fee and bond issue cost amortization expense					(134)
Other income (expense)					(11)
Income (loss) before taxes					$1,181
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose and, therefore, are not provided.
Approximately 19.2%, 17.3% and 17.2% of the Company’s gross written premiums in 2025, 2024 and 2023, respectively, were sourced through the Company’s largest intermediary.

8.SENIOR NOTES
The table below displays Holdings’ outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				December 31, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	06/05/2014	06/01/2044	400	$398	$355	$398	$347
3.5% Senior notes	10/07/2020	10/15/2050	1,000	982	698	982	681
3.125% Senior notes	10/04/2021	10/15/2052	1,000	972	636	971	620
			2,400	$2,352	$1,689	$2,350	$1,648
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024	2023
4.868% Senior notes	semi-annually	June 1/December 1	$19	$19	$19
3.5% Senior notes	semi-annually	April 15/October 15	35	35	35
3.125% Senior notes	semi-annually	April 15/October 15	32	32	32
			$86	$86	$86
(Some amounts may not reconcile due to rounding.)
9.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2025		December 31, 2024
	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)
Long-term subordinated notes	04/26/2007	$400	05/15/2037	05/01/2067	$218	$208	$218	$215
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for November 17, 2025 to February 16, 2026 is 6.50%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest is based on the 3-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate plus a spread.
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

Interest expense incurred in connection with the long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Interest expense incurred	$15	$17	$17
10.FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of December 31, 2025, Everest Re had statutory admitted assets of approximately $32.6 billion which provides borrowing capacity in excess of approximately $3.3 billion. As of December 31, 2025, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. Everest Re incurred interest expense of $48 million and $45 million for the years ended December 31, 2025 and 2024, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of December 31, 2025, Everest Re had $1.4 billion of collateral pledged. See Note 11 of the Notes to these Consolidated Financial Statements.
11.COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

	At December 31,
(Dollars in millions)	2025	2024
Collateral in trust for non-affiliated agreements	$685	$1,286
Collateral held on behalf of affiliates (1)	1,143	732
Collateral for FHLB borrowings	1,418	1,294
Securities on deposit with or regulated by government authorities	1,417	1,406
Funds held by reinsureds	372	336
Total restricted assets	$5,035	$5,055
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
Restricted cash is included in cash on the consolidated balance sheets. At December 31, 2025 and December 31, 2024, the Company had restricted cash of $25 million and $170 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements.

The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-1 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
	Total available limit as of December 31, 2025			$1,530
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
12.COMMITMENTS AND CONTINGENCIES
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
The Company has entered into separate annuity agreements with Prudential Insurance Company (“Prudential”), an unaffiliated life insurance company, as well as an additional unaffiliated life insurance company in which the Company has either purchased annuity contracts or become the assignee of annuity proceeds that are meant to settle claim payment obligations in the future. In both instances, the Company would become contingently liable if either Prudential or the unaffiliated life insurance company was unable to make payments related to the respective annuity contract.

The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Prudential	$134	$136
Other unaffiliated life insurance company	31	32
13.LEASES
The Company enters into lease agreements for real estate that is primarily used for office space in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Most leases include an option to extend or renew the lease term. The exercise of the renewal is at the Company’s discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. The Company, in determining the present value of lease payments utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with terms of the underlying lease.
Supplemental information related to operating leases is as follows for the periods indicated:

	Year Ended December 31,
(Dollars in millions)	2025	2024
Lease expense incurred:
Operating lease cost	$29	$26

	At December 31,
(Dollars in millions)	2025	2024
Operating lease right of use assets (1)	$156	$92
Operating lease liabilities (1)	175	110
(1) Operating lease right of use assets and operating lease liabilities are included within other assets and other liabilities on the Company’s consolidated balance sheets, respectively.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Operating cash flows from operating leases	$(17)	$(19)

	At December 31,
	2025	2024
Weighted average remaining operating lease term	11.27 years	9.9 years
Weighted average discount rate on operating leases	4.52%	3.87%
Maturities of the existing lease liabilities are expected to occur as follows:

(Dollars in millions)	As of December 31,
2026	$22
2027	22
2028	20
2029	19
2030	19
Thereafter	124
Undiscounted lease payments	226
Less: present value adjustment	51
Total operating lease liability	$175

14.OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	December 31, 2025			December 31, 2024			December 31, 2023
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities	$415	(86)	$329	$(99)	21	$(78)	$473	(99)	$374
Reclassification of net realized losses (gains) included in net income (loss)	70	(15)	55	(32)	6	(25)	193	(41)	153
Foreign currency translation adjustments	71	(15)	56	(54)	11	(42)	22	(5)	17
Benefit plan actuarial net gain (loss)	(12)	2	(9)	43	(9)	34	19	(4)	15
Reclassification of amortization of net gain (loss) included in net income (loss)	(2)	—	(1)	(2)	—	(1)	2	—	2
Total other comprehensive income (loss)	$543	$(113)	$430	$(143)	$30	$(113)	$710	$(149)	$561
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Years Ended December 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2025	2024

URA(D) of securities	$70	$(32)	Net gains (losses) on investments
	(15)	6	Income tax expense (benefit)
	$55	$(25)	Net income (loss)

Benefit plan net gain (loss)	$(2)	$(2)	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$(1)	$(1)	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Beginning balance of URA(D) of securities	$(393)	$(289)
Current period change in URA(D) of securities	384	(103)
Ending balance of URA(D) of securities	(9)	(393)

Beginning balance of foreign currency translation adjustments	(24)	19
Current period change in foreign currency translation adjustments	56	(42)
Ending balance of foreign currency translation adjustments	33	(24)

Beginning balance of benefit plan net gain (loss)	16	(16)
Current period change in benefit plan net gain (loss)	(10)	33
Ending balance of benefit plan net gain (loss)	6	16

Ending balance of accumulated other comprehensive income (loss)	$30	$(400)
(Some amounts may not reconcile due to rounding)
15.EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans.
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service.  The Company’s non-qualified defined benefit pension plan provided compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to the U.S. Internal Revenue Code (the “IRC”) limitations.
Effective January 1, 2018, participants of the Company’s non-qualified defined benefit pension plan no longer accrue additional service benefits. Additionally, on November 15, 2023, the Company's Board approved the termination of the qualified defined benefit pension plan. In June 2024, the Company amended the qualified defined benefit pension plan to freeze all benefits accruals and terminate the plan effective June 30, 2024. Plan participants no longer accrue future plan benefits after June 30, 2024. In the second quarter of 2025, the Company entered into an annuity purchase contract to liquidate the plan and settled substantially all of the pension benefit obligation. Upon termination of the qualified defined benefit pension plan, participants were given the option to receive a lump sum payout or receive payments from the annuity purchaser. In June 2025, the Company executed a lump sum payout of $49 million for a specified group of elected participants and completed the transfer of the agreed upon annuity contract purchase consideration of $186 million for a total payout of $235 million. Final settlement of the annuity contract purchase occurred in November 2025 at which time the Company was relieved of all remaining plan benefit obligation.
Plan assets consist primarily of shares in investment trusts with 100% of the underlying assets consisting of short-term investments.  The Company manages the qualified plan investments for U.S. employees.
The Company’s contributions to the defined benefit pension plans were not significant for the years ended December 31, 2025, 2024 and 2023, although such contributions are not required under U.S. Internal Revenue Service (the “IRS”) regulations.
The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Pension expense (income)	$(30)	$(15)	$5
The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$259	$295
Service cost	—	3
Interest cost	7	14
Actuarial (gain)/loss	(19)	(17)
Curtailment	(235)	(21)
Benefits paid	(8)	(15)
Projected benefit obligation at end of year	3	259

Change in plan assets:
Fair value of plan assets at beginning of year	331	308
Actual return on plan assets	7	35
Actual contributions during the year	1	3
Curtailment	(235)	—
Benefits paid	(8)	(15)
Fair value of plan assets at end of year	96	331

Funded status at end of year	$93	$73
(Some amounts may not reconcile due to rounding.)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Other assets (due beyond one year)	$96	$76
Other liabilities (due within one year)	(1)	(1)
Other liabilities (due beyond one year)	(2)	(3)
Net amount recognized in the consolidated balance sheets	$93	$73
(Some amounts may not reconcile due to rounding.)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Accumulated income (loss)	$(1)	$9
Accumulated other comprehensive income (loss)	$(1)	$9
(Some amounts may not reconcile due to rounding.)
Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Other comprehensive income (loss) at December 31, prior year	$9	$(33)
Net gain (loss) arising during period	17	51
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	(27)	(9)
Curtailment loss recognized	—	—
Other comprehensive income (loss) at December 31, current year	$(1)	$9
(Some amounts may not reconcile due to rounding.)
Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Service cost	$—	$3	$5
Interest cost	7	14	14
Expected return on assets	(9)	(22)	(19)
Amortization of actuarial loss from earlier periods	—	—	4
Settlement	(27)	(9)	—
Net periodic benefit cost	$(30)	$(15)	$5

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	10	(42)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(20)	$(57)
(Some amounts may not reconcile due to rounding.)
In 2025, the weighted average discount rate used to determine net periodic benefit cost was 4.75% for annuities and ranged from 4.66% to 5.57% for lump sums. The weighted average discount rates used to determine net periodic benefit cost for 2024 and 2023 were 5.00% and 5.25%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for January 2024 through April 2024 was 4.00%. The net periodic benefit cost was remeasured at May 1, 2024 due to plan curtailment. Rate of compensation increase is not applicable to calculate the net periodic benefit cost for May 2024 through December 2024. The rate of compensation increase used to determine the net periodic benefit cost for 2023 was 4.00%.  The expected long-term rate of return on plan assets for 2025, 2024 and 2023 was 4.25%, 7.25% and 7.00% respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2023 was 5.00%. In 2024, the weighted average discount rate used to determine the actuarial present value of the projected benefit obligation, based on plan termination rates, was 4.75% for annuities and ranged from 4.66% to 5.57% for lump sums.
The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Qualified Plan	$—	$255
Non-qualified Plan	3	3
Total	$3	$259
(Some amounts may not reconcile due to rounding.)
The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Non-qualified Plan
Projected benefit obligation	$3	$3
Fair value of plan assets	—	—
The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Non-qualified Plan
Accumulated benefit obligation	$3	$3
Fair value of plan assets	—	—
The following table displays the expected benefit payments for the non-qualified defined benefit pension plan in the periods indicated:

(Dollars in millions)
2026	$1
2027	1
2028	—
2029	—
2030	—
Next 5 years	1
The fair value measurement levels for the qualified plan assets were all categorized as Level 1 short-term investments with a fair value of $96 million and $331 million for the years ended December 31, 2025 and 2024, respectively.
No contributions were made to the qualified pension benefit plan for the years ended December 31, 2025 and 2024.
Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to IRC limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years. The Company incurred expenses related to these plans of $27 million, $26 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each international office maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. In the current year, the contributions as a percentage of salary for the international offices ranged from 8.1% to 8.8%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company incurred expenses related to these plans of $1 million, $10 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010. This plan provides healthcare benefits for eligible retired employees (and their eligible dependents), who have elected coverage. The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee’s service. A medical cost trend rate of 7.50% in 2025 was assumed to decrease gradually to 4.75% in 2033 and then remain at that level. The post-retirement benefit expenses incurred by the Company were not significant for the years ended December 31, 2025, 2024 and 2023.
The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21	$22
Service cost	—	—
Interest cost	1	1
Amendments	—	—
Actuarial (gain)/loss	2	(1)
Benefits paid	(1)	(1)
Benefit obligation at end of year	24	21

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(24)	$(21)
Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Other liabilities (due within one year)	$(1)	$(1)
Other liabilities (due beyond one year)	(23)	(21)
Net amount recognized in the consolidated balance sheets	$(24)	$(21)
(Some amounts may not reconcile due to rounding.)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Accumulated income (loss)	$8	$11
Accumulated prior service credit (cost)	—	—
Accumulated other comprehensive income (loss)	$8	$12
Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Other comprehensive income (loss) at December 31, prior year	$12	$12
Net gain (loss) arising during period	(2)	1
Prior Service credit (cost) arising during period	—	—
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	(1)	(1)
Prior service cost	—	—
Other comprehensive income (loss) at December 31, current year	$8	$12
Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Service cost	$—	$—	$1
Interest cost	1	1	1
Prior service credit recognition	—	—	—
Net gain recognition	(1)	(1)	(2)
Net periodic cost	$—	$—	$(1)

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	3	1

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3	$—
(Some amounts may not reconcile due to rounding.)
The weighted average discount rates used to determine net periodic benefit cost for 2025, 2024 and 2023 were 5.64%, 5.00% and 5.25%, respectively.
The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year-end 2025, 2024 and 2023 were 5.53%, 5.64% and 5.00%, respectively.
The following table displays the expected benefit payments in the years indicated:

(Dollars in millions)
2026	$1
2027	1
2028	1
2029	1
2030	2
Next 5 years	8

16.RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Holdings for the periods indicated. These transactions are presented as Notes Payable – Affiliated in the Consolidated Balance Sheet of Holdings. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				December 31, 2025		December 31, 2024
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.30% Long-term Note	12/23/2024	12/23/2027	$600	$600	$615	$600	$596
(Some amounts may not reconcile due to rounding.)
Interest expense recognized in connection with long-term note agreements is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Paid	Payable Dates	2025	2024	2023
4.30% Long-term Note	semi-annually	June 30 and December 31	26	1	—
			$26	1	—
(Some amounts may not reconcile due to rounding.)
Interest income recognized in connection with long-term notes receivable agreements is as follows for the periods indicated:

			Years Ended December 31,
(Dollars in millions)	Interest Received	Receivable Dates	2025	2024	2023
1.69% Long-term Note	annually	December 17	$—	$—	$2
1.00% Long-term Note	annually	August 5	—	—	1
3.11% Long-term Note	annually	June 14	—	—	5
4.34% Long-term Note	annually	December 12	—	—	—
			$—	—	7
(Some amounts may not reconcile due to rounding.)
The 1.69%, 1.00%, 3.11%, and 4.34% long-term notes receivable that were entered into between Group and Everest Re in prior years were repaid in full during the second quarter of 2023 and were no longer outstanding as of December 31, 2025 and 2024.
Holdings holds 1,773.214 preferred shares of Preferred Holdings with a $1 million par value and 1.75% annual dividend rate. Holdings received these shares in December 2015 in exchange for previously held 9,719,971 common shares of Group. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group. Holdings has reported the preferred shares in Preferred Holdings as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). The following table presents the dividends received on the preferred shares of Preferred Holdings and on the Parent shares that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Dividends received on preferred stock of affiliate	$31	$31	$31
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

The following table presents the expenses incurred by Holdings from services provided by Global Services for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Expenses incurred	$244	$243	$204
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
The table below summarizes total premiums written and earned and incurred losses and LAE ceded to and assumed from affiliates for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Written premiums:
Assumed	107	69	60
Ceded	(441)	(468)	(430)

Premiums earned:
Assumed	98	75	31
Ceded	(441)	(469)	(430)

Incurred losses and LAE:
Assumed	10	(13)	11
Ceded	(49)	(199)	12
Transactions with Bermuda Entities
Effective January 1, 2018, Everest Re entered into a twelve-month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re that is renewed annually. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023, and the agreement for the 2020 effective year was commuted during the third quarter of 2025. The commutations of the 2018 and 2019 agreements resulted in the recognition of an incurred loss of $37 million for Everest Re in the third quarter of 2023. The stop loss agreement was most recently renewed effective January 1, 2026. Beginning in 2025, with Bermuda Re and Everest International are co-participants with 70% and 30% participation shares, respectively. As of December 31, 2025 and December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $24 million and $58 million, respectively, in connection with the aggregate stop loss agreement.
Everest Re had whole account quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of December 31, 2025 and December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $443 million and $680 million, respectively, in connection with these agreements.
Everest Re had whole account quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of December 31, 2025 and as of December 31, 2024, Everest Re had reinsurance recoverables on unpaid losses of $6 million and $8 million, respectively, in connection with these agreements.
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
Effective October 1, 2008, Everest Re entered into a loss portfolio transfer (“LPT”) agreement with Bermuda Re that covers subject loss reserves related to casualty business for accident years 2002 to 2007. As a result of the LPT agreement, the Company transferred $747 million of loss reserves to Bermuda Re. During the fourth quarter of 2025, the LPT agreement between Everest Re and Bermuda Re was commuted effective December 1, 2025 and a $6 million loss was recognized by Everest Re upon settlement. As of December 31, 2024, the Company had reinsurance recoverables of $27 million recorded on its balance sheet due from Bermuda Re.
Effective December 31, 2017, Everest Re entered into an LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior subject to retention. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. During the fourth quarter of 2025, this additional LPT agreement between Everest Re and Bermuda Re was commuted effective December 1, 2025 and the loss recognized by Everest Re upon settlement was not significant. As of December 31, 2024, the Company had reinsurance recoverables of $381 million recorded on its balance sheet due from Bermuda Re.
Everest Assurance entered into a continuous, 100% whole account quota share reinsurance agreement with Bermuda Re effective January 1, 2018. This agreement covers life business and is renewable until terminated.
Everest Re entered into a catastrophe excess of loss contract with Bermuda Re effective January 1, 2025 through December 31, 2025. The contract provides Everest Re up to $600 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. Everest Re will pay Bermuda Re $97 million for this coverage. This agreement was amended effective July 1, 2025 to provide Everest Re up to $500 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. This contract was most recently renewed effective January 1, 2026.
Transactions with Other Affiliates
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Insurance (Ireland), dac (“Ireland Insurance”), effective January 1, 2021 through December 31, 2021. This contract has been renewed annually since inception. The contract provides Ireland Insurance with up to €750 million of reinsurance coverage for each catastrophe occurrence above €15 million. Ireland Insurance paid Everest Re €26 million, €15 million and €8 million for treaty years 2025, 2024 and 2023, respectively, for this coverage. This contract was most recently renewed effective January 1, 2026. As of December 31, 2025, the Company had reinsurance recoverables of $23 million recorded on its balance sheet due from Ireland Insurance. As of December 31, 2024, the Company’s reinsurance recoverables due from Ireland Insurance were not significant.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Reinsurance Company (Ireland), dac (“Ireland Re”), effective February 1, 2021 through January 31, 2022. This contract has been renewed annually since its inception. The contract provides Ireland Re with up to €125 million of reinsurance coverage for each catastrophe occurrence above €18 million. Ireland Re paid Everest Re €9 million, €14 million and €10 million for treaty years 2025, 2024 and 2023, respectively, for this coverage. This agreement was most recently renewed effective February 1, 2026. As of December 31, 2025 and 2024, the Company had reinsurance recoverables of $11 million and $5 million, respectively, recorded on its balance sheet due from Ireland Re.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective March 31, 2023 through January 31, 2024. The contract provides Ireland Re with up to €61 million of reinsurance coverage for each catastrophe occurrence above €139 million. Ireland Re paid Everest Re €2 million for this coverage. This agreement was not renewed for 2024. As of December 31, 2025 and 2024, amounts outstanding were not significant.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective June 1, 2022 through March 31, 2023. This contract has been renewed annually since its inception. The contract provides Lloyd’s Syndicate 2786 with up to $40 million of reinsurance coverage for each catastrophe occurrence above $8 million. Lloyd’s Syndicate 2786 paid Everest Re $4 million, $2 million and $2 million for treaty years 2025, 2024 and 2023, respectively, for this coverage. This contract was most recently renewed effective April 1, 2025. As of December 31, 2025 and 2024, the Company had reinsurance recoverables of $3 million and $6 million, respectively, recorded on its balance sheet due from Lloyd’s Syndicate 2786.

Everest Re entered into a per event excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective July 1, 2025 through June 30, 2026. The contract provides Lloyd’s Syndicate 2786, with up to $8 million of reinsurance coverage for each catastrophe occurrence above $3 million. Lloyd’s Syndicate 2786 will pay Everest Re $0.4 million for this coverage annually. As of December 31, 2025 and 2024, amounts outstanding were not significant.
Everest Re (Canadian Branch) entered into an excess of loss reinsurance agreement with Everest Canada, effective January 1, 2024 through December 31, 2024. This contract has been renewed annually since its inception. The contract provides Everest Canada with up to C$150 million of reinsurance coverage for each catastrophe occurrence above C$25 million. Everest Canada will pay Everest Re (Canadian Branch) C$5 million for this coverage annually. This agreement was most recently renewed January 1, 2026. As of December 31, 2025 and 2024, there were no amounts outstanding from Everest Canada.
Everest Re entered into a whole account quota share reinsurance agreement with Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), effective July 1, 2024 through June 30, 2025. This contract has been renewed annually since its inception. This agreement covers property and casualty business. Quota share percentages vary based on the line of business for the premium written. As of December 31, 2025, the Company had reinsurance recoverables of $10 million recorded on its balance sheet due from Everest Colombia. As of December 31, 2024, amounts outstanding were not significant.
Everest Re entered into a 99.0% whole account quota share reinsurance agreement with Everest Mexico, effective July 1, 2024 through June 30, 2025. This contract has been renewed annually since its inception. This agreement covers property and casualty business. Effective January 1, 2025, the quota share percentage was amended to 99.7% for real estate fund business and 99.0% for all remaining lines of property and casualty business. This agreement was most recently renewed July 1, 2025. As of December 31, 2025, the Company had reinsurance recoverables of $12 million recorded on its balance sheet due from Everest Mexico. As of December 31, 2024, amounts outstanding were not significant.
Everest Re entered into a catastrophe excess of loss reinsurance agreement with Everest Compañía de Seguros Generales Chile S.A. (“Everest Chile”), effective July 1, 2022 through June 30, 2023. This contract has been renewed annually since its inception. The contract provides Everest Chile with up to $180 million of reinsurance coverage for each catastrophe occurrence above $7 million. Everest Chile paid Everest Re $7 million, $7 million and $8 million for treaty years 2025, 2024 and 2023, respectively, for this coverage. This agreement was most recently renewed July 1, 2025. As of December 31, 2025 and 2024, the Company had reinsurance recoverables of, $13 million and $5 million, respectively, recorded on its balance sheet due from Everest Chile.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. This contract has been renewed annually since its inception. The contract provides Bermuda Re (UK Branch) with up to £130 million of reinsurance coverage for each catastrophe occurrence above £27 million. Bermuda Re (UK Branch) paid Everest Re £7 million, £5 million and £4 million for treaty years 2025, 2024 and 2023, respectively, for this coverage. This contract was most recently renewed effective January 1, 2026. As of December 31, 2025 and 2024, the Company had reinsurance recoverables of $7 million and $9 million, respectively, recorded on its balance sheet due from Bermuda Re (UK Branch).
Everest Re entered into a per risk and per occurrence and excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective July 1, 2025 through June 30, 2026. The contract provides Everest International - Australia Branch with up to A$65 million of reinsurance coverage for each risk or occurrence above A$8 million. Everest International - Australia Branch will pay Everest Re A$11 million for the coverage annually. As of December 31, 2025 and 2024, amounts outstanding were not significant.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International - Australia Branch, effective February 1, 2025 through June 30, 2025. The contract provides Everest International - Australia Branch, with up to A$167 million of reinsurance coverage for each catastrophe occurrence above A$73 million. Everest International - Australia Branch will pay Everest Re A$4 million for this coverage annually. The contract was most recently renewed effective July 1, 2025. As of December 31, 2025, the Company had reinsurance recoverables of $4 million recorded on its balance sheet due from Everest International - Australia Branch.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International Reinsurance - Singapore Branch, effective July 1, 2025 through December 31, 2025. The contract provides Everest Assurance - Singapore Branch, with up to 80S$ million of reinsurance coverage for each catastrophe occurrence above 20S$ million. Everest Assurance - Singapore Branch will pay Everest Re 2S$ million for this coverage biannually. This contract was most recently renewed effective January 1, 2026. As of December 31, 2025 and 2024, amounts outstanding were not significant.
Everest Re entered into a 65% whole account quota share reinsurance agreement with Everest Chile, effective July 1, 2022 through June 30, 2023. The contract was not renewed and is in run-off as of December 31, 2024. As of December 31, 2025 and 2024, the Company had reinsurance recoverables of $11 million and $8 million, respectively, recorded on its balance sheet due from Everest Chile.
In 2013, Group established Mt. Logan Re, which is a collateralized insurer based in Bermuda. Mt. Logan Re then established separate segregated accounts for its business activity, which invest in a diversified set of catastrophe exposures.
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

Mt. Logan Re Segregated Accounts	December 31,
(Dollars in millions)	2025	2024	2023
Ceded written premiums	$295	$347	$210
Ceded earned premiums	360	302	205
Ceded losses and LAE	151	97	31
17.INCOME TAXES
All of the income of Holdings U.S. subsidiaries, including its foreign branches, is subject to the applicable federal, foreign, state and local income taxes on corporations. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined by applying the respective tax laws to the income of each entity.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which the Company has adopted effective January 1, 2025, on a prospective basis. ASU 2023-09 enhances the transparency of income tax reporting by requiring, among other items, further disaggregation of the rate reconciliation and additional information on income taxes paid by jurisdiction as shown in the tables below. The adoption did not have an impact on our results of operations, financial condition, or cash flows.
The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Current tax expense (benefit):
U.S.	$129	$152	$284
State	(4)	—	—
Foreign	25	—	—
Total current tax expense (benefit)	150	152	284

Total deferred U.S. tax expense (benefit)	(38)	(44)	(74)

Total income tax expense (benefit)	$112	$108	$210
(Some amounts may not reconcile due to rounding.)

The rate reconciliation for income taxes is disclosed under ASU 2023-09 for the period indicated:

	Year Ended December 31,
	2025
(Dollars in millions)	U.S.	Non-U.S.	Total
Underwriting gain (loss)	$(277)	$43	$(234)
Net investment income	1,275	76	1,351
Net realized capital gains (losses)	33	(5)	28
Corporate expenses	(31)	—	(31)
Interest, fee and bond issue cost amortization expense	(176)	—	(176)
Other income (expense)	(49)	(2)	(51)
Pre-tax income (loss)	$775	$112	$887
(Some amounts may not reconcile due to rounding.)

	Year Ended December 31, 2025
(Dollars in millions)	Amount	Percent
Expected tax provision at U.S. statutory tax rate	$186	21.00%
Foreign tax effects
Other foreign jurisdictions	2	0.19%
Effect of cross-border tax laws
Base Erosion and Anti-Abuse Tax	(26)	(2.90)%
State and local income taxes, net of federal (a)	(3)	(0.35)%
Tax credits	(44)	(4.95)%
Changes in Valuation Allowance allowances	—
Nontaxable or nondeductible items
Insurance corporate-owned life insurance	(27)	(3.03)%
Other	4	0.40%
Changes in unrecognized tax benefits	—
Other Adjustments
Earnings attributable to branch operations	24	2.67%
Other	(4)	(0.43)%
Effective Tax Rate, subtotal	$112	12.60%

Effect of changes in tax laws or rates enacted in the current period	—

Effective Tax Rate, total	$112	12.60%
(Some amounts may not reconcile due to rounding.)
(a) State taxes in Illinois make up the majority (greater than 50 percent) of the tax effect in this category.

The Company made the following net tax payments after the adoption of ASU 2023-09 for the period indicated:

Year Ended December 31,
(Dollars in millions)	2025
Federal	$—

State
Florida	2
Other	(1)

Foreign
Canada	17
Singapore	7
Other	—

Total Taxes Paid	$25
(Some amounts may not reconcile due to rounding.)

Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended 2024 and 2023 remain on the originally as-filed basis prior to the adoption of the improvements to income tax disclosures standard and are provided below:

	Years Ended December 31,
(Dollars in millions)	2024	2023
Expected income tax provision at the U.S. statutory tax rate	$69	$248
Increase (reduction) in taxes resulting from:
Tax exempt income	(1)	(3)
Dividend received deduction	(3)	(2)
Proration	1	1
State income tax	9	—
Creditable foreign premium tax	(14)	(14)
Reserve adjustment	—	—
U.S. BEAT tax	66	—
Share based compensation	(1)	(3)
Prior year true up	(4)	(21)
Insurance corporate-owned life insurance	(18)	(13)
Other	4	17
Total income tax provision	$108	$210
(Some amounts may not reconcile due to rounding.)
At December 31, 2025, 2024 and 2023, the Company had no uncertain tax positions.

The Company’s 2014 through 2018 U.S. Federal tax years are under audit by the IRS. Over several years, the Company had received and responded to a number of Information Document Requests. In 2023, the IRS issued several Notice(s) of Proposed Adjustment and then a draft Revenue Agent Report (“RAR”). In 2024, the Company responded to the RAR with additional information which the IRS has been processing. The IRS requested, and we have signed, an extension of the audit to September 30, 2026.
For tax years 2019, 2020, and 2021 the Statute of Limitations has expired and, thus, the Federal income tax return for those years is no longer subject to IRS examination except to the extent the Company files an amended return.
Tax years 2022, 2023, and 2024 are open for examination by the U.S. Federal income tax jurisdiction.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values are measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax assets/(liabilities) are as follows for the periods indicated:

	At December 31,
(Dollars in millions)	2025	2024
Deferred tax assets:
Loss reserves	$238	$197
Unearned premium reserve	152	152
Depreciation	64	55
Amortization	41	6
Lease liability	36	23
Investment impairments	16	10
Equity compensation	10	10
Unrealized foreign currency losses	7	35
Net unrealized investment losses	—	83
Capital loss carryforward	—	14
Foreign tax credits	—	9
Other assets	26	18
Total deferred tax assets	590	612

Deferred tax liabilities:
Deferred acquisition costs	176	171
Net fair value income	165	145
Partnership investments	40	43
Right of use asset	32	19
Bond market discount	20	12
Net unrecognized gains on benefit plans	15	4
Net unrealized investment gains	6	—
Other liabilities	1	9
Total deferred tax liabilities	455	403

Total net deferred tax assets (liabilities) (1)	$135	$209
(Some amounts may not reconcile due to rounding.)
(1) The Company has net current tax receivable and net deferred tax asset of $68 million and $135 million, respectively, as of December 31, 2025, totaling to an income tax asset, net of $203 million as presented in consolidated balance sheets. The net current tax receivable of $68 million represents a gross federal and state tax receivable of $84 million offset by foreign tax payable of $16 million.
At December 31, 2025, and 2024, the Company had $0 million and $9 million respectively of foreign tax credit (“FTC”) carryforwards. The 2024 FTCs are related to the general basket. The FTCs begin to expire in 2034.
The Company follows ASU 2016-09 regarding the treatment of the tax effects of share-based compensation transactions. ASU 2016-09 required that the income tax effects of restricted stock vestings resulting from the change in value of share-based compensation awards between the grant date and settlement (vesting/exercise) date be recorded as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss). Per ASU 2016-09, the Company recorded excess tax benefits related to restricted stock vestings and stock option exercises that were not significant as part of income tax expense (benefit) within the consolidated statements of operations and comprehensive income (loss) in 2025, 2024 and 2023, respectively.
ASU 2016-09 does not impact the accounting treatment of tax benefits related to dividends on restricted stock. The tax benefits related to the payment of dividends on restricted stock have been recorded as part of additional paid-in capital in the stockholder’s equity section of the consolidated balance sheets in all years. The tax benefits related to the payment of dividends on restricted stock were $0.5 million, $0.5 million and $0.4 million in 2025, 2024 and 2023, respectively.
18.DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
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
Dividend Restrictions.
Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. Accordingly, as of December 31, 2025, the maximum amount that will be available for the payment of dividends by Everest Re without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $886 million.
Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $8.9 billion and $8.1 billion at December 31, 2025 and 2024, respectively. The statutory net income of Everest Re was $837 million, $74 million and $877 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The regulatory targeted capital and the actual statutory capital for Everest Re is as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2025	2024
Regulatory targeted capital	$5,119	$4,799
Actual capital	$8,856	$8,126
(1)Regulatory targeted capital represents 200% of the RBC authorized control level calculation for the applicable year.
19.SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events.
The Company evaluates, on a continuous basis, loss exposures to events such as the Iran-US war. As an ongoing event there are significant uncertainties regarding actual losses incurred and the potential application of coverage to those losses. Due to the recency of this event, the Company is unable to estimate the magnitude of losses at this time, however at the time of this report our assessment does not indicate significant direct loss exposures to such events. We will continue to monitor this situation as it evolves and going forward the Company’s executive management, supported by Group, will closely monitor any current or future exposures.
The Company does not have any other subsequent events to report.

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2025

Column A	Column B	Column C	Column D
(Dollars in millions)	Cost	Market Value	Amount Shown in Balance Sheet
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	292	287	287
Obligations of U.S. states and political subdivisions	$45	$41	$41
Corporate securities	6,315	6,301	6,301
Asset-backed securities	4,571	4,554	4,554
Mortgage - backed securities:
Agency commercial	404	412	412
Non-agency commercial	739	718	718
Agency residential	3,794	3,766	3,766
Non-agency residential	1,557	1,587	1,587
Foreign government securities	1,041	1,030	1,030
Foreign corporate securities	2,274	2,284	2,284
Total fixed maturities - available for sale	21,032	20,978	20,978

Fixed maturities - held to maturity
Foreign corporate securities	79	84	78
Corporate securities	166	169	164
Asset-backed securities	328	322	325
Mortgage - backed securities:
Commercial	—	—	—
Total Fixed maturities - held to maturity	573	576	567
Equity securities - at fair value (1)	110	108	108
Short-term investments	1,670	1,670	1,670
Other invested assets	3,778	3,778	3,778
Other invested assets - at fair value (1)	1,773	1,622	1,622
Cash	398	398	398
Total investments and cash	$29,334	$29,130	$29,122
(Some amounts may not reconcile due to rounding.)
(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	At December 31,
(Dollars in millions, except share amounts and par value per share)	2025	2024
ASSETS:
Equity securities - at fair value	$19	$23
Other invested assets	192	261
Other invested assets, at fair value	1,622	1,523
Short-term investments	61	18
Cash	1	1
Total investments and cash	1,896	1,826
Investment in subsidiaries, at equity in the underlying net assets	10,186	9,146
Receivable from affiliates	12	1
Other assets	—	—
TOTAL ASSETS	$12,094	$10,973

LIABILITIES:
Senior notes	$2,352	$2,350
Long-term notes payable, affiliated	850	975
Long-term notes	218	218
Accrued interest on debt and borrowings	17	17
Income taxes	152	114
Due to affiliates	3	2
Other liabilities	1	1
Total liabilities	3,592	3,677

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized; 1,000 shares issued and outstanding (2025 and 2024)	—	—
Additional paid-in capital	1,103	1,103
Accumulated other comprehensive income (loss), net of deferred income tax expense (benefit) of $(6) at 2025 and $(107) at 2024	30	(400)
Retained earnings	7,368	6,593
Total stockholder's equity	8,501	7,296
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,094	$10,973
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
REVENUES:
Net investment income	$18	$14	$19
Net investment income - Affiliated	31	48	67
Net gains (losses) on investments	(4)	6	1
Net gains (losses) on investments - Affiliated	99	42	9
Other income (expense)	(3)	42	1
Net income (loss) of subsidiaries	797	204	987
Total revenues	939	356	1,086

EXPENSES:
Interest expense	145	105	104
Corporate expense	25	26	15
Total expenses	170	132	119

INCOME (LOSS) BEFORE TAXES	768	224	967
Income tax expense (benefit)	(7)	3	(5)

NET INCOME (LOSS)	$775	$221	$972

Other comprehensive income (loss) of subsidiaries, net of tax	430	(113)	561

COMPREHENSIVE INCOME (LOSS)	$1,205	$108	$1,533
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$775	$221	$972
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) deficit of subsidiaries	(797)	(204)	(987)
Dividends received from subsidiary	200	—	—
Increase (decrease) in income taxes	39	(28)	(2)
Change in equity adjustments in limited partnerships	(14)	(9)	(15)
Change in other assets and liabilities, net	(24)	7	2
Net (gains) losses on investments	(95)	(48)	(10)
Net cash provided by (used in) operating activities	83	(61)	(40)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	1	(1,511)	(502)
Distributions from other invested assets	210	239	171
Cost of other invested assets acquired	(127)	(301)	(156)
Net change in short-term investments	(42)	124	(109)
Proceeds from repayment of long term notes receivable - affiliated	—	535	865
(Issuance) of long term notes receivable - affiliated	—	—	(230)
Net cash provided by (used in) investing activities	42	(914)	39

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	(125)	975	—
Proceeds from issuance of senior notes	—	—	—
Cost of debt repurchase	—	—	—
Net cash provided by (used in) financing activities	(125)	975	—

Net increase (decrease) in cash	—	—	(1)
Cash, beginning of period	1	1	2
Cash, end of period	$1	$1	$1
See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
1.)The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related notes of Everest Reinsurance Holdings, Inc. and its subsidiaries.
2.)Everest Reinsurance Holdings, Inc. entered into a $300 million long-term promissory note with Everest Group, Ltd., its parent. The promissory note was scheduled to pay interest annually at a rate of 1.69% and was scheduled to mature in December 2028. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
3.)Everest Reinsurance Holdings, Inc. entered into a $200 million long-term promissory note with Everest Group, Ltd., its parent. The promissory note was scheduled to pay interest annually at a rate of 1.00% and was scheduled to mature in August 2030. However, the note was paid off in full in May 2023 and is no longer outstanding as of December 31, 2023.
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
8.)Everest Reinsurance Holdings, Inc. entered into a $200 million long-term promissory note with Everest Reinsurance Company, a subsidiary entity, in May 2022. The promissory note will pay interest annually at a rate of 3.25% and is scheduled to mature on October 21, 2051. However, the note was paid off in full in December 2024 and is no longer outstanding as of December 31, 2024.
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
10.)In December 2024, Everest Reinsurance Holdings, Inc. entered into a $1.5 billion revolving loan facility with Everest Group, Ltd., an affiliated company, and has an outstanding loan payable related to this facility of $600 million as of December 31, 2025 and 2024. The note will pay interest semi-annually at a rate of 4.30% and is scheduled to mature in December 2031. At December 31, 2025, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Reinsurance Holdings, Inc.
11.)Everest Reinsurance Holdings, Inc. entered into a $375 million long term note agreement with Everest Reinsurance Company, a subsidiary entity, as of December 31, 2024. The promissory note will pay interest semi-annually at a rate of 4.30% and is scheduled to mature in November 2031. During the fourth quarter of 2025, Everest Reinsurance Holdings, Inc. drew down an additional $75 million and repaid $200 million of the note payable, leaving $250 million outstanding as of December 31, 2025. At December 31, 2025 and 2024, this transaction was included within long-term notes payable, affiliated in the condensed balance sheets of Everest Reinsurance Holdings, Inc.

12.)In December, 2015, Everest Reinsurance Holdings, Inc. transferred the 9,719,971 common shares of Everest Group, Ltd., which it held as other invested assets, at fair value, valued at $1.8 billion, to Everest Preferred Holdings, Ltd. an affiliated entity and subsidiary of Everest Group, Ltd., in exchange for 1,773.214 preferred shares of Everest Preferred International Holdings, Ltd. with a $1 million par value and 1.75% annual dividend rate. After the exchange, Everest Reinsurance Holdings, Inc. no longer holds any shares or has any ownership interest in Everest Group, Ltd.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
Segments	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium
(Dollars in millions)
As of and for the year ended December 31, 2025
Reinsurance	$674	$12,296	$2,453	$7,013	$779	$4,307	$1,715	$189	$7,121
Insurance	166	8,012	1,564	2,413	507	2,206	272	399	2,299
Other	—	907	—	102	57	248	22	13	84
Affiliated cession to Bermuda entities	—	121	—	(441)	8	(49)	—	—	(441)
Total	$840	$21,336	$4,017	$9,086	$1,351	$6,711	$2,009	$601	$9,063

As of and for the year ended December 31, 2024
Reinsurance	$648	$11,060	$2,424	$6,882	$718	$4,157	$1,664	$199	$7,219
Insurance	158	7,213	1,725	2,505	468	2,938	254	383	2,413
Other	5	860	43	172	56	533	28	24	149
Affiliated cession to Bermuda entities	—	139	—	(468)	9	(199)	1	—	(468)
Total	$810	$19,271	$4,193	$9,090	$1,250	$7,430	$1,946	$606	$9,312

As of and for the year ended December 31, 2023
Reinsurance	$485	$10,032	$2,024	$6,067	$630	$3,271	$1,545	$166	$6,635
Insurance	163	5,160	1,774	2,701	324	2,063	281	381	2,810
Other	11	498	88	199	31	232	25	27	197
Affiliated cession to Bermuda entities	—	105	—	(430)	7	12	—	—	(430)
Total	$659	$15,796	$3,886	$8,536	$993	$5,578	$1,851	$574	$9,212
(Some amounts may not reconcile due to rounding.)

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2025
Total property and liability insurance premiums earned	$3,169	$2,252	$8,169	$9,086	89.9%

December 31, 2024
Total property and liability insurance premiums earned	$3,530	$2,200	$7,761	$9,090	85.4%

December 31, 2023
Total property and liability insurance premiums earned	$3,709	$1,878	$6,705	$8,536	78.6%