Form 10-Q
period 2026-03-31
EVEREST REINSURANCE HOLDINGS INC
filed 2026-05-15
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at May 15, 2026
Common Shares, $0.01 par value	1,000
The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q

Safe Harbor Disclosure
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) include, but are not limited to, those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”). These include:
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
•decline in our investment values and investment income due to exposure to financial market conditions;
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
•the effect of cybersecurity risks, including technology breaches, systems or operational failures by us or our third -party service providers, and regulatory and legislative developments related to cybersecurity on our business;
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
•an anti-takeover effect caused by insurance laws; and
•the effects of new regulation and our failure to comply with insurance laws and regulations and other regulatory challenges.
We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions of U.S. dollars, par value per share)	2026	2025
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$21,221	$20,978
(amortized cost: 2026, $21,496; 2025, $21,032; credit allowances: 2026, $(53); 2025, $(68))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2026, $601; 2025, $576; net of credit allowances: 2026, $(8); 2025, $(6))	596	567
Equity securities, at fair value	108	108
Other invested assets	3,874	3,778
Other invested assets, at fair value	1,599	1,622
Short-term investments	1,226	1,670
Cash	410	398
Total investments and cash	29,035	29,122
Accrued investment income	245	278
Premiums receivable (net of credit allowances: 2026, $(52); 2025, $(49))	2,427	2,543
Reinsurance loss recoverables (net of credit allowances: 2026, $(51); 2025, $(48))	4,538	4,603
Income tax asset	179	203
Funds held by reinsureds	388	372
Deferred acquisition costs	857	840
Prepaid reinsurance premiums	335	420
Other assets (net of credit allowances: 2026, $(17); 2025, $(17))	1,360	1,169
TOTAL ASSETS	$39,363	$39,550

LIABILITIES:
Reserve for losses and loss adjustment expenses	$21,298	$21,336
Unearned premium reserve	3,636	4,017
Funds held under reinsurance treaties	251	247
Amounts due to reinsurers	370	431
Losses in course of payment	119	156
Income tax liability	13	—
Notes payable, affiliated	600	600
Senior notes	2,352	2,352
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	49	21
Unsettled securities payable	87	—
Other liabilities	615	653
Total liabilities	30,628	31,048

Commitments and Contingencies (Note 11)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2026 and 2025)	—	—
Additional paid-in capital	1,103	1,103
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $45 at 2026 and $(6) at 2025	(169)	30
Retained earnings	7,801	7,368
Total stockholder's equity	8,736	8,501
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$39,363	$39,550
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In millions of U.S. dollars)	2026	2025
	(unaudited)
REVENUES:
Premiums earned	$2,097	$2,282
Net investment income	362	318
Total net gains (losses) on investments	(30)	95
Other income (expense)	(2)	(13)
Total revenues	2,427	2,683

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,231	1,869
Commission, brokerage, taxes and fees	495	489
Other underwriting expenses	119	149
Corporate expenses	13	7
Interest, fees and bond issue cost amortization expense	42	44
Total claims and expenses	1,900	2,558

INCOME (LOSS) BEFORE TAXES	528	124
Income tax expense (benefit)	95	24

NET INCOME (LOSS)	$433	$100

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	(188)	155
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	—	2
Total URA(D) of securities arising during the period	(188)	157

Foreign currency translation adjustments	(10)	11

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—
Total benefit plan net gain (loss) for the period	—	—
Total other comprehensive income (loss), net of tax	(199)	168

COMPREHENSIVE INCOME (LOSS)	$234	$268
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended March 31,
(In millions of U.S. dollars, except share amounts)	2026	2025
	(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000
Balance, end of period	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,103
Balance, end of period	1,103	1,103

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	30	(400)
Net increase (decrease) during the period	(199)	168
Balance, end of period	(169)	(232)

RETAINED EARNINGS:
Balance, beginning of period	7,368	6,593
Net income (loss)	433	100
Balance, end of period	7,801	6,693

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,736	$7,564
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions of U.S. dollars)	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$433	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	112	(180)
Decrease (increase) in funds held by reinsureds, net	(11)	(21)
Decrease (increase) in reinsurance recoverables	54	(89)
Decrease (increase) in income taxes	88	20
Decrease (increase) in prepaid reinsurance premiums	83	(62)
Increase (decrease) in reserve for losses and loss adjustment expenses	(20)	786
Increase (decrease) in unearned premiums	(377)	(175)
Increase (decrease) in amounts due to reinsurers	(57)	122
Increase (decrease) in losses in course of payment	(36)	65
Change in equity adjustments in limited partnerships	(80)	(14)
Distribution of limited partnership income	23	13
Change in other assets and liabilities, net	(114)	(114)
Non-cash compensation expense	14	2
Amortization of bond premium (accrual of bond discount)	(17)	(28)
Net (gains) losses on investments	30	(95)
Net cash provided by (used in) operating activities	124	332

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	734	809
Proceeds from fixed maturities sold - available for sale	217	74
Proceeds from fixed maturities matured/called/repaid - held to maturity	20	55
Proceeds from fixed maturities sold - held to maturity	—	10
Distributions from other invested assets	21	91
Cost of fixed maturities acquired - available for sale	(1,444)	(2,465)
Cost of fixed maturities acquired - held to maturity	(51)	(2)
Cost of other invested assets acquired	(61)	(52)
Net change in short-term investments	452	1,184
Net change in unsettled securities transactions	—	(83)
Net cash provided by (used in) investing activities	(110)	(379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from share-based compensation, net of expense	—	—
Net cash provided by (used in) financing activities	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	10

Net increase (decrease) in cash	13	(38)
Cash, beginning of period	398	616
Cash, end of period	$410	$579

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(1)	$3
Interest paid	14	16

NON-CASH TRANSACTIONS
Non-cash limited partnership distribution	$—	$8
Non-cash restructure of fixed maturity securities - available for sale and equity	$6	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2026 and 2025
1. GENERAL
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
Recent Developments
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of Group, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with The Wawanesa Mutual Insurance Company, a mutual insurance company existing under the Insurance Companies Act (Canada) (“Buyer”), pursuant to which EUGIL agreed to sell to Buyer, or a Canadian affiliate thereof, all of the outstanding shares of capital of Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and a wholly owned subsidiary of EUGIL, representing Group’s Canadian Commercial Retail Insurance operations for C$140 million, subject to adjustment. The closing of the transaction pursuant to the Purchase Agreement is subject to the satisfaction of customary closing conditions, including the receipt of antitrust approval from the Commissioner of Competition and insurance regulatory approval from the Minister of Finance (Canada).
In connection with the Purchase Agreement, (i) Everest Canada will enter into a loss portfolio transfer reinsurance agreement with Everest Reinsurance Company - Canadian Branch, a Delaware reinsurance company and affiliate of EUGIL (“ERC - Canadian Branch”), pursuant to which ERC - Canadian Branch will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction, (ii) EUGIL or an affiliate thereof and Buyer or an affiliate thereof will enter into a transition services agreement for specified transition services to be provided to Buyer and its affiliates and (iii) EUGIL and its affiliates, on the one hand, and Buyer and its affiliates, on the other hand, will enter into such other ancillary agreements as contemplated in the Purchase Agreement. Upon execution of the loss portfolio transfer reinsurance agreement described in item (i), Group assets held-for-sale would be comprised of only investments and cash at the time of the transaction close.
The transaction is anticipated to close in the second half of 2026, pursuant to customary regulatory approvals and closing conditions.
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business to American International Group, Inc. (“AIG”). This new segment presentation reflects the Company's sharpened focus on its core global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed. See Note 7 of the Notes to the Consolidated Financial Statements for more information.
In October 2025, Group entered into definitive agreements to sell the renewal rights for certain lines of the commercial retail insurance business written by the Company to AIG. See Note 6 of the Notes to these Consolidated Financial Statements for more information. Additionally, effective October 1, 2025, Everest Re and a Bermuda affiliate, Everest Reinsurance (Bermuda), Ltd. entered into adverse development reinsurance agreements with State National Insurance Company, Inc. (“State National Reinsurer”) and MS Transverse Insurance Company (“MS Transverse Reinsurer”). See Note 5 of the Notes to these Consolidated Financial Statements for more information.
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025, 2024 and 2023, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three months ended March 31, 2026.
Future Adoption of Recently Issued Accounting Standards
The Company assessed the adoption impacts of recently issued accounting standards that are effective after 2026 by the Financial Accounting Standards Board (“FASB”) on the Company’s consolidated financial statements. Additionally, the Company assessed whether there have been material updates to previously issued accounting standards that are effective after 2026. There were no accounting standards identified, other than those directly referenced below, that are expected to have a material impact on Holdings.
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

3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At March 31, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$335	$—	$—	$(6)	$330
Obligations of U.S. States and political subdivisions	45	—	—	(5)	40
Corporate securities	6,397	(39)	74	(120)	6,312
Asset-backed securities	4,489	(14)	5	(39)	4,441
Mortgage-backed securities
Agency commercial	403	—	7	(2)	408
Non-agency commercial	846	—	1	(24)	823
Agency residential	3,748	—	44	(103)	3,689
Non-agency residential	1,656	—	17	(5)	1,667
Foreign government securities	1,129	—	10	(36)	1,103
Foreign corporate securities	2,447	—	30	(69)	2,408
Total fixed maturity securities - available for sale	$21,496	$(53)	$187	$(410)	$21,221
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$292	$—	$—	$(5)	$287
Obligations of U.S. States and political subdivisions	45	—	—	(4)	41
Corporate securities	6,315	(54)	138	(98)	6,301
Asset-backed securities	4,571	(14)	12	(15)	4,554
Mortgage-backed securities
Agency commercial	404	—	9	(2)	412
Non-agency commercial	739	—	1	(22)	718
Agency residential	3,794	—	67	(95)	3,766
Non-agency residential	1,557	—	31	(1)	1,587
Foreign government securities	1,041	—	18	(29)	1,030
Foreign corporate securities	2,274	—	60	(50)	2,284
Total fixed maturity securities - available for sale	$21,032	$(68)	$337	$(322)	$20,978
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At March 31, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$181	$(2)	$4	$(2)	$180
Asset-backed securities	340	(5)	5	(7)	333
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	83	(1)	6	—	88
Total fixed maturity securities - held to maturity	$604	$(8)	$14	$(9)	$601
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$166	$(2)	$7	$(1)	$169
Asset-backed securities	328	(3)	5	(8)	322
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$573	$(6)	$18	$(9)	$576
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$688	$658	$638	$612
Due after one year through five years	4,874	4,799	4,516	4,500
Due after five years through ten years	3,774	3,751	3,696	3,741
Due after ten years	1,017	984	1,117	1,088
Asset-backed securities	4,489	4,441	4,571	4,554
Mortgage-backed securities
Agency commercial	403	408	404	412
Non-agency commercial	846	823	739	718
Agency residential	3,748	3,689	3,794	3,766
Non-agency residential	1,656	1,667	1,557	1,587
Total fixed maturity securities - available for sale	$21,496	$21,221	$21,032	$20,978
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$32	$32	$25	$25
Due after one year through five years	86	86	68	69
Due after five years through ten years	42	43	4	4
Due after ten years	105	107	148	155
Asset-backed securities	340	333	328	322
Mortgage-backed securities
Commercial	—	—	—	—
Total fixed maturity securities - held to maturity	$604	$601	$573	$576
(Some amounts may not reconcile due to rounding.)
During 2022, the company re-designated a portion of its fixed maturity securities from its fixed maturity - available for sale portfolio to its fixed maturity - held to maturity portfolio. The fair value of the securities reclassified at the date of transfer was $722 million, net of allowance for current expected credit losses, which was subsequently recognized as the new amortized cost basis. As of March 31, 2026 and December 31, 2025, $26 million and $27 million, respectively, of unrealized loss from the date of the re-designation remained in accumulated other comprehensive income on the balance sheet and will be amortized into income through an adjustment to the yields of the underlying securities over the remaining life of the securities. The fair values of these securities incorporate the use of significant unobservable inputs and therefore are classified as Level 3 within the fair value hierarchy.
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$(236)	$199
Change in URA(D), pre-tax	(236)	199
Deferred tax benefit (expense)	48	(42)
Change in URA(D), net of deferred taxes, included in stockholders' equity	$(188)	$157
(Some amounts may not reconcile due to rounding.)

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2026 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$198	$(2)	$126	$(3)	$324	$(6)
Obligations of U.S. States and political subdivisions	2	—	33	(5)	34	(5)
Corporate securities	1,568	(33)	966	(87)	2,534	(119)
Asset-backed securities	1,727	(27)	369	(13)	2,095	(39)
Mortgage-backed securities
Agency commercial	86	(1)	16	(1)	102	(2)
Non-agency commercial	445	(5)	326	(19)	771	(24)
Agency residential	427	(5)	881	(97)	1,308	(103)
Non-agency residential	500	(4)	74	(1)	574	(5)
Foreign government securities	587	(15)	157	(21)	744	(36)
Foreign corporate securities	836	(29)	472	(41)	1,308	(69)
Total	6,375	(121)	3,421	(288)	9,796	(409)
Securities where an allowance for credit loss was recorded	41	(1)	—	—	41	(1)
Total fixed maturity securities - available for sale	$6,416	$(122)	$3,421	$(288)	$9,837	$(410)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at March 31, 2026 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$204	$(7)	$208	$(5)	$413	$(13)
Due in one year through five years	1,667	(34)	818	(68)	2,485	(103)
Due in five years through ten years	1,167	(32)	321	(39)	1,488	(71)
Due after ten years	153	(5)	407	(44)	560	(49)
Asset-backed securities	1,727	(27)	369	(13)	2,095	(39)
Mortgage-backed securities	1,457	(16)	1,298	(118)	2,755	(134)
Total	6,375	(121)	3,421	(288)	9,796	(409)
Securities where an allowance for credit loss was recorded	41	(1)	—	—	41	(1)
Total fixed maturity securities - available for sale	$6,416	$(122)	$3,421	$(288)	$9,837	$(410)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at March 31, 2026 were $9.8 billion and $410 million, respectively. The fair value of securities for the single issuer (the Australian government), whose securities comprised the largest unrealized loss position at March 31, 2026, amounted to less than 0.2% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at March 31, 2026 comprised less than 0.4% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $122 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and foreign government securities. Of these unrealized losses, $115 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $288 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to agency residential and non-agency commercial mortgage-backed securities, foreign government securities, domestic and foreign corporate securities and asset-backed securities. Of these unrealized losses, $282 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of March 31, 2026, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2025 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$90	$(1)	$184	$(4)	$274	$(5)
Obligations of U.S. States and political subdivisions	2	—	33	(4)	35	(4)
Corporate securities	625	(12)	1,096	(82)	1,721	(94)
Asset-backed securities	764	(5)	366	(10)	1,130	(15)
Mortgage-backed securities
Agency commercial	43	(1)	17	(1)	60	(2)
Non-agency commercial	256	(3)	338	(19)	594	(22)
Agency residential	194	(1)	913	(94)	1,107	(95)
Non-agency residential	74	—	86	—	160	(1)
Foreign government securities	124	(1)	338	(28)	462	(29)
Foreign corporate securities	325	(5)	580	(46)	905	(50)
Total	$2,497	$(30)	$3,950	$(288)	$6,447	$(318)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$2,521	$(32)	$3,964	$(290)	$6,484	$(322)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2025 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$55	$(1)	$338	$(9)	$393	$(10)
Due in one year through five years	634	(9)	1,012	(70)	1,646	(80)
Due in five years through ten years	413	(8)	426	(43)	839	(52)
Due after ten years	65	(1)	455	(41)	519	(42)
Asset-backed securities	764	(5)	366	(10)	1,130	(15)
Mortgage-backed securities	567	(6)	1,353	(114)	1,920	(119)
Total	$2,497	$(30)	$3,950	$(288)	$6,447	$(318)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$2,521	$(32)	$3,964	$(290)	$6,484	$(322)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at December 31, 2025 were $6.5 billion and $322 million, respectively. The fair value of securities for the single issuer (the Australian government), whose securities comprised the largest unrealized loss position at

December 31, 2025, amounted to approximately 0.2% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss comprised less than 0.4% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $32 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and non-agency commercial mortgage-backed securities. Of these unrealized losses, $29 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $290 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities, non-agency commercial mortgage-backed securities, agency residential mortgage-backed securities and asset-backed securities. Of these unrealized losses, $283 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Fixed maturities	$263	$265
Equity securities	2	1
Short-term investments and cash	14	27
Other invested assets
Limited partnerships	46	(8)
Dividends from preferred shares of affiliate	8	8
Other	37	30
Gross investment income before adjustments	370	322
Funds held interest income (expense)	—	4
Gross investment income	370	326
Investment expenses	8	8
Net investment income	$362	$318
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
The Company had contractual commitments to invest up to an additional $1.6 billion in limited partnerships and private placement loan securities at March 31, 2026, which includes $645 million specific to limited partnerships as noted below. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2036.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $1.9 billion and $1.9 billion as of March 31, 2026 and December 31, 2025, respectively.
Other invested assets, at fair value, as of March 31, 2026 and December 31, 2025, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. See Note 14 of the Notes to these consolidated financial statements.

Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of March 31, 2026 and December 31, 2025, the Company did not hold any investments for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2026 and December 31, 2025 is limited to the total carrying value of $1.9 billion and $1.9 billion, respectively, which are included in general and limited partnerships.
As of March 31, 2026, the Company has outstanding commitments totaling $645 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Fixed maturity securities
Allowance for credit losses	$13	$(1)
Net realized gains (losses) from dispositions	(13)	(2)
Equity securities, fair value
Net realized gains (losses) from dispositions	—	—
Gains (losses) from fair value adjustments	(7)	(1)
Other invested assets, fair value
Gains (losses) from fair value adjustments	(23)	99
Total net gains (losses) on investments	$(30)	$95
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2026
	Corporate Securities	Asset-Backed Securities	Total
(Dollars in millions)
Beginning balance	$(54)	$(14)	$(68)
Credit losses on securities where credit
losses were not previously recorded	(1)	—	(1)
Increases in allowance on previously
impaired securities	(6)	—	(6)
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	22	—	22
Balance, end of period	$(39)	$(14)	$(53)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Total
Beginning balance	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(1)	—	(1)
Increases in allowance on previously
impaired securities	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—
Reduction in allowance due to disposals	—	—	—
Balance, end of period	$(36)	$—	$(37)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended March 31, 2026
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(3)	$(1)	$(6)
Credit losses on securities where credit
losses were not previously recorded	—	(2)	—	(2)
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
Beginning balance	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—
Balance, end of period	$(2)	$(4)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Proceeds from sales of fixed maturity securities - available for sale	$217	$74
Gross gains from dispositions	8	2
Gross losses from dispositions	(21)	(3)

Proceeds from sales of fixed maturity securities - held to maturity	—	10
Gross gains from sales	—	—
Gross losses from sales	—	(1)

Proceeds from sales of equity securities	$—	$—
Gross gains from dispositions	—	—
Gross losses from dispositions	—	—
(Some amounts may not reconcile due to rounding.)
In 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities. There were no sales of fixed maturity securities - held to maturity for the three months ended March 31, 2026.
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
At March 31, 2026 and December 31, 2025, $2.6 billion and $2.5 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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
Other invested assets, at fair value, were categorized as Level 3 at March 31, 2026 and December 31, 2025, because the balance was comprised of a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10-year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$330	$—	$330	$—
Obligations of U.S. States and political subdivisions	40	—	40	—
Corporate securities	6,312	—	5,947	364
Asset-backed securities	4,441	—	2,252	2,190
Mortgage-backed securities
Agency commercial	408	—	408	—
Non-agency commercial	823	—	823	—
Agency residential	3,689	—	3,689	—
Non-agency residential	1,667	—	1,667	—
Foreign government securities	1,103	—	1,103	—
Foreign corporate securities	2,408	—	2,394	14
Total fixed maturities - available for sale	21,221	—	18,653	2,568

Equity securities, fair value	108	89	19	—
Other invested assets, fair value	1,599	—	—	1,599
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$287	$—	$287	$—
Obligations of U.S. States and political subdivisions	41	—	41	—
Corporate securities	6,301	—	5,931	370
Asset-backed securities	4,554	—	2,463	2,091
Mortgage-backed securities
Agency commercial	412	—	412	—
Non-agency commercial	718	—	718	—
Agency residential	3,766	—	3,766	—
Non-agency residential	1,587	—	1,587	—
Foreign government securities	1,030	—	1,030	—
Foreign corporate securities	2,284	—	2,270	14
Total fixed maturities - available for sale	20,978	—	18,504	2,474

Equity securities, fair value	108	88	20	—
Other invested assets, fair value	1,622	—	—	1,622
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$370	$2,091	$14	$2,474
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2)	—	—	(2)
Included in other comprehensive income (loss)	2	(4)	—	(2)
Purchases, issuances and settlements	(6)	103	—	97
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—
Ending balance	$364	$2,190	$14	$2,568

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$—	$—	$(1)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended March 31, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	—	—	—	—
Included in other comprehensive income (loss)	(6)	1	—	(5)
Purchases, issuances and settlements	(45)	94	—	49
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—
Ending balance	$468	$1,752	$14	$2,234

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three months ended March 31, 2026 or the three months ended March 31, 2025.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 8 and 9 of the Notes to these Consolidated Financial Statements, respectively. Fair values of long-term notes receivable from affiliates can be found within Note 16 to these Consolidated Financial Statements. Short-term investments are stated at cost, which approximates fair value.
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

In addition, $220 million and $233 million of investments within other invested assets on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Gross reserves beginning of period	$21,336	$19,271
Less reinsurance recoverables on unpaid losses	(3,369)	(3,391)
Net reserves beginning of period	17,966	15,880

Incurred related to:
Current year	1,320	1,873
Prior years	(88)	(5)
Prior years, impact from retroactive reinsurance	—	—
Total incurred losses and LAE	1,231	1,869

Paid related to:
Current year	278	369
Prior years	989	618
Total paid losses and LAE	1,267	987

Foreign exchange/translation adjustment	(17)	23
Retroactive reinsurance adjustment	—	—

Net reserves end of period	17,913	16,785
Plus reinsurance recoverables on unpaid losses (1)	3,384	3,283
Gross reserves end of period	$21,298	$20,068
(Some amounts may not reconcile due to rounding.)
(1) This excludes the unpaid recoverable of the adverse development cover of $1,001 as of March 31, 2026.
Current year incurred losses were $1.3 billion and $1.9 billion for the three months ended March 31, 2026 and 2025, respectively. Current year incurred losses decreased overall due to a decrease of $128 million of current year attritional losses in 2026 compared to 2025, as well as a decrease of 426 million in 2026 current year catastrophe losses.
The net favorable development on prior year reserves of $88 million was primarily due to favorable prior year development on catastrophe losses of $64 million, primarily due to reserves released related to various well-seasoned 2023 and 2024 events, as well as 2025 Southern California wildfires reserves related to marine business, and favorable prior year development on attritional losses of $24 million.
The current year catastrophe losses of $54 million for the three months ended March 31, 2026 related primarily to the 2026 Winterstorm Fern ($27 million), the 2026 U.S. Winter Weather Events ($20 million) and the 2026 Middle East Conflict ($7 million). The $479 million of current year catastrophe losses for the three months ended March 31, 2025 related primarily to the 2025 Southern California wildfires ($460 million) and Myanmar earthquake ($20 million).
We are exposed to losses arising from unpredictable catastrophic events, including, but not limited to, weather-related and other natural catastrophes, as well as acts of terrorism, wars, pandemics, political instability and significant cyber or operational incidents, for which liabilities cannot be estimated using traditional reserving techniques. For example, we have exposure to losses due to the uncertainty regarding the current conflict in the Middle East.

Adverse Development Reinsurance Agreements
Effective October 1, 2025, Everest Re and a Bermuda affiliate, Everest Reinsurance (Bermuda), Ltd. (collectively, the “Ceding Companies”) (1) entered into an adverse development reinsurance agreement (the “State National Reinsurance Agreement”) with State National Reinsurer and (2) entered into an adverse development reinsurance agreement (the “MS Transverse Reinsurance Agreement”) with MS Transverse Reinsurer (collectively the “Reinsurers”). The Reinsurance Agreements are supported on a retrocessional basis by Longtail Re, an affiliate of Stone Ridge Capital.
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the Ceding Companies’ North American liabilities within the Global Wholesale & Specialty and Legacy segments (“Subject Business”), subject to exclusions for certain liabilities, including among others those related to the Asbestos and Environmental reserves included in the Legacy segment. At the time the Ceding Companies entered into the agreement, the carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.0 billion.
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
Under the State National Reinsurance Agreement $250 million of the reinsurance premium was placed into a funds withheld collateral trust account as security for State National Reinsurer’s claim payment obligations to Group. Of the total funds withheld, $201 million was recognized by the Company at inception of the agreement.
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
As of March 31, 2026 and December 31, 2025, Group had a deferred gain of $2 million and $3 million, respectively, of which $1 million and $3 million was recorded by the Company, respectively. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer as of March 31, 2026 and December 31, 2025 were $1.25 billion and $1.25 billion, respectively, of which $1,001 million and $1,003 million were attributable to the Company, respectively. The aggregated unexpired limit for State National Reinsurer as of March 31, 2026 and December 31, 2025 was $598 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of March 31, 2026 and December 31, 2025 was $400 million.

6.SALE OF RENEWAL RIGHTS
On October 26, 2025, Group entered into a Master Transaction Agreement (the “ROW Master Transaction Agreement”) with American International Group, Inc. (the “Buyer”), pursuant to which Group agreed to cause (i) Everest International Australia and Singapore branches, (ii) Ireland Insurance UK branch and (iii) Everest National Insurance Company, Everest Indemnity Insurance Company, Everest Security Insurance Company, Everest Premier Insurance Company, Everest Denali Insurance Company, Everest International Assurance, Ltd. and Everest Re to sell to Buyer the renewal rights in respect of certain lines of commercial retail insurance business, subject to certain exclusions as set forth in the ROW Master Transaction Agreement, for an aggregate purchase price of $252 million, of which $170 million was attributable to the Company.
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
The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of agreed-upon year-end renewals as agreed between the Company and the Buyer.
Under the Master Transaction Agreements, the Buyer has also agreed to pay Group a total of $10 million per month for nine months for specified transition services starting January 1, 2026, of which the Company will receive $7 million per month.
In addition, as a result of the ROW Master Transaction Agreement, the Company also recorded severance costs and impairments of capitalized software in the amount of $22 million and $61 million, respectively, for the year ended December 31, 2025. Legal expenses and merger and acquisition fees related to the sale were $9 million for the year ended December 31, 2025. For the quarter ended March 31, 2026, the Company recognized expenses related to the transaction of $5 million, which primarily related to additional severance and retention expenses. These amounts were recorded in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025 and for the three months ended March 31, 2026.
7.SEGMENT REPORTING
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Commercial Retail Insurance business in certain geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its core global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed.
Our Legacy segment primarily includes the divested parts of our commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off asbestos and environmental exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026. As a result, the Company has three reportable segments, however, only two that actively sell products, Reinsurance Treaty and Global Wholesale & Specialty,

consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.
Our three reportable segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the President and Chief Executive Officer (“CEO”) of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business. These reportable segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.
Our segment presentation includes a breakout of Affiliated Cession to Bermuda Entities alongside our three reportable segments. Affiliated Cession to Bermuda Entities includes the impact of ceded amounts related to the whole account aggregate stop loss agreement between Everest Re and Bermuda Re; Everest Re’s whole account quota share agreements with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), which are now in run off; the Loss Portfolio Transfer (“LPT”) agreements between Everest Re and Bermuda Re, which were commuted as of the fourth quarter of 2025; the life business whole account quota share agreement between Everest Assurance and Bermuda Re; the quota share agreement between Everest Re (Canadian Branch) and Bermuda Re, which was commuted as of the second quarter of 2025; and the new catastrophe excess of loss contract effective January 1, 2025 with Bermuda Re. See Note 16 of the Notes to these Consolidated Financial Statements for additional details.
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
The following tables present segment underwriting results for the periods indicated:

	Three Months Ended March 31, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$1,593	$571	59	—	$2,223
Net written premiums	1,393	506	36	(130)	1,805

Premiums earned	$1,394	$537	255	(89)	$2,097
Incurred losses and LAE	673	336	223	—	1,231
Commission and brokerage	359	117	19	—	495
Other underwriting expenses	34	60	24	—	119
Underwriting gain (loss)	$329	$24	$(11)	$(89)	$252

Net investment income					362
Net gains (losses) on investments					(30)
Corporate expenses					(13)
Interest, fees and bond issue cost amortization expense					(42)
Other income (expense)					(2)
Income (loss) before taxes					$528
(Some amounts may not reconcile due to rounding.)

	Three Months Ended March 31, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total
Gross written premiums	$1,767	$594	396	—	$2,756
Net written premiums	1,414	522	315	(206)	2,045

Premiums earned	$1,450	$570	378	(116)	$2,282
Incurred losses and LAE	1,197	374	300	(3)	1,869
Commission and brokerage	352	115	23	—	489
Other underwriting expenses	38	43	68	—	149
Underwriting gain (loss)	$(137)	$37	$(13)	$(113)	$(226)

Net investment income					318
Net gains (losses) on investments					95
Corporate expenses					(7)
Interest, fees and bond issue cost amortization expense					(44)
Other income (expense)					(13)
Income (loss) before taxes					$124
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

				March 31, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$339	$398	$355
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	664	982	698
3.125% Senior notes	10/4/2021	10/15/2052	1,000	972	605	972	636
			$2,400	$2,352	$1,609	$2,352	$1,689
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Paid	Payable Dates	2026	2025
4.868% Senior notes	Semi-annually	June 1/December 1	$5	$5
3.5% Senior notes	Semi-annually	April 15/October 15	9	9
3.125% Senior notes	Semi-annually	April 15/October 15	8	8
			$22	$22
(Some amounts may not reconcile due to rounding.)

9.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

					March 31, 2026		December 31, 2025
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$206	$218	$208
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for February 17, 2026 to May 5, 2026 is 6.30%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest will be based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
Holdings may redeem the Subordinated Notes Issued 2007 on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of the Senior Note holders and it mandates that Holdings receive net proceeds from the issuance of other qualifying securities, of at least similar ranking and duration, to be used to repay the Subordinated Notes Issued 2007. The Company’s Senior Notes are the Company’s long-term indebtedness that rank senior to the Subordinated Notes Issued 2007.
Interest expense incurred in connection with the long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Interest expense incurred	$3	$4
10. FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2026, Everest Re had statutory admitted assets of approximately $32.1 billion which provides borrowing capacity in excess of $3.2 billion. As of March 31, 2026, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. Everest Re incurred interest expense of $10 million and $12 million for the three months ended March 31, 2026 and 2025, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of March 31, 2026, Everest Re had $1.4 billion of collateral pledged.

11. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	March 31, 2026	December 31, 2025
Collateral in trust for non-affiliated agreements	$690	$685
Collateral held on behalf of affiliates (1)	1,149	1,143
Collateral for FHLB borrowings	1,357	1,418
Securities on deposit with or regulated by government authorities	1,398	1,417
Funds held by reinsureds	388	372
Total restricted assets	$4,981	$5,035
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
Restricted cash is included in cash on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company had restricted cash of $49 million and $25 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements.
The Company entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2021-1 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	150	Occurrence
Series 2021-1 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2021-1 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	4/8/2021	4/20/2026	90	Aggregate
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-2 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
	Total available limit as of March 31, 2026			$1,530
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
12. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company considers the status of these proceedings when determining its reserves for unpaid loss and LAE.
Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.
13. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2026
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$(236)	$48	$(188)
Reclassification of net realized losses (gains) included in net income (loss)	—	—	—
Foreign currency translation adjustments	(13)	3	(10)
Reclassification of amortization of net gain (loss) included in net income (loss)	—	—	—
Total other comprehensive income (loss)	$(250)	$51	$(199)
(Some amounts may not reconcile due to rounding)

	Three Months Ended March 31, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$196	$(41)	$155
Reclassification of net realized losses (gains) included in net income (loss)	3	(1)	2
Foreign currency translation adjustments	14	(3)	11
Reclassification of amortization of net gain (loss) included in net income (loss)	—	—	—
Total other comprehensive income (loss)	$212	$(45)	$168
(Some amounts may not reconcile due to rounding)
The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

(Dollars in millions)	Three Months Ended March 31,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2026	2025

URA(D) of securities	$—	$3	Other net gains (losses) on investments
	—	(1)	Income tax expense (benefit)
	$—	$2	Net income (loss)

Benefit plan net gain (loss)	$—	$—	Other underwriting expenses
	—	—	Income tax expense (benefit)
	$—	$—	Net income (loss)
(Some amounts may not reconcile due to rounding)

The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Beginning balance of URA(D) of securities	$(9)	$(393)
Current period change in URA(D) of securities - non-credit related	(188)	157
Ending balance of URA(D) of securities	(197)	(236)

Beginning balance of foreign currency translation adjustments	33	(24)
Current period change in foreign currency translation adjustments	(10)	11
Ending balance of foreign currency translation adjustments	22	(13)

Beginning balance of benefit plan net gain (loss)	6	16
Current period change in benefit plan net gain (loss)	—	—
Ending balance of benefit plan net gain (loss)	6	16

Ending balance of accumulated other comprehensive income (loss)	$(169)	$(232)
(Some amounts may not reconcile due to rounding.)
14. RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Holdings for the periods indicated. These transactions are presented as Notes Payable – Affiliated in the Consolidated Balance Sheet of Holdings. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				March 31, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.30% Long-term Note	12/23/2024	12/23/2027	$600	$600	$609	$600	$615
(Some amounts may not reconcile due to rounding.)
Interest expense recognized in connection with long-term note agreements is as follows for the periods indicated:

			Three Months Ended March 31,
(Dollars in millions)	Interest Received	Receivable Dates	2026	2025
4.30% Long-term Note	semi-annually	June 30 and December 31	6	6
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

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Dividends received on preferred stock of affiliate	$8	$8

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
The following table presents the expenses incurred by Holdings from services provided by Global Services for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Expenses incurred	70	49
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
The table below summarizes total premiums written and earned and incurred losses and LAE ceded to and assumed from affiliates for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Written premiums:
Assumed	24	24
Ceded	(130)	(180)

Premiums earned:
Assumed	28	20
Ceded	(89)	(90)

Incurred losses and LAE:
Assumed	(8)	(3)
Ceded	—	(3)
Transactions with Bermuda Entities
Effective January 1, 2018, Everest Re entered into a twelve-month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re, that is renewed annually. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023, and the agreement for the 2020 effective year was commuted during the third quarter of 2025. The commutation of the 2020 agreement resulted in the recognition of an incurred gain of $10 million for Everest Re in the third quarter of 2025. The stop loss agreement was most recently renewed effective January 1, 2026. Beginning in 2025, Bermuda Re and Everest International are co-participants with 70% and 30% participation shares, respectively. As of March 31, 2026 and December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $24 million and $24 million, respectively, in connection with the aggregate stop loss agreement.
Everest Re had whole account quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of March 31, 2026 and December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $510 million and $443 million, respectively, in connection with these agreements.
Everest Re had whole account quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of March 31, 2026 and as of December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $6 million and $6 million, respectively, in connection with these agreements.
Everest Re (Canadian Branch) had quota share reinsurance agreements in place with the Company from 2007 through the end of 2017. Quota share percentages ranged from 60% to 75% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re (Canadian Branch) and the Company were not renewed and the existing quota shares were put into run-off. During the second quarter of 2025, the quota share reinsurance agreements between Everest Re (Canadian Branch) and the Company were commuted effective June 30, 2025; the commutation loss recognized by the Company upon settlement was not significant.
Effective October 1, 2008, the Company entered into a loss portfolio transfer (“LPT”) agreement with Everest Re that covers subject loss reserves related to casualty business for accident years 2002 to 2007. As a result of the LPT agreement, the Company transferred $747 million of loss reserves to Bermuda Re. During the fourth quarter of 2025, the LPT agreement between Everest Re and Bermuda Re was commuted effective December 1, 2025 and a $6 million loss was recognized by Everest Re upon settlement.
Effective December 31, 2017, Everest Re entered into an LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior subject to retention. As a result of the LPT agreement, the Company transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re will provide an additional $500 million of adverse development coverage on the subject loss reserves. During the fourth quarter of 2025, this additional LPT agreement between Everest Re and Bermuda was commuted effective December 1, 2025 and the loss recognized by Everest Re upon settlement was not significant.
Everest Assurance entered into a continuous, 100% whole account quota share reinsurance agreement with Bermuda Re effective January 1, 2018. This agreement covers life business and is renewable until terminated. As of March 31, 2026 and as of December 31, 2025, related balance sheet amounts were not significant.
Everest Re entered into a catastrophe excess of loss contract with Bermuda Re effective January 1, 2025 through December 31, 2025. The contract provides Everest Re up to $300 million of reinsurance coverage in excess of $2.0 billion for hurricane perils and in excess of $1.3 billion for earthquake events. Everest Re will pay Bermuda Re $54 million for this coverage. This agreement was amended effective July 1, 2025 to provide Everest Re up to $500 million of reinsurance coverage in excess of $2.0 billion for hurricane perils and in excess of $1.3 billion for earthquake events. This contract was most recently renewed effective January 1, 2026. As of March 31, 2026 and as of December 31, 2025, related balance sheet amounts were not significant.
Transactions with Other Affiliates
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Insurance (Ireland), dac (“Ireland Insurance”) effective January 1, 2021 through December 31, 2021. This contract has been renewed annually since inception. The contract provides Ireland Insurance with up to €750 million of reinsurance coverage for each catastrophe occurrence above €15 million. Ireland Insurance paid Everest Re €15 million and €26 million for treaty years 2026 and 2025 for this coverage. This contract was most recently renewed effective January 1, 2026. As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables of $27 million and $23 million, respectively, recorded on its balance sheet due from Ireland Insurance.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Reinsurance Company (Ireland), dac (“Ireland Re”), effective February 1, 2021 through January 31, 2022. This contract has been renewed annually since inception. The contract provides Ireland Re with up to €125 million of reinsurance coverage for each catastrophe occurrence above €18 million. Ireland Re paid Everest Re €9 million and €9 million for treaty years 2026 and 2025 for this coverage. This agreement was most recently renewed effective February 1, 2026. As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables of $13 million and $11 million, respectively, recorded on its balance sheet due from Ireland Re.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective June 1, 2022 through March 31, 2023. This contract has been renewed annually since inception. The contract provides Lloyd’s Syndicate 2786 with up to $40 million of reinsurance coverage for each catastrophe occurrence above $8 million. Lloyd’s Syndicate 2786 paid Everest Re $4 million for this coverage. This contract was most recently renewed effective April 1, 2025, and was not renewed in 2026. As of December 31, 2025, the Company had reinsurance recoverables of $3 million recorded on its balance sheet due from Lloyd’s Syndicate 2786. As of March 31, 2026, related balance sheet amounts were not significant.
Everest Re entered into a per event excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective July 1, 2025 through June 30, 2026. The contract provides Lloyd’s Syndicate 2786, with up to $8 million of reinsurance coverage for each catastrophe occurrence above $3 million. Lloyd’s Syndicate 2786 will pay Everest Re $0.4 million for this coverage annually. As of March 31, 2026 and December 31, 2025, amounts outstanding were not significant.
Everest Re (Canadian Branch) entered into an excess of loss reinsurance agreement with Everest Insurance Company of Canada (“Everest Canada”), effective January 1, 2024 through December 31, 2024. This contract has been renewed annually since inception. This contract provides Everest Canada with up to C$270 million of reinsurance coverage for each catastrophe occurrence above C$25 million. Everest Canada will pay Everest Re (Canadian Branch) C$9 million for this coverage annually. This agreement was most recently renewed January 1, 2026. As of March 31, 2026 and December 31, 2025, balance sheet amounts were not significant.
Everest Re entered into a whole account quota share reinsurance agreement with Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), effective July 1, 2025 through June 30, 2026. This agreement covers property and casualty business. Quota share percentages vary based on the line of business for the premium written. As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables of $13 million and $10 million, respectively, recorded on its balance sheet due from Everest Colombia.
Everest Re entered into a 99.0% whole account quota share reinsurance agreement with Compañía General de Seguros Everest Mexico (“Everest Mexico”), effective July 1, 2024 through June 30, 2025. This contract has been renewed annually since inception. This agreement covers property and casualty business. Effective January 1, 2025, the quota share percentage was amended to 99.7% for real estate fund business and 99% for all remaining lines of property and casualty business. This agreement was most recently renewed July 1, 2025. As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables of $14 million and $12 million, respectively, recorded on its balance sheet due from Everest Mexico.
Everest Re entered into a catastrophe excess of loss reinsurance agreement with Everest Compañía de Seguros Generales Chile S.A. (“Everest Chile”), effective July 1, 2022 through June 30, 2023. This contract has been renewed annually since inception. The contract provides Everest Chile with up to $180 million of reinsurance coverage for each catastrophe occurrence above $7 million. Everest Chile will pay Everest Re $7 million for this coverage annually. This agreement was most recently renewed July 1, 2025. As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables of $12 million and $13 million, respectively, recorded on its balance sheet due from Everest Chile.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. This contract has been renewed annually since inception. The contract provides Bermuda Re (UK Branch) with up to £130 million of reinsurance coverage for each catastrophe occurrence above £27 million. Bermuda Re (UK Branch) paid Everest Re £5 million and £7 million for treaty years 2026 and 2025, respectively, for this coverage. This contract was most recently renewed effective January 1, 2026. As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables of $9 million and $7 million, respectively, recorded on its balance sheet due from Bermuda Re (UK Branch).
Everest Re entered into a per risk and per occurrence and excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective July 1, 2025 through June 30, 2026. The contract provides Everest International - Australia Branch with up to A$65 million of reinsurance coverage for each risk or occurrence above A$8 million. Everest International - Australia Branch will pay Everest Re A$11 million for the coverage annually. As of March 31, 2026 and December 31, 2025, related balance sheet amounts were not significant.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International - Australia Branch, effective February 1, 2025 through June 30, 2025. The contract provides Everest International - Australia Branch, with up to A$167 million of reinsurance coverage for each catastrophe occurrence above A$73 million. Everest International - Australia Branch will pay Everest Re A$4 million for this coverage annually. The contract was most recently renewed effective July 1, 2025. As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables of $5 million and $4 million, respectively, recorded on its balance sheet due from Everest International - Australia Branch.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International Reinsurance - Singapore Branch, effective July 1, 2025 through December 31, 2025. This contract was most recently renewed effective January 1, 2026. The contract provides Everest International Reinsurance - Singapore Branch, with up to 85S$ million of aggregate reinsurance coverage for subject ultimate net loss from loss occurrences above 9S$ million. Everest International Reinsurance - Singapore Branch will pay Everest Re 2S$ million for this coverage biannually. As of March 31, 2026 and December 31, 2025 , the Company had reinsurance recoverables of $2 million and $1 million on its balance sheet due from Everest International Reinsurance - Singapore Branch.
Everest Re entered into a 65% whole account quota share reinsurance agreement with Everest Chile, effective July 1, 2022 through June 30, 2023. The contract was not renewed and is in run-off as of December 31, 2024. As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables of $10 million and $11 million, respectively, recorded on its balance sheet due from Everest Chile.
In 2013, Group established Mt. Logan Re, Ltd. (“Mt. Logan Re”), which is a collateralized insurer based in Bermuda. Mt. Logan Re then established separate segregated accounts for its business activity, which invest in a diversified set of catastrophe exposures.
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

(Dollars in millions)	Three Months Ended March 31,
Mt. Logan Re Segregated Accounts	2026	2025
Ceded written premiums	$101	$146
Ceded earned premiums	101	107
Ceded losses and LAE	18	113
15. INCOME TAXES
The Company is domiciled in the United States and has subsidiaries domiciled within the United States with significant branches in Canada, India and Singapore. The Company’s non-U.S. branches are subject to income taxation at varying rates in their respective domiciles.
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
In December 2023, the FASB issued Accounting Standard Update 2023-09, “Improvements to Income Tax Disclosures”, which the Company has adopted effective January 1, 2025, on a prospective basis. ASU 2023-09 enhances the transparency of income tax reporting by requiring, among other items, further disaggregation of the rate reconciliation and additional information on income taxes paid by jurisdiction. The adoption of the update did not have an impact on our results of operations, financial condition, or cash flows.
On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
16. SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. No material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Effective January 1, 2026, we changed our reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for the Commercial Retail Insurance business in certain geographic regions to AIG. This reflects our sharpened focus on its core global Reinsurance Treaty business as well as the Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, we revised the presentation of reportable segments to appropriately reflect how the business segments are now managed.
Our Legacy segment primarily includes the divested parts of our commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off asbestos and environmental exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for finite period in 2026. As a result, the Company has three reportable segments, however, only two that actively sell products, Reinsurance Treaty and Global Wholesale & Specialty, consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three months ended March 31, 2026. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s most recent Form 10-K filing.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Group Sale of Canadian Commercial Retail Insurance Operations
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of Group, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with The Wawanesa Mutual Insurance Company, a mutual insurance company existing under the Insurance Companies Act (Canada) (“Buyer”), pursuant to which EUGIL agreed to sell to Buyer, or a Canadian affiliate thereof, all of the outstanding shares of capital of Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and a wholly owned subsidiary of EUGIL, representing Group’s Canadian Commercial Retail Insurance operations for C$140 million, subject to adjustment. The closing of the transaction pursuant to the Purchase Agreement is subject to the satisfaction of customary closing conditions, including the receipt of antitrust approval from the Commissioner of Competition and insurance regulatory approval from the Minister of Finance (Canada).
In connection with the Purchase Agreement, (i) Everest Canada will enter into a loss portfolio transfer reinsurance agreement with Everest Reinsurance Company - Canadian Branch, a Delaware reinsurance company and affiliate of EUGIL (“ERC - Canadian Branch”), pursuant to which ERC - Canadian Branch will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction, (ii) EUGIL or an affiliate thereof and Buyer or an affiliate thereof will enter into a transition services agreement for specified transition services to be provided to Buyer and its affiliates and (iii) EUGIL and its affiliates, on the one hand, and Buyer and its affiliates, on the other hand, will enter into such other ancillary agreements as contemplated in the Purchase Agreement. Upon execution of the loss portfolio transfer reinsurance agreement described in item (i), Group assets held-for-sale would be comprised of only investments and cash at the time of the transaction close.
The transaction is anticipated to close in the second half of 2026, pursuant to customary regulatory approvals and closing conditions.
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
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising from substantially all of the Ceding Companies’ North American liabilities within the Insurance and Other segments (“Subject Business”) up to a gross limit of $1.2 billion. Certain liabilities are excluded from the subject business, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Other segment. At the time the Ceding Companies entered into the agreement, the carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.4 billion.
The adverse development cover (“ADC”) is composed of three layers. The first layer is an “in the money” layer whereby the ADC attachment point was $1.25 billion below Group’s North American Insurance and Other segment liability subject reserves of $5.4 billion held as of September 30, 2025. The second layer is $700 million in excess of the $5.4 billion. The Ceding Companies transferred $1.25 billion of in-the-money reserves in consideration for the first two layers upon closing of the transaction, of which $1.00 billion was attributable to the Company. The third layer is $500 million, for which the Ceding Companies paid approximately $122 million of consideration upon closing of the transaction, of which $44 million was attributable to the Company. The Ceding Companies have a co-participation of $100 million in each of the second and third layers. For more details, see Form 8-K filed by Group with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.20 and 10.21 to the Company’s Annual Report on Form 10-K. The total covered losses ceded to State National Reinsurer by the Ceding Companies as of March 31, 2026 and December 31, 2025 were $1.25 billion and $1.25 billion, of which $1.00 billion and $1.00 billion are attributable to the Company, respectively. The aggregated unexpired limit for State National Reinsurer as of March 31, 2026 and December 31, 2025 was $598 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of March 31, 2026 and December 31, 2025 was $400 million.
Sale of Certain Commercial Retail Insurance Renewal Rights
On October 26, 2025, Group entered into definitive agreements with AIG to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million, of which $170 million was attributable to the Company.
The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of agreed-upon year-end renewals as agreed between the Company and the Buyer.
Under the agreements, AIG agreed to pay Group a total of $10 million per month for nine months starting January 1, 2026 for specified transition services, of which the Company will receive $7 million per month. For more details, see the Current Report on Form 8-K filed by Group with the SEC on October 28, 2025 and the Master Transaction Agreements incorporated by reference in Exhibits 10.22 and 10.23 to the Company’s Annual Report on Form 10-K.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended March 31,		Percentage Increase/ (Decrease)
(Dollars in millions)	2026	2025
Gross written premiums	$2,223	$2,756	(19.3)%
Net written premiums	1,805	2,045	(11.7)%

REVENUES:
Premiums earned	$2,097	$2,282	(8.1)%
Net investment income	362	318	13.5%
Net gains (losses) on investments	(30)	95	NM
Other income (expense)	(2)	(13)	(86.5)%
Total revenues	2,427	2,683	(9.5)%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,231	1,869	(34.1)%
Commission, brokerage, taxes and fees	495	489	1.1%
Other underwriting expenses	119	149	(20.5)%
Corporate expenses	13	7	84.8%
Interest, fees and bond issue cost amortization expense	42	44	(4.8)%
Total claims and expenses	1,900	2,558	(25.8)%

INCOME (LOSS) BEFORE TAXES	528	124	NM
Income tax expense (benefit)	95	24	NM
NET INCOME (LOSS)	$433	$100	NM

RATIOS:			Point Change
Loss ratio	58.7%	81.9%	(23.2)
Commission and brokerage ratio	23.6%	21.4%	2.2
Other underwriting expense ratio	5.7%	6.6%	(0.9)
Combined ratio	88.0%	109.9%	(21.9)

	At March 31,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2026	2025
Balance sheet data:
Total investments and cash	$29,035	$29,122	(0.3)%
Total assets	39,363	39,550	(0.5)%
Reserve for losses and loss adjustment expenses	21,298	21,336	(0.2)%
Total unaffiliated debt	3,589	3,589	—%
Total liabilities	30,628	31,048	(1.4)%
Stockholder's equity	8,736	8,501	2.8%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)
Revenues.
Premiums. Gross written premiums decreased by 19.3% to $2.2 billion for the three months ended March 31, 2026, compared to $2.8 billion for the three months ended March 31, 2025, reflecting a $337 million, or 85.2%, decrease in our Legacy segment business, a $174 million, or 9.8%, decrease in our Reinsurance Treaty business and a $22 million, or 3.8%, decrease in our Global Wholesale & Specialty business.
The decrease in Legacy premiums was primarily driven by the non-renewal of commercial retail business globally as well as remaining lines of business that have been previously discontinued. The decrease in Global Wholesale & Specialty premiums was primarily driven by decreases in property/short tail, workers’ compensation and specialty casualty businesses, partially offset with increases in accident and health and specialty lines. The decrease in Reinsurance Treaty premiums was primarily driven by portfolio actions on casualty pro rata business, lower reinstatement premium and declining property rates in the second half of the prior year and into the first quarter of 2026.
Net written premiums decreased by 11.7% to $1.8 billion for the three months ended March 31, 2026, compared to $2.0 billion for the three months ended March 31, 2025, primarily driven by a decrease in Legacy premiums driven by the non-renewal of retail business globally as well as remaining lines of business that have been previously discontinued, offset by a decrease in cessions to affiliated Bermuda entities.
Premiums earned decreased by 8.1% to $2.1 billion for the three months ended March 31, 2026, compared to $2.3 billion for the three months ended March 31, 2025. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period, whereas lower base premium written in 2025 is being earned throughout the 2026 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Other Income (Expense). We recorded other expense of $2 million and $13 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates and an increase in expenses related to the 2025 Renewal Rights Sale of $5 million which primarily related to additional severance and retention expenses. We recognized foreign currency exchange expense of $8 million for the three months ended March 31, 2026 and foreign currency exchange expense of $13 million for the three months ended March 31, 2025.
The following table shows the components of other income (expense) for the periods indicated:

	Three Months Ended
(Dollars in millions)	2026	2025
Foreign currency exchange income (expense)	$(8)	$(13)
Gain on pension plan settlement	—	—
Transaction-related income (expense)	(5)	—
Gain (loss) from sale of sports and leisure business	—	—
Other	12	1
Total other income (expense)	$(2)	$(13)
Net Investment Income. Refer to Consolidated Investments Results Section below.
Net Gains (Losses) on Investments. Refer to Consolidated Investments Results Section below.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and loss LAE for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,266	60.4%		$(24)	(1.1)%		$1,242	59.2%
Catastrophes	54	2.6%		(64)	(3.1)%		(10)	(0.5)%
Total	$1,320	62.9%		$(88)	(4.2)%		$1,231	58.7%

2025
Attritional	$1,394	61.1%		$(3)	(0.1)%		$1,391	61.0%
Catastrophes	479	21.0%		(2)	(0.1)%		478	20.9%
Total	$1,873	82.1%		$(5)	(0.2)%		$1,869	81.9%

Variance 2026/2025
Attritional	$(128)	(0.7)	pts	$(21)	(1.0)	pts	$(149)	(1.8)	pts
Catastrophes	(426)	(18.4)	pts	(62)	(3.0)	pts	(488)	(21.4)	pts
Total	$(554)	(19.2)	pts	$(84)	(4.0)	pts	$(637)	(23.2)	pts
Incurred losses and LAE decreased by 34.1% to $1.2 billion for the three months ended March 31, 2026, compared to $1.9 billion for the three months ended March 31, 2025, primarily due to a decrease of $426 million in current year catastrophe losses, a decrease of $128 million in current year attritional losses, an increase in favorable development on prior year catastrophe losses of $62 million and an increase in favorable development on prior year attritional losses of $21 million.
The decrease in current year attritional losses was mainly due to the impact of the decrease in premiums earned and the impact of change in business mix. The increase in favorable development on prior year attritional losses of $21 million was primarily driven by Reinsurance Treaty favorable development on prior year attritional losses of $24 million due to release of well-seasoned reserves in property lines of business.
The current year catastrophe losses of $54 million for the three months ended March 31, 2026 related to the 2026 Winterstorm Fern ($27 million), the 2026 U.S. Winter Weather Events ($20 million) and the 2026 Middle East Conflict ($7 million). The current year catastrophe losses of $479 million for the three months ended March 31, 2025 related to the 2025 Southern California wildfires ($460 million) and Myanmar earthquake ($20 million). For the three months ended March 31, 2026, the favorable development on prior year catastrophe losses was mainly related to reserves released related to various well-seasoned 2023 and 2024 events, as well as 2025 Southern California wildfires reserves related to marine business.
Catastrophe losses and loss expenses typically have a material effect on our incurred losses and LAE results and can vary significantly from period to period. Losses from natural catastrophes contributed 0.5 percentage points to the combined ratio in three months ended March 31, 2026, compared to 20.9 percentage points for the three months ended March 31, 2025.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased to $495 million for the three months ended March 31, 2026, compared to $489 million for the three months ended March 31, 2025. The slight 1.1% increase was mainly due higher brokerage rates and changes in the mix of business.
Other Underwriting Expenses. Other underwriting expenses decreased to $119 million for the three months ended March 31, 2026, compared to $149 million for the three months ended March 31, 2025. The decrease in other underwriting expenses was mainly due to the impact of the decrease in premiums earned and $21 million of transition services expense reimbursement from AIG related to the Sale of Certain Commercial Retail Insurance Renewal Rights.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $13 million and $7 million for the three months ended March 31, 2026 and 2025, respectively. The increase in Corporate expenses was primarily due to professional fees associated with certain corporate initiatives.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense was $42 million and $44 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from the Federal Home Loan Bank of New York (“FHLBNY”).
Income Tax Expense (Benefit). We had income tax expense of $95 million and $24 million for the three months ended March 31, 2026, and 2025, respectively. Income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.
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
On July 4, 2025, The One Big Beautiful Bill was signed into law. The One Big Beautiful Bill did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of The One Big Beautiful Bill.
On January 5, 2026, the OECD released Administrative Guidance containing the side-by-side (SbS) package on the OECD’s global minimum tax. The SbS Administrative Guidance introduced, among other things, new safe harbors, including a SbS safe harbor for multi-national groups headquartered in certain eligible jurisdictions, now limited to the US. Qualification for this safe harbor would exempt companies from the OECD global minimum tax. We expect additional Administrative Guidance in the future providing implementation guidance on the SbS. Accordingly, the OECD’s global minimum tax could be subject to further changes that will continue to cause uncertainties related to income taxes payable by our company.
Net Income (Loss).
Our net income was $433 million and $100 million, for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by underwriting income of $252 million, compared to underwriting loss of $226 million in 2025, and an increase in net investment income of $43 million, partially offset by net losses on investments of $30 million compared to net gains on investments of $95 million in 2025.
Ratios.
Our combined ratio decreased by 21.9 points to 88.0% for the three months ended March 31, 2026, compared to 109.9% for the three months ended March 31, 2025. The current year decrease is primarily due to lower current year catastrophe losses, favorable development on prior year catastrophe losses and a decrease in other underwriting expenses. For further details, please refer to the analysis of combined ratio components below.
The loss ratio component decreased by 23.2 points to 58.7% for the three months ended March 31, 2026, compared to 81.9% for the three months ended March 31, 2025 mainly due to a decrease of $426 million in current year catastrophe losses, a $128 million decrease in current year attritional losses and favorable development of prior year catastrophe losses of $64 million.
The commission and brokerage ratio components increased slightly to 23.6% for the three months ended March 31, 2026, compared to 21.4% for the three months ended March 31, 2025 primarily due to higher brokerage rates and mix of business.
The other underwriting expense ratios decreased by 0.9 points to 5.7% for the three months ended March 31, 2026, compared to 6.6% for the three months ended March 31, 2025.

Stockholder’s Equity.
Stockholder’s equity increased by $234 million to $8.7 billion at March 31, 2026 from $8.5 billion at December 31, 2025, principally as a result of $433 million of net income, partially offset by $188 million of net unrealized depreciation on fixed income available for sale securities, net of tax, and $10 million of net foreign currency translation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 13.5% to $362 million for the three months ended March 31, 2026, compared to $318 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was primarily the result of an increase of $55 million in limited partnership income and an increase of $7 million in income from other alternative investments, partially offset by a decrease of $13 million in income from short-term investments and cash. The limited partnership income primarily reflects changes in their reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Fixed maturities	$263	$265
Equity securities	2	1
Short-term investments and cash	14	27
Other invested assets
Limited partnerships	46	(8)
Dividends from preferred shares of affiliate	8	8
Other	37	30
Gross investment income before adjustments	370	322
Funds held interest income (expense)	—	4
Gross investment income	370	326
Investment expenses	8	8
Net investment income	$362	$318
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Annualized pre-tax yield on average cash and invested assets	4.9%	4.7%
Annualized after-tax yield on average cash and invested assets	4.0%	3.8%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$8	$2	$6
Losses	(21)	(3)	(18)
Total	(13)	(1)	(12)

Fixed maturity securities - held to maturity
Gains	—	—	—
Losses	—	(1)	1
Total	—	(1)	1

Equity securities
Gains	—	—	—
Losses	—	—	—
Total	—	—	—

Total net realized gains (losses) from dispositions
Gains	8	2	6
Losses	(21)	(4)	(17)
Total	(13)	(2)	(11)

Allowance for credit losses	13	(1)	14

Gains (losses) from fair value adjustments
Equity securities	(7)	(1)	(5)
Other invested assets	(23)	99	(123)
Total	(30)	98	(128)

Total net gains (losses) on investments	$(30)	$95	$(125)
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended March 31, 2026 primarily relate to net losses from fair value adjustments of $30 million and net realized losses from dispositions of investments of $13 million, offset by a $13 million decrease in allowance for credit losses.
Segment Results.
Our three reportable segments, Reinsurance Treaty and Global Wholesale & Specialty and Legacy, each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to our chief operating decision maker (“CODM”), the President and Chief Executive Officer of Everest Group, Ltd., who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. We report the results of our operations consistent with the manner in which our CODM reviews the business.
Effective January 1, 2026, the Company changed its reportable segments to: Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business to American International Group, Inc. This reflects the Company's sharpened focus on its core global Reinsurance Treaty business as well as its Global Wholesale & Specialty Insurance businesses, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed.

Our Legacy segment primarily includes the divested parts of our commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off asbestos and environmental exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for finite period in 2026. As a result, the Company has three reportable segments, however, only two that actively sell products, Reinsurance Treaty and Global Wholesale & Specialty, consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.
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
The following discusses the underwriting results for each of our segments for the periods indicated, excluding the impact of reinsurance with its affiliated Bermuda entities. In the three months ended March 31, 2026, the impact of reinsurance with its affiliated Bermuda entities was an underwriting loss of $89 million that was driven by ceded written premiums of $130 million, ceded earned premiums of $89 million and no incurred losses. In the three months ended March 31, 2025, the impact of reinsurance with its affiliated Bermuda entities was an underwriting loss of $113 million which was driven by ceded written premiums of 206 million, ceded earned premiums of $116 million and ceded incurred losses and LAE of $3 million. See Note 7 of the Notes to the consolidated financial statements for further details.

Reinsurance Treaty.
The following table presents the underwriting results and ratios for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Variance	% Change
Gross written premiums	$1,593	$1,767	(174)	(9.8)%
Net written premiums	1,393	1,414	(22)	(1.5)%

Premiums earned	$1,394	$1,450	$(56)	(3.8)%
Incurred losses and LAE	673	1,197	(524)	(43.8)%
Commission and brokerage	359	352	7	2.0%
Other underwriting expenses	34	38	(4)	(11.6)%
Underwriting gain (loss)	$329	$(137)	$466	NM

				Point Chg
Loss ratio	48.3%	82.6%		(34.3)
Commission and brokerage ratio	25.7%	24.2%		1.5
Other underwriting expense ratio	2.4%	2.7%		(0.2)
Combined ratio	76.4%	109.5%		(33.0)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 9.8% to $1.6 billion for the three months ended March 31, 2026 from $1.8 billion for the three months ended March 31, 2025. The decrease was primarily driven by portfolio actions on casualty pro rata business, lower reinstatement premium and declining property rates in the second half of the prior year and into the first quarter of 2026.
Net written premiums decreased by 1.5% to $1.4 billion for the three months ended March 31, 2026 from $1.4 billion for the three months ended March 31, 2025 which is consistent with the change in gross written premiums as well as impact of seasonality of Mt. Logan premium cessions.
Premiums earned decreased by 3.8% to $1.4 billion for the three months ended March 31, 2026, compared to $1.4 billion for the three months ended March 31, 2025. The change in premiums earned relative to net written premiums is the result of timing of earning in comparison with writing.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$727	52.1%		$(24)	(1.7)%		703	50.4%
Catastrophes	32	2.3%		(62)	(4.4)%		(30)	(2.2)%
Total Segment	$759	54.4%		$(86)	(6.2)%		$673	48.3%

2025
Attritional	$736	50.8%		$—	—%		736	50.8%
Catastrophes	463	31.9%		(1)	(0.1)%		461	31.8%
Total Segment	$1,199	82.7%		$(1)	(0.1)%		$1,197	82.6%

Variance 2026/2025
Attritional	$(9)	1.4	pts	$(24)	(1.7)	pts	$(33)	(0.4)	pts
Catastrophes	(431)	(29.6)	pts	(61)	(4.3)	pts	(491)	(34.0)	pts
Total Segment	$(440)	(28.2)	pts	$(85)	(6.1)	pts	$(524)	(34.3)	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 43.8% to $673 million for the three months ended March 31, 2026, compared to $1.2 billion for the three months ended March 31, 2025. The decrease was driven by a decrease of $431 million in current year catastrophe losses, an increase in favorable development on prior year catastrophe losses of $61 million, an increase of favorable development on prior year attritional losses of $24 million and a decrease of $9 million in current year attritional losses.
The decrease in current year attritional losses was mainly related to the impact of change in business mix. The increase in favorable development on prior year attritional losses of $24 million was primarily due to release of well-seasoned reserves in property lines of business.
The current year catastrophe losses of $32 million for the three months ended March 31, 2026 related primarily to 2026 Winterstorm Fern ($15 million), the 2026 U.S. Winter Weather Events ($10 million) and the 2026 Middle East Conflict ($7 million). The current year catastrophe losses of $463 million for the three months ended March 31, 2025 related primarily to the 2025 Southern California wildfires ($443 million) and Myanmar earthquake ($20 million). For the three months ended March 31, 2026, the favorable development on prior year catastrophe losses was mainly related to reserves released for various well seasoned 2023 and 2024 events, as well as 2025 Southern California wildfires reserves related to marine business.
Segment Expenses. Commission and brokerage expense increased by 2.0% to $359 million for the three months ended March 31, 2026, compared to $352 million for the three months ended March 31, 2025. The increase was mainly due to changes in the mix of business. Segment other underwriting expenses decreased to $34 million for the three months ended March 31, 2026 from $38 million for the three months ended March 31, 2025. The decrease was mainly due to expense management.
Global Wholesale & Specialty.
The following table presents the underwriting results and ratios for the Global Wholesale & Specialty segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Variance	% Change
Gross written premiums	$571	$594	$(22)	(3.8)%
Net written premiums	506	522	(16)	(3.0)%

Premiums earned	$537	$570	$(33)	(5.8)%
Incurred losses and LAE	336	374	(39)	(10.3)%
Commission and brokerage	117	115	2	2.1%
Other underwriting expenses	60	43	17	39.1%
Underwriting gain (loss)	$24	$37	$(14)	(36.7)%

				Point Chg
Loss ratio	62.5%	65.7%		(3.2)
Commission and brokerage ratio	21.8%	20.1%		1.7
Other underwriting expense ratio	11.3%	7.6%		3.7
Combined ratio	95.6%	93.4%		2.2
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 3.8% to $571 million for the three months ended March 31, 2026, compared to $594 million for the three months ended March 31, 2025. The decrease in Global Wholesale & Specialty premiums was primarily driven by declines in property/short-tail business within the Latin America facultative businesses, partially offset with increases in accident and health and specialty lines.
Net written premiums decreased by 3.0% to $506 million for the three months ended March 31, 2026, compared to $522 million for the three months ended March 31, 2025. The decrease was in line with decreases in gross written premium in addition to underlying business mix.

Premiums earned decreased 5.8% to $537 million for the three months ended March 31, 2026, compared to $570 million for the three months ended March 31, 2025. The change in premiums earned relative to net written premiums was primarily the result of timing as the higher base premium written in 2024 is being earned through the 2025 period, whereas lower base premium written in 2025 is being earned throughout the 2026 period; premiums are earned ratably over the coverage period whereas written premiums are generally recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Global Wholesale & Specialty segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$323	60.1%		$—	—%		323	60.1%
Catastrophes	13	2.4%		—	—%		13	2.4%
Total Segment	$336	62.5%		$—	—%		$336	62.5%

2025
Attritional	$363	63.6%		$—	—%		363	63.6%
Catastrophes	14	2.5%		(3)	(0.4)%		12	2.1%
Total Segment	$377	66.1%		$(3)	(0.4)%		$374	65.7%

Variance 2026/2025
Attritional	$(40)	(3.5)	pts	$—	—	pts	$(40)	(3.5)	pts
Catastrophes	(1)	(0.1)	pts	3	0.4	pts	1	0.3	pts
Total Segment	$(41)	(3.6)	pts	$3	0.4	pts	$(39)	(3.2)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 10.3% to $336 million for the three months ended March 31, 2026, compared to $374 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease of $40 million in current year attritional losses and a decrease in favorable development on prior year catastrophe losses of $3 million.
The decrease in current year attritional losses was mainly related to the impact of change in business mix and decrease in earned premiums discussed above.
The $13 million of current year catastrophe losses for the three months ended March 31, 2026 related to the 2026 Winterstorm Fern ($11 million) and 2026 U.S. Winter Weather Events ($2 million). The $14 million of current year catastrophe losses for the three months ended March 31, 2025, related to 2025 Southern California wildfires.
Segment Expenses. Commission and brokerage increased by 2.1% to $117 million for the three months ended March 31, 2026, compared to $115 million for the three months ended March 31, 2025. The increase was mainly due to the impact of changes in the mix of business. Segment other underwriting expenses increased to $60 million for the three months ended March 31, 2026, compared to $43 million for the three months ended March 31, 2025. The increase was mainly due to investment in people and technology.
Legacy.
The Legacy segment primarily includes the divested parts of our commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off asbestos and environmental exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for finite period in 2026.

The following table presents the underwriting results and ratios for the Legacy segment for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Variance	% Change
Gross written premiums	$59	$396	$(337)	(85.2)%
Net written premiums	36	315	(278)	(88.5)%

Premiums earned	$255	$378	$(122)	(32.4)%
Incurred losses and LAE	223	300	(77)	(25.7)%
Commission and brokerage	19	23	(4)	(18.5)%
Other underwriting expenses	24	68	(43)	(63.8)%
Underwriting gain (loss)	$(11)	$(13)	$2	(17.6)%
(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 85.2% to $59 million for the three months ended March 31, 2026, compared to $396 million for the three months ended March 31, 2025. Net written premiums decreased by 88.5% to $36 million for the three months ended March 31, 2026, compared to $315 million for the three months ended March 31, 2025. Premiums earned decreased by 32.4% to $255 million for the three months ended March 31, 2026, compared to $378 million for the three months ended March 31, 2025 mainly due to timing as portfolio actions from 2025 are earning into the current quarter. Premiums are expected to decrease as premiums earn and as the commercial retail insurance business is renewed with AIG under the previously announced renewal rights agreement.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Legacy segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$216	84.5%		$—	—%		216	84.5%
Catastrophes	9	3.5%		(2)	(0.8)%		7	2.7%
Total Segment	$225	88.0%		$(2)	(0.8)%		$223	87.2%

2025
Attritional	$295	78.2%		$—	—%		295	78.1%
Catastrophes	3	0.7%		2	0.5%		5	1.3%
Total Segment	$298	78.9%		$2	0.5%		$300	79.4%

Variance 2026/2025
Attritional	$(79)	6.4	pts	$—	—	pts	$(79)	6.4	pts
Catastrophes	6	2.8	pts	(4)	(1.4)	pts	2	1.4	pts
Total Segment	$(73)	9.2	pts	$(4)	(1.4)	pts	$(77)	7.8	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 25.7% to $223 million for the three months ended March 31, 2026, compared to $300 million for the three months ended March 31, 2025. The decrease was due to a decrease of $79 million in current year attritional losses, partially offset by an increase of $6 million in current year catastrophe losses.
The decrease in current year attritional loss ratio is primarily driven by a decrease in earned premium partially offset by higher loss selections within the North America Casualty lines of business. The $9 million of current year catastrophe losses for the three months ended March 31, 2026 related to the 2026 U.S. Winter Weather Events ($7 million) and 2026 Winterstorm Fern ($2 million). The $3 million of current year catastrophe losses for the three months ended March 31, 2025, related to 2025 Southern California wildfires.
Segment Expenses. Commission and brokerage decreased by 18.5% to $19 million for the three months ended March 31, 2026, compared to $23 million for the three months ended March 31, 2025. The decrease was mainly due to the decrease in premiums earned, due to the lines of business included in this segment primarily being in run-off. Segment other underwriting expenses decreased to $24 million for the three months ended March 31, 2026, compared to $68 million for the three months ended March 31, 2025. The decrease in other underwriting expenses is driven by the recognition of transition services expense reimbursement from AIG related to the Sale of Commercial Retail Insurance Renewal Rights in certain geographic regions.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at March 31, 2026 and December 31, 2025 was $8.7 billion and $8.5 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
Our main operating company, Everest Re, is regulated by the State of Delaware’s Department of Insurance. The regulatory body has its own capital adequacy models based on statutory capital as opposed to GAAP basis equity. Failure to meet the required statutory capital levels could result in various regulatory restrictions.
The regulatory targeted capital and the actual statutory capital for Everest Re were as follows:

	Everest Re (1)
	At December 31,
(Dollars in millions)	2025	2024
Actual capital	$8,856	$8,126
Regulatory targeted capital	$5,119	$4,799
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $124 million and $332 million for the three months ended March 31, 2026 and 2025, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2026 and December 31, 2025, we held cash and short-term investments of $1.6 billion and $2.1 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at March 31, 2026, we had $658 million of fixed maturity securities - available for sale maturing within one year or less, $4.8 billion maturing within one to five years and $4.7 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. We do not anticipate selling a significant amount of securities to pay losses and LAE. At March 31, 2026, we had $223 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $410 million of pre-tax unrealized depreciation and $187 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations, which reflects the strength of overall pricing, as well as the growth in business written. However, given the reserve strengthening in U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines and catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as claim payments are made. However, as indicated above, the Company has access to ample liquidity to settle its claims including any payments due for its catastrophe bond program.
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of March 31, 2026, Everest Re had statutory admitted assets of approximately $32.1 billion which provides borrowing capacity of up to approximately $3.2 billion. As of March 31, 2026, Everest Re had $1.0 billion of borrowings outstanding that begin to expire in 2026. See Note 9 – Federal Home Loan Bank Membership to the Notes to the consolidated financial statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $29.0 billion cash and invested assets portfolio at March 31, 2026 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $6.6 billion of mortgage-backed securities in the $21.8 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
The table below displays the potential impact of fair value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1.2 billion of short-term investments) for the period indicated based on upward and downward parallel shifts of 100 and 200 basis points in interest rates. The market value change under the various interest rate change scenarios was estimated by taking duration into account, with modeling done at the individual security level.

	Impact of Interest Rate Shift in Basis Points At March 31, 2026
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$24,648	$23,871	$23,044	$22,167	$21,241
Fair Value Change from Base (%)	7.0%	3.6%	—%	(3.8)%	(7.8)%
Change in Unrealized Appreciation
After-tax from Base ($)	$1,267	$653	$—	$(692)	$(1,424)
We had $21.3 billion and $21.3 billion of gross reserves for losses and LAE as of March 31, 2026 and December 31, 2025, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company considers the status of these proceedings when determining its reserves for unpaid loss and LAE.
Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 31, 2026.
Mark Kociancic, the Company’s prior Executive Vice President and Chief Financial Officer, retired from his role on April 30, 2026. During the transition period between Mr. Kociancic’s retirement and the effectiveness of the appointment of Elias Habayeb as Executive Vice President and Chief Financial Officer, the Company’s Senior Vice President and Chief Accounting Officer, Robert J. Freiling, is the Company’s Principal Financial Officer. Mr. Freiling, age 58, has served as the Company’s Senior Vice President and Chief Accounting Officer since July 2022. He has served as Group’s Senior Vice President and Chief Accounting Officer since August 2021. Prior to that, he served as Group’s Deputy Controller.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of James Williamson

31.2	Section 302 Certification of Robert J. Freiling

32.1	Section 906 Certification of James Williamson and Robert J. Freiling

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Everest Reinsurance Holdings, Inc.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Reinsurance Holdings, Inc.
(Registrant)

/S/ ROBERT J. FREILING
Robert J. Freiling
Senior Vice President and
Chief Accounting Officer

(Duly Authorized Officer)

Dated: May 15, 2026