Form 10-Q
period 2026-06-30
EVEREST REINSURANCE HOLDINGS INC
filed 2026-08-13
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at August 13, 2026
Common Shares, $0.01 par value	1,000
The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q

Safe Harbor Disclosure
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) include, but are not limited to, those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”) and in our quarterly reports on Form 10-Q (“10-Q filings”). These include:

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
•declines in our investment values and investment income due to exposure to financial market conditions;
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
•the effect of cybersecurity risks, including technology breaches, systems or operational failures by us or our third-party service providers, and regulatory and legislative developments related to cybersecurity on our business;
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
•the effects of new regulations and regulatory oversight on borrowing requirements, terms and ratings; and
•our failure to comply with insurance laws and regulations and other legal uncertainties and regulatory challenges.
We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions of U.S. dollars, par value per share)	2026	2025
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$21,152	$20,978
(amortized cost: 2026, $21,451; 2025, $21,032; credit allowances: 2026, $(64); 2025, $(68))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2026, $568; 2025, $576; net of credit allowances: 2026, $(8); 2025, $(6))	568	567
Equity securities, at fair value	114	108
Other invested assets	3,960	3,778
Other invested assets, at fair value	1,597	1,622
Short-term investments	1,206	1,670
Cash	329	398
Total investments and cash	28,926	29,122
Accrued investment income	258	278
Premiums receivable (net of credit allowances: 2026, $(50); 2025, $(49))	2,568	2,543
Reinsurance loss recoverables (net of credit allowances: 2026, $(51); 2025, $(48))	4,488	4,603
Income tax asset	212	203
Funds held by reinsureds	410	372
Deferred acquisition costs	816	840
Prepaid reinsurance premiums	419	420
Other assets (net of credit allowances: 2026, $(17); 2025, $(17))	1,408	1,169
TOTAL ASSETS	$39,506	$39,550

LIABILITIES:
Reserve for losses and loss adjustment expenses	$21,187	$21,336
Unearned premium reserve	3,484	4,017
Funds held under reinsurance treaties	244	247
Amounts due to reinsurers	413	431
Losses in course of payment	169	156
Notes payable, affiliated	600	600
Senior notes	2,352	2,352
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	21	21
Unsettled securities payable	5	—
Other liabilities	772	653
Total liabilities	30,484	31,048

Commitments and Contingencies (Note 12)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2026 and 2025)	—	—
Additional paid-in capital	1,103	1,103
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $50 at 2026 and $(6) at 2025	(187)	30
Retained earnings	8,106	7,368
Total stockholder's equity	9,022	8,501
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$39,506	$39,550
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars)	2026	2025	2026	2025
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$2,039	$2,372	$4,137	$4,653
Net investment income	335	314	696	633
Total net gains (losses) on investments	(8)	(2)	(38)	93
Other income (expense)	(39)	(29)	(41)	(41)
Total revenues	2,327	2,655	4,755	5,337

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,289	1,532	2,520	3,400
Commission, brokerage, taxes and fees	479	533	974	1,022
Other underwriting expenses	130	146	249	296
Corporate expenses	10	11	23	17
Interest, fees and bond issue cost amortization expense	42	44	84	88
Total claims and expenses	1,951	2,266	3,850	4,824

INCOME (LOSS) BEFORE TAXES	376	389	904	513
Income tax expense (benefit)	72	65	167	89

NET INCOME (LOSS)	$305	$324	$738	$424

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	(17)	86	(204)	241
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	8	2	8	4
Total URA(D) of securities arising during the period	(9)	88	(197)	245

Foreign currency translation adjustments	(9)	48	(19)	59

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	(8)	(1)	(8)
Total benefit plan net gain (loss) for the period	—	(8)	(1)	(8)
Total other comprehensive income (loss), net of tax	(18)	128	(217)	296

COMPREHENSIVE INCOME (LOSS)	$287	$452	$521	$720
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of U.S. dollars, except share amounts)	2026	2025	2026	2025
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,103	$1,103	$1,103
Balance, end of period	1,103	1,103	1,103	1,103

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(169)	(232)	30	(400)
Net increase (decrease) during the period	(18)	128	(217)	296
Balance, end of period	(187)	(104)	(187)	(104)

RETAINED EARNINGS:
Balance, beginning of period	7,801	6,693	7,368	6,593
Net income (loss)	305	324	738	424
Balance, end of period	8,106	7,017	8,106	7,017

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$9,022	$8,016	$9,022	$8,016
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions of U.S. dollars)	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$738	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(35)	(577)
Decrease (increase) in funds held by reinsureds, net	(41)	(14)
Decrease (increase) in reinsurance recoverables	89	159
Decrease (increase) in income taxes	46	77
Decrease (increase) in prepaid reinsurance premiums	(3)	(115)
Increase (decrease) in reserve for losses and loss adjustment expenses	(109)	983
Increase (decrease) in unearned premiums	(526)	7
Increase (decrease) in amounts due to reinsurers	(10)	122
Increase (decrease) in losses in course of payment	15	89
Change in equity adjustments in limited partnerships	(125)	(37)
Distribution of limited partnership income	47	31
Change in other assets and liabilities, net	(110)	(131)
Non-cash compensation expense	30	16
Amortization of bond premium (accrual of bond discount)	(33)	(46)
Net (gains) losses on investments	38	(93)
Net cash provided by (used in) operating activities	8	892

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	1,462	1,535
Proceeds from fixed maturities sold - available for sale	341	142
Proceeds from fixed maturities matured/called/repaid - held to maturity	69	105
Proceeds from fixed maturities sold - held to maturity	—	10
Proceeds from equity securities sold	—	2
Distributions from other invested assets	45	150
Cost of fixed maturities acquired - available for sale	(2,252)	(3,896)
Cost of fixed maturities acquired - held to maturity	(69)	(4)
Cost of equity securities acquired	(2)	(2)
Cost of other invested assets acquired	(149)	(141)
Net change in short-term investments	477	1,461
Net change in unsettled securities transactions	1	(39)
Net cash provided by (used in) investing activities	(78)	(676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in paid in capital	—	—
Net cash provided by (used in) financing activities	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	37

Net change in cash balances	(69)	254
Cash, beginning of period	398	616
Cash, end of period	$329	$870

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$113	$11
Interest paid	84	88

NON-CASH TRANSACTIONS
Non-cash limited partnership distribution	$—	$8
Non-cash restructure of fixed maturity securities - available for sale and equity	$6	$—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2026 and 2025
1.GENERAL
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
Recent Developments
On June 17, 2026, Group announced that it has partnered with Stone Point Insurance Solutions (“Stone Point”) to sponsor the launch of Annapurna Re Ltd. (“Annapurna”), a Bermuda-based collateralized insurer and special purpose vehicle (commonly referred to as a reinsurance "sidecar") structured as a segregated accounts company. Funds managed by Stone Point will serve as the inaugural, anchor investors in this multi-year vehicle. This structure legally isolates the assets and liabilities funded by third-party investors from Group's general accounts. See Note 14 of the Notes to the Consolidated Financial Statements for premiums and losses ceded by the Company to the Annapurna reinsurance sidecar beginning in the second quarter 2026.
On May 19, 2026, Group entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), to AIG. The transaction is anticipated to close in early 2027, pursuant to customary regulatory approvals and closing conditions. As a condition of this agreement, Everest Re and Everest Colombia will enter into an Amended and Restated Reinsurance Agreement for the existing quota share between the two entities as referenced in Note 14 of the Notes to these Consolidated Financial Statements.
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of Group, entered into a definitive agreement to sell its Canadian Commercial Retail Insurance Operations, Everest Insurance Company of Canada (“Everest Canada”), to The Wawanesa Mutual Insurance Company (“Wawanesa”). In connection with the Purchase Agreement Everest Canada will enter into a loss portfolio transfer reinsurance agreement with Everest Reinsurance Company - Canadian Branch, a Delaware reinsurance company and affiliate of EUGIL (“ERC - Canadian Branch”), pursuant to which ERC - Canadian Branch will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction. Upon execution of the loss portfolio transfer reinsurance agreement, Group assets held-for-sale would be comprised of only investments and cash at the time of the transaction close. The transaction is anticipated to close in the second half of 2026.
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business in certain geographic regions to American International Group, Inc. (“AIG”). This new segment presentation reflects the Company's sharpened focus on its core global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed. See Note 7 of the Notes to the Consolidated Financial Statements for more information.
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

2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025, 2024 and 2023, included in the Company’s most recent Form 10-K filing.
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
Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and six months ended June 30, 2026.
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

3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At June 30, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$294	$—	$—	$(6)	$288
Tax-exempt obligations of U.S. states and political subdivisions	40	—	—	(4)	37
Corporate securities	6,367	(39)	61	(119)	6,270
Asset-backed securities	4,604	(25)	6	(27)	4,558
Mortgage-backed securities
Agency commercial	403	—	5	(3)	405
Non-agency commercial	841	—	1	(24)	818
Agency residential	3,655	—	34	(108)	3,581
Non-agency residential	1,658	—	12	(9)	1,661
Foreign government securities	1,068	—	11	(38)	1,041
Foreign corporate securities	2,521	—	35	(61)	2,494
Total fixed maturity securities - available for sale	$21,451	$(64)	$164	$(399)	$21,152
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$292	$—	$—	$(5)	$287
Tax-exempt obligations of U.S. states and political subdivisions	45	—	—	(4)	41
Corporate securities	6,315	(54)	138	(98)	6,301
Asset-backed securities	4,571	(14)	12	(15)	4,554
Mortgage-backed securities
Agency commercial	404	—	9	(2)	412
Non-agency commercial	739	—	1	(22)	718
Agency residential	3,794	—	67	(95)	3,766
Non-agency residential	1,557	—	31	(1)	1,587
Foreign government securities	1,041	—	18	(29)	1,030
Foreign corporate securities	2,274	—	60	(50)	2,284
Total fixed maturity securities - available for sale	$21,032	$(68)	$337	$(322)	$20,978
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At June 30, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$180	$(2)	$1	$(3)	$176
Asset-backed securities	318	(5)	4	(8)	310
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	78	(1)	5	—	82
Total fixed maturity securities - held to maturity	$576	$(8)	$10	$(11)	$568
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$166	$(2)	$7	$(1)	$169
Asset-backed securities	328	(3)	5	(8)	322
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$573	$(6)	$18	$(9)	$576
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$704	$680	$638	$612
Due after one year through five years	4,832	4,741	4,516	4,500
Due after five years through ten years	3,815	3,802	3,696	3,741
Due after ten years	940	908	1,117	1,088
Asset-backed securities	4,604	4,558	4,571	4,554
Mortgage-backed securities
Agency commercial	403	405	404	412
Non-agency commercial	841	818	739	718
Agency residential	3,655	3,581	3,794	3,766
Non-agency residential	1,658	1,661	1,557	1,587
Total fixed maturity securities - available for sale	$21,451	$21,152	$21,032	$20,978
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$36	$36	$25	$25
Due after one year through five years	77	76	68	69
Due after five years through ten years	41	43	4	4
Due after ten years	104	104	148	155
Asset-backed securities	318	310	328	322
Total fixed maturity securities - held to maturity	$576	$568	$573	$576
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$(11)	$111	$(247)	$310
Change in URA(D), pre-tax	(11)	111	(247)	310
Deferred tax benefit (expense)	2	(23)	51	(65)
Change in URA(D), net of deferred taxes, included in stockholders' equity	$(9)	$88	$(197)	$245
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2026 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$134	$(2)	$150	$(4)	$283	$(6)
Tax-exempt obligations of U.S. states and political subdivisions	—	—	33	(4)	33	(4)
Corporate securities	1,636	(30)	1,087	(88)	2,722	(118)
Asset-backed securities	1,153	(15)	348	(12)	1,501	(27)
Mortgage-backed securities
Agency commercial	137	(2)	18	(1)	155	(3)
Non-agency commercial	213	(1)	355	(23)	569	(24)
Agency residential	507	(6)	910	(102)	1,418	(108)
Non-agency residential	648	(8)	64	(1)	712	(9)
Foreign government securities	385	(9)	329	(29)	714	(38)
Foreign corporate securities	601	(12)	682	(50)	1,283	(61)
Total	5,414	(85)	3,975	(313)	9,389	(398)
Securities where an allowance for credit loss was recorded	58	(1)	—	—	58	(1)
Total fixed maturity securities - available for sale	$5,472	$(86)	$3,975	$(313)	$9,447	$(399)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at June 30, 2026 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$66	$(2)	$361	$(12)	$426	$(14)
Due in one year through five years	1,354	(22)	1,169	(87)	2,523	(110)
Due in five years through ten years	1,214	(25)	327	(35)	1,541	(60)
Due after ten years	122	(3)	423	(41)	544	(44)
Asset-backed securities	1,153	(15)	348	(12)	1,501	(27)
Mortgage-backed securities	1,506	(17)	1,347	(127)	2,853	(144)
Total	5,414	(85)	3,975	(313)	9,389	(398)
Securities where an allowance for credit loss was recorded	58	(1)	—	—	58	(1)
Total fixed maturity securities - available for sale	$5,472	$(86)	$3,975	$(313)	$9,447	$(399)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at June 30, 2026 were $9.4 billion and $399 million, respectively. The fair value of securities for the single issuer (the Australian government), whose securities comprised the largest unrealized loss position at June 30, 2026, amounted to less than 0.2% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer with the second largest unrealized loss position at June 30, 2026 comprised less than 1.4% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $86 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, asset-backed securities and foreign government securities. Of these unrealized losses, $83 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $313 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to agency residential and non-agency commercial mortgage-backed securities, foreign government securities, domestic and foreign corporate securities and asset-backed securities. Of these unrealized losses, $308 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of June 30, 2026, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2025 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$90	$(1)	$184	$(4)	$274	$(5)
Tax-exempt obligations of U.S. states and political subdivisions	2	—	33	(4)	35	(4)
Corporate securities	625	(12)	1,096	(82)	1,721	(94)
Asset-backed securities	764	(5)	366	(10)	1,130	(15)
Mortgage-backed securities
Agency commercial	43	(1)	17	(1)	60	(2)
Non-agency commercial	256	(3)	338	(19)	594	(22)
Agency residential	194	(1)	913	(94)	1,107	(95)
Non-agency residential	74	—	86	—	160	(1)
Foreign government securities	124	(1)	338	(28)	462	(29)
Foreign corporate securities	325	(5)	580	(46)	905	(50)
Total	$2,497	$(30)	$3,950	$(288)	$6,447	$(318)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$2,521	$(32)	$3,964	$(290)	$6,484	$(322)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at December 31, 2025 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$55	$(1)	$338	$(9)	$393	$(10)
Due in one year through five years	634	(9)	1,012	(70)	1,646	(80)
Due in five years through ten years	413	(8)	426	(43)	839	(52)
Due after ten years	65	(1)	455	(41)	519	(42)
Asset-backed securities	764	(5)	366	(10)	1,130	(15)
Mortgage-backed securities	567	(6)	1,353	(114)	1,920	(119)
Total	$2,497	$(30)	$3,950	$(288)	$6,447	$(318)
Securities where an allowance for credit loss was recorded	24	(2)	14	(2)	37	(4)
Total fixed maturity securities - available for sale	$2,521	$(32)	$3,964	$(290)	$6,484	$(322)
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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Fixed maturities	$276	$267	$539	$532
Equity securities	1	1	3	2
Short-term investments and cash	12	15	26	43
Other invested assets
Limited partnerships	17	8	63	(1)
Dividends from preferred shares of affiliate	8	8	16	16
Other	31	22	68	52
Gross investment income before adjustments	345	321	714	643
Funds held interest income (expense)	(2)	1	(1)	5
Gross investment income	343	322	713	648
Investment expenses	8	8	17	15
Net investment income	$335	$314	$696	$633
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
The Company had contractual commitments to invest up to an additional $1.8 billion in limited partnerships and private placement loan securities at June 30, 2026, which includes $669 million specific to limited partnerships as noted below. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2036.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $2.0 billion and $1.9 billion as of June 30, 2026 and December 31, 2025, respectively.
Other invested assets, at fair value, as of June 30, 2026 and December 31, 2025, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. See Note 14 of the Notes to these Consolidated Financial Statements.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of June 30, 2026 and December 31, 2025, the Company did not hold any investments for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2026 and December 31, 2025 is limited to the total carrying value of $2.0 billion and $1.9 billion, respectively, which are included in general and limited partnerships.
As of June 30, 2026, the Company has outstanding commitments totaling $669 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Credit allowance on fixed maturity securities	$(11)	$(2)	$2	$(2)
Gains (losses) from fair value adjustments:
Equity securities	4	4	(2)	3
Other invested assets	(2)	(4)	(26)	95
Net realized gains (losses) from dispositions:
Fixed maturities	1	—	(12)	(2)
Equity securities	—	—	—	—
Other invested assets	—	—	—	—
Short-term investments	—	—	—	—
Total net realized gains (losses) from dispositions	1	—	(12)	(2)

Total net gains (losses) on investments	$(8)	$(2)	$(38)	$93
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Corporate Securities	Asset-Backed Securities	Total	Corporate Securities	Asset-Backed Securities	Total
(Dollars in millions)
Beginning balance	$(39)	$(14)	$(53)	$(54)	$(14)	$(68)
Credit losses on securities where credit
losses were not previously recorded	(1)	—	(1)	(2)	—	(2)
Increases in allowance on previously
impaired securities	(1)	(12)	(13)	(7)	(12)	(19)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	3	—	3	25	—	25
Balance, end of period	$(39)	$(25)	$(64)	$(39)	$(25)	$(64)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Corporate Securities	Asset-Backed Securities	Total	Corporate Securities	Asset-Backed Securities	Total
(Dollars in millions)
Beginning balance	$(36)	$—	$(37)	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(3)	—	(3)	(4)	—	(4)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—
Balance, end of period	$(39)	$—	$(40)	$(39)	$—	$(40)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(5)	$(1)	$(8)	$(2)	$(3)	$(1)	$(6)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	(2)	—	(2)
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(5)	$(1)	$(8)	$(2)	$(5)	$(1)	$(8)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Held to Maturity
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate Securities	Total
(Dollars in millions)
Beginning balance	$(2)	$(4)	$(1)	$(8)	$(2)	$(4)	$(1)	$(8)
Credit losses on securities where credit
losses were not previously recorded	—	—	—	—	—	—	—	—
Increases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—	—	—
Reduction in allowance due to disposals	—	—	1	1	—	1	1	1
Balance, end of period	$(2)	$(4)	$(1)	$(7)	$(2)	$(4)	$(1)	$(7)
(Some amounts may not reconcile due to rounding.)
The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Proceeds from sales of fixed maturity securities - available for sale	$124	$68	$341	$142
Gross gains from dispositions	9	4	17	6
Gross losses from dispositions	(8)	(5)	(29)	(8)

Proceeds from sales of fixed maturity securities - held to maturity	—	—	—	10
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	—	(1)

Proceeds from sales of equity securities	$—	$2	$—	$2
Gross gains from dispositions	—	—	—	—
Gross losses from dispositions	—	—	—	—
(Some amounts may not reconcile due to rounding.)
In 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities. There were no sales of fixed maturity securities - held to maturity for the three and six months ended June 30, 2026.
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
At June 30, 2026 and December 31, 2025, $2.8 billion and $2.5 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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
•Tax-exempt obligations of U.S. states and political subdivisions are comprised of federally tax-exempt state and municipal bond issuances and the fair values are based on observable market inputs such as quoted market prices, quoted prices for similar securities, benchmark yields and credit spreads;
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
Other invested assets, at fair value, were categorized as Level 3 at June 30, 2026 and December 31, 2025, because the balance was comprised of a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10-year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$288	$—	$288	$—
Tax-exempt obligations of U.S. states and political subdivisions	37	—	37	—
Corporate securities	6,270	—	5,905	365
Asset-backed securities	4,558	—	2,130	2,428
Mortgage-backed securities
Agency commercial	405	—	405	—
Non-agency commercial	818	—	818	—
Agency residential	3,581	—	3,581	—
Non-agency residential	1,661	—	1,661	—
Foreign government securities	1,041	—	1,041	—
Foreign corporate securities	2,494	—	2,481	13
Total fixed maturities - available for sale	21,152	—	18,346	2,806

Equity securities, fair value	114	96	18	—
Other invested assets, fair value	1,597	—	—	1,597
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$287	$—	$287	$—
Tax-exempt obligations of U.S. states and political subdivisions	41	—	41	—
Corporate securities	6,301	—	5,931	370
Asset-backed securities	4,554	—	2,463	2,091
Mortgage-backed securities
Agency commercial	412	—	412	—
Non-agency commercial	718	—	718	—
Agency residential	3,766	—	3,766	—
Non-agency residential	1,587	—	1,587	—
Foreign government securities	1,030	—	1,030	—
Foreign corporate securities	2,284	—	2,270	14
Total fixed maturities - available for sale	20,978	—	18,504	2,474

Equity securities, fair value	108	88	20	—
Other invested assets, fair value	1,622	—	—	1,622
(Some amounts may not reconcile due to rounding.)

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$364	$2,190	$14	$2,568	$370	$2,091	$14	$2,474
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	(12)	—	(13)	(3)	(12)	—	(15)
Included in other comprehensive income (loss)	—	(1)	—	(1)	2	(5)	—	(3)
Purchases, issuances and settlements	2	250	—	253	(4)	353	—	350
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$365	$2,428	$13	$2,806	$365	$2,428	$13	$2,806

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$(12)	$—	$(13)	$(2)	$(12)	$—	$(14)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$468	$1,752	$14	$2,234	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	—	—	(1)	(1)	—	—	(1)
Included in other comprehensive income (loss)	(8)	(3)	—	(12)	(15)	(2)	—	(17)
Purchases, issuances and settlements	(22)	114	—	91	(67)	207	—	140
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$436	$1,862	$14	$2,312	$436	$1,862	$14	$2,312

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$—	$—	$(2)	$(2)	$—	$—	$(2)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and six months ended June 30, 2026 and 2025.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 8 and 9 of the Notes to these Consolidated Financial Statements, respectively. Fair values of long-term notes receivable from affiliates can be found within Note 14 to these Consolidated Financial Statements. Short-term investments are stated at cost, which approximates fair value.

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
In addition, $206 million and $233 million of investments within other invested assets on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.
5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Gross reserves beginning of period	$21,336	$19,271
Less reinsurance recoverables on unpaid losses	(3,369)	(3,391)
Net reserves beginning of period	17,966	15,880

Incurred related to:
Current year	2,625	3,375
Prior years	(104)	25
Prior years, impact from retroactive reinsurance	—	—
Total incurred losses and LAE	2,520	3,400

Paid related to:
Current year	693	640
Prior years	1,814	1,769
Total paid losses and LAE	2,507	2,409

Foreign exchange/translation adjustment	1	134
Retroactive reinsurance adjustment	—	—

Net reserves end of period	17,981	17,005
Plus reinsurance recoverables on unpaid losses (1)	3,205	3,327
Gross reserves end of period	$21,187	$20,333
(Some amounts may not reconcile due to rounding.)
(1) This excludes the unpaid recoverable of the adverse development cover of $1,006 million as of June 30, 2026.
Current year incurred losses were $2.6 billion and $3.4 billion for the six months ended June 30, 2026 and 2025, respectively. Current year incurred losses decreased primarily due to a decrease of $369 million of current year attritional losses in 2026 compared to 2025, as well as a decrease of $382 million in 2026 current year catastrophe losses.
The current year incurred losses decrease reflects the decline in premium earned due to commercial retail insurance business sale and change in business mix.
The current year catastrophe losses of $113 million for the six months ended June 30, 2026 related primarily to hurricanes, typhoons and cyclones and other weather related events ($106 million) and foreign conflict ($7 million). The current year catastrophe losses of $495 million for the six months ended June 30, 2025 primarily related to wildfires ($462 million), driven by the 2025 L.A. wildfires, as well as earthquakes ($20 million) and other weather related events ($12 million).

The net favorable development on prior year reserves of $104 million was primarily due to favorable prior year development on catastrophe losses of $42 million and favorable prior year development on attritional losses of $62 million. The net favorable development of catastrophe losses was driven by the release of $76 million of well-seasoned reserves primarily related to accident years 2023-2025, offset by $33 million of unfavorable development related to the 2024 Baltimore Bridge collapse. The net favorable development of prior year attritional losses is primarily driven by property line releases partially offset by casualty reserve strengthening in our Reinsurance Treaty segment.
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
Under the State National Reinsurance Agreement, Group provided in total consideration a reinsurance premium of $1.3 billion, including interest, to State National Reinsurer, of which $1.0 billion was attributable to the Company, to assume $1.3 billion of carried reserves as of September 30, 2025, of which $1.0 billion was attributable to the Company, and potential subsequent adverse development for net paid losses on an approximately 85.7 percent coinsurance basis up to an aggregate limit of $600 million above Group’s net carried reserves for the Subject Business.
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
As of June 30, 2026 and December 31, 2025, Group had a deferred gain of $8 million and $3 million, respectively, of which $6 million and $3 million was recorded by the Company, respectively. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer as of June 30, 2026 and December 31, 2025 were $1.26 billion and $1.25 billion, respectively, of which $1.01 billion and $1.00 billion were attributable to the Company, respectively. The aggregated unexpired limit for State National Reinsurer as of June 30, 2026 and December 31, 2025 was $592 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of June 30, 2026 and December 31, 2025 was $400 million.

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
The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of year-end renewals as agreed between the Company and the Buyer.
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
For the three months ended June 30, 2026, the Company recognized $15 million of net transaction expenses associated with this agreement primarily relating to purchase price adjustment and additional severance/retention expenses. For the six months ended June 30, 2026, the Company recognized $20 million of net transaction expenses associated with this agreement primarily relating to severance/retention expenses. These expenses were recorded in other income (expense) in our Consolidated Statements of Operations for the three months ended June 30, 2026 and for the six months ended June 30, 2026.
7.SEGMENT REPORTING
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Commercial Retail Insurance business in certain geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its global Reinsurance Treaty business as well as its Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed.
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
Our segment presentation includes a breakout of Affiliated Cession to Bermuda Entities alongside our three reportable segments. Affiliated Cession to Bermuda Entities includes the impact of ceded amounts related to the whole account aggregate stop loss agreement between Everest Re and Bermuda Re; Everest Re’s whole account quota share agreements with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), which are now in run off; the Loss Portfolio Transfer (“LPT”) agreements between Everest Re and Bermuda Re, which were commuted as of the fourth quarter of 2025; the life business whole account quota share agreement between Everest Assurance and Bermuda Re; the quota share agreement between Everest Re (Canadian Branch) and Bermuda Re, which was commuted as of the second quarter of 2025; and the catastrophe excess of loss contract effective January 1, 2025 with Bermuda Re. See Note 14 of the Notes to these Consolidated Financial Statements for additional details.
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
The following tables present segment underwriting results for the periods indicated:

	Three Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$1,612	$689	$28	$—	$2,329
Net written premiums	1,338	518	23	(75)	1,805

Premiums earned	$1,403	$529	$195	$(88)	$2,039
Incurred losses and LAE	798	328	163	(1)	1,289
Commission and brokerage	351	110	19	—	479
Other underwriting expenses	40	60	29	—	130
Underwriting gain (loss)	$214	$31	$(17)	$(87)	$141

Net investment income					335
Net gains (losses) on investments					(8)
Corporate expenses					(10)
Interest, fees and bond issue cost amortization expense					(42)
Other income (expense)					(39)
Income tax benefit (expense)					(72)
Net income (loss)					$305
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$3,205	$1,260	$87	$—	$4,552
Net written premiums	2,731	1,024	59	(205)	3,610

Premiums earned	$2,798	$1,066	$451	$(178)	$4,137
Incurred losses and LAE	1,471	664	386	(1)	2,520
Commission and brokerage	709	227	38	—	974
Other underwriting expenses	74	121	54	—	249
Underwriting gain (loss)	$542	$55	$(27)	$(177)	$393

Net investment income					696
Net gains (losses) on investments					(38)
Corporate expenses					(23)
Interest, fees and bond issue cost amortization expense					(84)
Other income (expense)					(41)
Income tax benefit (expense)					(167)
Net income (loss)					$738
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$1,710	$747	$535	$—	$2,992
Net written premiums	1,595	612	374	(88)	2,493

Premiums earned	$1,557	$577	$355	$(118)	$2,372
Incurred losses and LAE	810	391	323	7	1,532
Commission and brokerage	390	119	24	—	533
Other underwriting expenses	36	42	68	—	146
Underwriting gain (loss)	$322	$25	$(61)	$(125)	$161

Net investment income					314
Net gains (losses) on investments					(2)
Corporate expenses					(11)
Interest, fees and bond issue cost amortization expense					(44)
Other income (expense)					(29)
Income tax benefit (expense)					(65)
Net income (loss)					$324
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$3,477	$1,340	$931	$—	$5,748
Net written premiums	3,010	1,134	689	(294)	4,538

Premiums earned	$3,007	$1,147	$733	$(234)	$4,653
Incurred losses and LAE	2,007	765	623	5	3,400
Commission and brokerage	741	234	48	—	1,022
Other underwriting expenses	75	85	136	—	296
Underwriting gain (loss)	$185	$62	$(74)	$(238)	$(65)

Net investment income					633
Net gains (losses) on investments					93
Corporate expenses					(17)
Interest, fees and bond issue cost amortization expense					(88)
Other income (expense)					(41)
Income tax benefit (expense)					$(89)
Net income (loss)					$424
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

				June 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$350	$398	$355
3.5% Senior notes	10/7/2020	10/15/2050	1,000	982	681	982	698
3.125% Senior notes	10/4/2021	10/15/2052	1,000	972	625	972	636
			$2,400	$2,352	$1,656	$2,352	$1,689
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Paid	Payable Dates	2026	2025	2026	2025
4.868% Senior notes	Semi-annually	June 1/December 1	$5	$5	$10	$10
3.5% Senior notes	Semi-annually	April 15/October 15	9	9	18	18
3.125% Senior notes	Semi-annually	April 15/October 15	8	8	16	16
			$22	$22	$43	$43
(Some amounts may not reconcile due to rounding.)

9.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

					June 30, 2026		December 31, 2025
		Original Principal Amount	Maturity Date		Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
(Dollars in millions)	Date Issued		Scheduled	Final
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$210	$218	$208
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. The reset quarterly interest rate for May 15, 2026 to August 17, 2026 is 6.30%. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest is based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
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
Interest expense incurred in connection with the long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Interest expense incurred	$3	$4	$7	$8
10.FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2026, Everest Re had admitted assets of approximately $32.4 billion which provides borrowing capacity in excess of $3.2 billion. As of June 30, 2026, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. Everest Re incurred interest expense of $10 million and $12 million for the three months ended June 30, 2026 and 2025, respectively. Everest Re incurred interest expense of $21 million and $24 million for the six months ended June 30, 2026 and 2025, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of June 30, 2026, Everest Re had $1.3 billion of collateral pledged. See Note 11 of the Notes to these Consolidated Financial Statements.

11. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	June 30, 2026	December 31, 2025
Collateral in trust for non-affiliated agreements	$677	$685
Collateral held on behalf of affiliates (1)	1,023	1,143
Collateral for FHLB borrowings	1,309	1,418
Securities on deposit with or regulated by government authorities	1,369	1,417
Funds held by reinsureds	410	372
Prepaid employee benefit asset	95	—
Total restricted assets	$4,788	$5,035
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
Restricted cash is included in cash on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company had restricted cash of $69 million and $25 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for non-affiliated agreements.
The Company has entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. On June 29, 2026, the Company entered into additional collateralized reinsurance agreements with Kilimanjaro. These additional agreements are similar in nature in regards to covered region and covered events as previously entered into agreements with Kilimanjaro. These new agreements are effective July 1, 2026. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-2 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
Series 2026-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	70	Aggregate
Series 2026-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	60	Occurrence
Series 2026-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	220	Occurrence
Series 2026-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	50	Aggregate
Series 2026-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	60	Aggregate
Series 2026-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	170	Occurrence
	Total available limit as of June 30, 2026			$1,830
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
13. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$(21)	$4	$(17)	$(257)	$53	$(204)
Reclassification of net realized losses (gains) included
in net income (loss)	$10	$(2)	8	10	(2)	8
Foreign currency translation adjustments	$(11)	$2	(9)	(25)	5	(19)
Benefit plan actuarial net gain (loss)	—	$—	—	—	—	—
Reclassification of benefit plan liability amortization included
in net income (loss)	$—	$—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(23)	$5	$(18)	$(273)	$56	$(217)
(Some amounts may not reconcile due to rounding)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$109	$(23)	$86	$305	$(64)	$241
Reclassification of net realized losses (gains) included
in net income (loss)	2	—	2	5	(1)	4
Foreign currency translation adjustments	61	(13)	48	75	(16)	59
Benefit plan actuarial net gain (loss)	18	(4)	14	18	(4)	14
Reclassification of benefit plan liability amortization included
in net income (loss)	(28)	6	(22)	(28)	6	(22)
Total other comprehensive income (loss)	$162	$(34)	$128	$374	$(79)	$296
(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2026	2025	2026	2025
(Dollars in millions)
URA(D) of securities	$10	$2	$10	$5	Other net gains (losses) on investments
	(2)	—	(2)	(1)	Income tax expense (benefit)
	$8	$2	$8	$4	Net income (loss)

Benefit plan net gain (loss)	$—	$(28)	$(1)	$(28)	Other underwriting expenses
	—	6	—	6	Income tax expense (benefit)
	$—	$(22)	$(1)	$(22)	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Beginning balance of URA(D) of securities	$(197)	$(236)	$(9)	$(393)
Current period change in URA(D) of securities - non-credit related	(9)	88	(197)	245
Ending balance of URA(D) of securities	(205)	(148)	(205)	(148)

Beginning balance of foreign currency translation adjustments	22	(13)	33	(24)
Current period change in foreign currency translation adjustments	(9)	48	(19)	59
Ending balance of foreign currency translation adjustments	13	36	13	36

Beginning balance of benefit plan net gain (loss)	6	16	6	16
Current period change in benefit plan net gain (loss)	—	(8)	(1)	(8)
Ending balance of benefit plan net gain (loss)	5	8	5	8

Ending balance of accumulated other comprehensive income (loss)	$(187)	$(104)	$(187)	$(104)
(Some amounts may not reconcile due to rounding.)
14. RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Holdings for the periods indicated. These transactions are presented as Notes Payable – Affiliated in the Consolidated Balance Sheet of Holdings. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				June 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.30% Long-term Note	12/23/2024	12/23/2027	$600	$600	$603	$600	$615
(Some amounts may not reconcile due to rounding.)

Interest expense recognized in connection with long-term note agreements is as follows for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Interest Received	Receivable Dates	2026	2025	2026	2025
4.30% Long-term Note	semi-annually	June 30 and December 31	6	6	13	13
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Dividends received on preferred stock of affiliate	$8	$8	$16	$16
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
The following table presents the expenses incurred by Holdings from services provided by Global Services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Expenses incurred	68	60	138	109
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
The table below summarizes total premiums written and earned and incurred losses and LAE ceded to and assumed from affiliates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Written premiums:
Assumed	15	16	39	40
Ceded	(75)	(88)	(205)	(294)

Premiums earned:
Assumed	14	15	43	35
Ceded	(88)	(118)	(178)	(234)

Incurred losses and LAE:
Assumed	8	3	16	—
Ceded	(1)	7	(1)	5

Transactions with Bermuda Affiliate Entities
Effective January 1, 2018, Everest Re entered into a twelve-month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re, that is renewed annually. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023, and the agreement for the 2020 effective year was commuted during the third quarter of 2025. The commutation of the 2020 agreement resulted in the recognition of an incurred gain of $10 million for Everest Re in the third quarter of 2025. The stop loss agreement was most recently renewed effective January 1, 2026. Beginning in 2025, Bermuda Re and Everest International are co-participants with 70% and 30% participation shares, respectively. As of June 30, 2026 and December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $7 million and $24 million, respectively, in connection with the aggregate stop loss agreement.
Everest Re had whole account quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of June 30, 2026 and December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $369 million and $443 million, respectively, in connection with these agreements.
Everest Re had whole account quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of June 30, 2026 and as of December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $5 million and $6 million, respectively, in connection with these agreements.
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
Effective October 1, 2008, the Company entered into a loss portfolio transfer (“LPT”) agreement with Bermuda Re that covers subject loss reserves related to casualty business for accident years 2002 to 2007. As a result of the LPT agreement, the Company transferred $747 million of loss reserves to Bermuda Re. During the fourth quarter of 2025, the LPT agreement between Everest Re and Bermuda Re was commuted effective December 1, 2025 and a $6 million loss was recognized by Everest Re upon settlement.
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
Everest Assurance entered into a continuous, 100% whole account quota share reinsurance agreement with Bermuda Re effective January 1, 2018. This agreement covers life business and is renewable until terminated. As of June 30, 2026 and as of December 31, 2025, related balance sheet amounts were not significant.
Everest Re entered into a catastrophe excess of loss contract with Bermuda Re effective January 1, 2025 through December 31, 2025. The contract provided Everest Re up to $600 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. The agreement was amended effective July 1, 2025 to provide Everest Re up to $500 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. This contract was most recently renewed effective January 1, 2026 to provide Everest Re up to $300 million of reinsurance coverage in excess of $1.95 billion for hurricane perils and in excess of $1.3 billion for earthquake events. Everest Re will pay Bermuda Re $54 million for this coverage. As of June 30, 2026 and as of December 31, 2025, related balance sheet amounts were not significant.

Transactions with Other Affiliates
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Insurance (Ireland), dac (“Ireland Insurance”) effective January 1, 2021 through December 31, 2021. This contract has been renewed annually since inception. The contract provides Ireland Insurance with up to €750 million of reinsurance coverage for each catastrophe occurrence above €15 million. Ireland Insurance paid Everest Re €15 million and €26 million for treaty years 2026 and 2025 for this coverage. This contract was most recently renewed effective January 1, 2026. As of June 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $31 million and $23 million, respectively, recorded on its balance sheet due from Ireland Insurance.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Reinsurance Company (Ireland), dac (“Ireland Re”), effective February 1, 2021 through January 31, 2022. This contract has been renewed annually since inception. The contract provides Ireland Re with up to €125 million of reinsurance coverage for each catastrophe occurrence above €18 million. Ireland Re paid Everest Re €7 million and €9 million for treaty years 2026 and 2025 for this coverage. This agreement was most recently renewed effective February 1, 2026, and was amended to provide Ireland Re with up to €90 million of reinsurance coverage for each catastrophe occurrence above €18 million. As of June 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $15 million and $11 million, respectively, recorded on its balance sheet due from Ireland Re.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective June 1, 2022 through March 31, 2023. This contract has been renewed annually since inception. The contract provides Lloyd’s Syndicate 2786 with up to $40 million of reinsurance coverage for each catastrophe occurrence above $8 million. Lloyd’s Syndicate 2786 paid Everest Re $4 million for this coverage. This contract was most recently renewed effective April 1, 2025, and was not renewed in 2026. As of December 31, 2025, the Company had assumed premiums receivable of $3 million recorded on its balance sheet due from Lloyd’s Syndicate 2786. As of June 30, 2026, related balance sheet amounts were not significant.
Everest Re entered into a per event excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective July 1, 2025 through June 30, 2026. The agreement was not renewed in 2026. The contract provides Lloyd’s Syndicate 2786, with up to $8 million of reinsurance coverage for each catastrophe occurrence above $3 million. Lloyd’s Syndicate 2786 will pay Everest Re $0.4 million for this coverage annually. As of June 30, 2026 and December 31, 2025, related balance sheet amounts were not significant.
Everest Re (Canadian Branch) entered into an excess of loss reinsurance agreement with Everest Insurance Company of Canada (“Everest Canada”), effective January 1, 2024 through December 31, 2024. This contract has been renewed annually since inception. This contract provides Everest Canada with up to C$270 million of reinsurance coverage for each catastrophe occurrence above C$50 million. Everest Canada will pay Everest Re (Canadian Branch) C$9 million for this coverage annually. This agreement was most recently renewed January 1, 2026. On March 22, 2026, EUGIL entered into a definitive agreement to Everest Canada to Wawanesa. See Note 1 of the Notes to the Consolidated Financial Statements for details. In connection with this sale, Everest Canada will enter into an LPT reinsurance agreement with Everest Re (Canadian Branch) pursuant to which Everest Re (Canadian Branch) will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction. The transaction is anticipated to close in the second half of 2026. As of June 30, 2026 and December 31, 2025, related balance sheet amounts were not significant.
Everest Re entered into a whole account quota share reinsurance agreement with Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), effective July 1, 2025 through June 30, 2026. This agreement covers property and casualty business. Quota share percentages vary based on the line of business for the premium written. On May 19, 2026, Group entered into a definitive agreement to sell Everest Colombia to AIG. The transaction is anticipated to close in early 2027, pursuant to customary regulatory approvals and closing conditions. As a condition of this agreement, Everest Re and Everest Colombia will enter into an Amended and Restated Reinsurance Agreement for this existing whole account quota share reinsurance agreement. The current contract was extended and will terminate upon change of control of Everest Colombia. As of June 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $16 million and $10 million, respectively, recorded on its balance sheet due from Everest Colombia.
Everest Re entered into a 99.0% whole account quota share reinsurance agreement with Compañía General de Seguros Everest Mexico (“Everest Mexico”), effective July 1, 2024 through June 30, 2025. This contract has been renewed annually since inception. This agreement covers property and casualty business. Effective January 1, 2025, the quota share percentage was amended to 99.7% for real estate fund business and 99% for all remaining lines of property and casualty business. This agreement was extended and will expire on December 31, 2026. As of June 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $15 million and $12 million, respectively, recorded on its balance sheet due from Everest Mexico.
Everest Re entered into a catastrophe excess of loss reinsurance agreement with Everest Compañía de Seguros Generales Chile S.A. (“Everest Chile”), effective July 1, 2022 through June 30, 2023. This contract has been renewed annually since inception. The contract provides Everest Chile with up to $180 million of reinsurance coverage for each catastrophe occurrence above $9 million. This agreement was most recently renewed July 1, 2026. Everest Chile paid Everest Re $7 million for this coverage for the July 2025 - June 2026 treaty year, and will pay $9 million for coverage for the July 2026 - June 2027 treaty year. As of June 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $12 million and $13 million, respectively, recorded on its balance sheet due from Everest Chile.
Everest Re entered into a 65% whole account quota share reinsurance agreement with Everest Chile, effective July 1, 2022 through June 30, 2023. The contract was not renewed and is in run-off as of December 31, 2024. As of June 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $10 million and $11 million, respectively, recorded on its balance sheet due from Everest Chile.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. This contract has been renewed annually since inception. The contract provides Bermuda Re (UK Branch) with up to £130 million of reinsurance coverage for each catastrophe occurrence above £27 million. Bermuda Re (UK Branch) paid Everest Re £5 million and £7 million for treaty years 2026 and 2025, respectively, for this coverage. This contract was most recently renewed effective January 1, 2026. As of June 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $9 million and $7 million, respectively, recorded on its balance sheet due from Bermuda Re (UK Branch).
Everest Re entered into a per risk and per occurrence and excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective July 1, 2025 through June 30, 2026. The contract provides Everest International - Australia Branch with up to A$65 million of reinsurance coverage for each risk or occurrence above A$8 million. Everest International - Australia Branch will pay Everest Re A$11 million for the coverage annually. This contract was most recently renewed effective July 1, 2026, and was amended to provide Everest International - Australia Branch with up to A$55 million of reinsurance coverage for each risk or occurrence above A$8 million. As of June 30, 2026, the Company had assumed premiums receivable of $3 million, and as of December 31, 2025, related balance sheet amounts were not significant.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International - Australia Branch, effective February 1, 2025 through June 30, 2025. The contract provides Everest International - Australia Branch, with up to A$167 million of reinsurance coverage for each catastrophe occurrence above A$73 million. Everest International - Australia Branch paid Everest Re A$4 million for this coverage annually. The contract was most recently renewed effective July 1, 2025, and was not renewed in 2026. As of June 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $5 million and $4 million, respectively, recorded on its balance sheet due from Everest International - Australia Branch.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International Reinsurance - Singapore Branch, effective July 1, 2025 through December 31, 2025. This contract was most recently renewed effective January 1, 2026. The contract provides Everest International Reinsurance - Singapore Branch, with up to S$85 million of aggregate reinsurance coverage for subject ultimate net loss from loss occurrences above S$9 million. Everest International Reinsurance - Singapore Branch will pay Everest Re S$2 million for this coverage annually. As of June 30, 2026 and December 31, 2025, related balance sheet amounts were not significant.
In 2013, Group established Mt. Logan Re, Ltd. (“Mt. Logan Re”), which is a collateralized insurer based in Bermuda. Mt. Logan Re then established separate segregated accounts for its business activity, which invest in a diversified set of catastrophe exposures.

The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Mt. Logan Re Segregated Accounts	2026	2025	2026	2025
Ceded written premiums	$72	$63	$173	$209
Ceded earned premiums	72	75	173	182
Ceded losses and LAE	9	(4)	27	109
The Company reinsures some of its loss exposures from its global casualty and specialty reinsurance and facultative portfolios with the segregated accounts of a subsidiary of Annapurna. Annapurna is a Bermuda-based collateralized insurer and special purpose vehicle. For the three and six months ended June 30, 2026, written premiums, earned premiums, and losses and LAE ceded to Annapurna were $132 million, $37 million, and $25 million, respectively.
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
16. SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report, other than the reinsurance agreements with Kilimanjaro disclosed within Note 11 - Collateralized Reinsurance, Trust Agreements and Other Restricted Assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Effective January 1, 2026, we changed our reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for the Commercial Retail Insurance business in certain geographic regions to American International Group, Inc. (“AIG”). This reflects our sharpened focus on its core global Reinsurance Treaty business as well as the Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, we revised the presentation of reportable segments to appropriately reflect how the business segments are now managed.
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
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and six months ended June 30, 2026. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Bermuda Monetary Authority Group Supervision
As further detailed below in the section titled “Item 1A. – Risk Factors”, during the three months ended June 30, 2026, the Bermuda Monetary Authority (the “BMA”) informed Everest Group, Ltd. (“Group”) of its formal determination that it is appropriate for the BMA to become Group Supervisor for Group and its subsidiaries and specified that Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”), an affiliate of the Company, would become the “designated insurer” responsible for group-level regulatory compliance for Group and its subsidiaries, pursuant to Section 27B of the Insurance Act 1978 (the “Act”). Because the Company is part of Group’s designated insurance group, the Company may become subject to new compliance requirements resulting from BMA group supervision.
Group and Bermuda Re are discussing with the BMA the applicable requirements of group supervision during a twelve-month transition period that ends in January 2027, with the BMA authorized to grant extensions of up to an additional twelve months upon application. During this period, management is analyzing compliance requirements and potential focus areas for enhancement and taking steps necessary to comply with the BMA’s group supervision requirements. Under the Act, Group will be subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Group’s licensed entities in other jurisdictions, including Delaware. Management’s continuing assessment of and compliance with BMA group supervision will require Group to allocate considerable time and resources that could impact the operations of our insurance and/or non-insurance subsidiaries or may result in increased costs or affect our financial condition. Group supervision could also affect our prescribed capital requirements, the terms of and structure of our regulatory capital, intercompany capital transactions, borrowing requirements and terms, and ratings and may significantly increase our cost of regulatory compliance.
Bermuda-based Reinsurance Sidecar Established by Group
On June 17, 2026, Group announced that it has partnered with Stone Point Insurance Solutions (“Stone Point”) to sponsor the launch of Annapurna Re Ltd. (“Annapurna”), a Bermuda-based collateralized insurer and special purpose vehicle (commonly referred to as a reinsurance "sidecar") structured as a segregated accounts company. Funds managed by Stone Point will serve as the inaugural, anchor investors in this multi-year vehicle. This structure legally isolates the assets and liabilities funded by third-party investors from Group's general accounts. See Note 14 of the Notes to the Consolidated Financial Statements for premiums and losses ceded by the Company to the Annapurna reinsurance sidecar beginning in the second quarter 2026.
Sale of Colombian Commercial Retail Insurance Operations
On May 19, 2026, Group entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), to AIG. The transaction is anticipated to close in early 2027, pursuant to customary regulatory approvals and closing conditions. As a condition of this agreement, Everest Re and Everest Colombia will enter into an Amended and Restated Reinsurance Agreement for the existing quota share between the two entities as referenced in Note 14 of the Notes to these Consolidated Financial Statements. The contract will terminate upon change of control of Everest Colombia.
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
The transaction is anticipated to close in the second half of 2026, pursuant to customary regulatory approvals and closing conditions. For more details, see the Current Report on Form 8-K filed by Group with the SEC on March 23, 2026 and the Purchase Agreement attached as Exhibit 10.2 to the quarterly report on Form 10-Q filed by Group for the three months ended March 31, 2026.
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
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising from substantially all of the Ceding Companies’ North American liabilities within the Global Wholesale & Specialty and Legacy segments (“Subject Business”) up to a gross limit of $1.2 billion. Certain liabilities are excluded from the subject business, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Legacy segment. At the time the Ceding Companies entered into the agreement, the carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.4 billion.
The adverse development cover (“ADC”) is composed of three layers. The first layer is an “in the money” layer whereby the ADC attachment point was $1.25 billion below Group’s North American Global Wholesale & Specialty and Legacy segment liability subject reserves of $5.4 billion held as of September 30, 2025. The second layer is $700 million ($600 million net of co-insurance) in excess of the $5.4 billion. The Ceding Companies transferred $1.25 billion of in-the-money reserves in consideration for the first two layers upon closing of the transaction, of which $1.00 billion was attributable to the Company. The third layer is $500 million ($400 million net of co-insurance), for which the Ceding Companies paid approximately $122 million of consideration upon closing of the transaction, of which $44 million was attributable to the Company. For more details, see Form 8-K filed by Group with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.20 and 10.21 to the Company’s Annual Report on Form 10-K. The total covered losses ceded to State National Reinsurer by the Ceding Companies as of June 30, 2026 and December 31, 2025 were $1.26 billion and $1.25 billion, of which $1.01 billion and $1.00 billion are attributable to the Company, respectively. The aggregated unexpired limit for State National Reinsurer as of June 30, 2026 and December 31, 2025 was $592 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of June 30, 2026 and December 31, 2025 was $400 million, net of co-insurance.
Sale of Certain Commercial Retail Insurance Renewal Rights
On October 26, 2025, Group entered into definitive agreements with AIG to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million, of which $170 million was attributable to the Company.
The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of year-end renewals as agreed between the Company and the Buyer.
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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/ (Decrease)	Six Months Ended June 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2026	2025		2026	2025
Gross written premiums	$2,329	$2,992	(22.2) %	$4,552	$5,748	(20.8) %
Net written premiums	1,805	2,493	(27.6) %	3,610	4,538	(20.5) %

REVENUES:
Premiums earned	$2,039	$2,372	(14.0) %	$4,137	$4,653	(11.1) %
Net investment income	335	314	6.5%	696	633	10.0%
Net gains (losses) on investments	(8)	(2)	NM	(38)	93	NM
Other income (expense)	(39)	(29)	35.0%	(41)	(41)	(2.2) %
Total revenues	2,327	2,655	(12.3) %	4,755	5,337	(10.9) %

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,289	1,532	(15.8) %	2,520	3,400	(25.9) %
Commission, brokerage, taxes and fees	479	533	(10.1) %	974	1,022	(4.7) %
Other underwriting expenses	130	146	(11.1) %	249	296	(15.9) %
Corporate expenses	10	11	(1.4) %	23	17	32.5%
Interest, fees and bond issue cost amortization expense	42	44	(4.6) %	84	88	(4.7) %
Total claims and expenses	1,951	2,266	(13.9) %	3,850	4,824	(20.2) %

INCOME (LOSS) BEFORE TAXES	376	389	(3.3) %	904	513	76.1%
Income tax expense (benefit)	72	65	10.1%	167	89	86.9%
NET INCOME (LOSS)	$305	$324	(6.0) %	$738	$424	73.9%

RATIOS:			Point Change			Point Change
Loss ratio	63.2%	64.6%	(1.4)	60.9%	73.1%	(12.2)
Commission and brokerage ratio	23.5%	22.5%	1.0	23.5%	22.0%	1.5
Other underwriting expense ratio	6.4%	6.2%	0.2	6.0%	6.4%	(0.4)
Combined ratio	93.1%	93.2%	(0.1)	90.5%	101.4%	(10.9)

	At June 30,	At December 31,	Percentage Increase/ (Decrease)
(Dollars in millions)	2026	2025
Balance sheet data:
Total investments and cash	$28,926	$29,122	(0.7) %
Total assets	39,506	39,550	(0.1) %
Reserve for losses and loss adjustment expenses	21,187	21,336	(0.7) %
Total unaffiliated debt	3,589	3,589	— %
Total liabilities	30,484	31,048	(1.8) %
Stockholder's equity	9,022	8,501	6.1%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding)
Core Businesses.
The Core businesses category is a new presentation of our results that is a non-GAAP financial measure that represents the aggregation of our Reinsurance Treaty and Global Wholesale & Specialty segments to present consolidated financial results for the Company’s go-forward businesses, to which Everest continues to allocate growth capital and manage towards maximizing return on capital. The Company believes that the Core businesses presentation will provide investors and other interested persons with important information about the Company's ongoing businesses, and that this measure is a useful supplement to GAAP information concerning the Company’s performance. This measure may not, however, be comparable to similarly titled measures used by companies within or outside of the insurance industry. Non-

GAAP financial measures should be viewed in addition to, and not as an alternative for, or superior to, the Company’s financial measures prepared in accordance with generally accepted accounting principles ("GAAP").
The following tables present reportable segment, total Core businesses and total consolidated underwriting results for the periods indicated:

	Three Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$1,612	$689	$2,301	$28	$—	$2,329
Net written premiums	1,338	518	1,856	23	(75)	1,805

Premiums earned	$1,403	$529	$1,932	$195	$(88)	$2,039
Incurred losses and LAE	798	328	1,127	163	(1)	1,289
Commission and brokerage	351	110	460	19	—	479
Other underwriting expenses	40	60	100	29	—	130
Underwriting gain (loss)	$214	$31	$245	$(17)	$(87)	$141

Net investment income						335
Net gains (losses) on investments						(8)
Corporate expenses						(10)
Interest, fees and bond issue cost amortization expense						(42)
Other income (expense)						(39)
Income tax benefit (expense)						(72)
Net income (loss)						$305
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$3,205	$1,260	$4,465	$87	$—	$4,552
Net written premiums	2,731	1,024	3,755	59	(205)	3,610

Premiums earned	$2,798	$1,066	$3,863	$451	$(178)	$4,137
Incurred losses and LAE	1,471	664	2,135	386	(1)	2,520
Commission and brokerage	709	227	936	38	—	974
Other underwriting expenses	74	121	195	54	—	249
Underwriting gain (loss)	$542	$55	$597	$(27)	$(177)	$393

Net investment income						696
Net gains (losses) on investments						(38)
Corporate expenses						(23)
Interest, fees and bond issue cost amortization expense						(84)
Other income (expense)						(41)
Income tax benefit (expense)						(167)
Net income (loss)						$738
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$1,710	$747	$2,457	$535	$—	$2,992
Net written premiums	1,595	612	2,207	374	(88)	2,493

Premiums earned	$1,557	$577	$2,134	$355	$(118)	$2,372
Incurred losses and LAE	810	391	1,201	323	7	1,532
Commission and brokerage	390	119	509	24	—	533
Other underwriting expenses	36	42	78	68	—	146
Underwriting gain (loss)	$322	$25	$347	$(61)	$(125)	$161

Net investment income						314
Net gains (losses) on investments						(2)
Corporate expenses						(11)
Interest, fees and bond issue cost amortization expense						(44)
Other income (expense)						(29)
Income tax benefit (expense)						(65)
Net income (loss)						$324
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$3,477	$1,340	$4,817	$931	$—	$5,748
Net written premiums	3,010	1,134	4,143	689	(294)	4,538

Premiums earned	$3,007	$1,147	$4,154	$733	$(234)	$4,653
Incurred losses and LAE	2,007	765	2,772	623	5	3,400
Commission and brokerage	741	234	975	48	—	1,022
Other underwriting expenses	75	85	160	136	—	296
Underwriting gain (loss)	$185	$62	$247	$(74)	$(238)	$(65)

Net investment income						633
Net gains (losses) on investments						93
Corporate expenses						(17)
Interest, fees and bond issue cost amortization expense						(88)
Other income (expense)						(41)
Income tax benefit (expense)						(89)
Net income (loss)						$424
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums. Gross written premiums decreased by 22.2% to $2.3 billion for the three months ended June 30, 2026, compared to $3.0 billion for the three months ended June 30, 2025, driven by the following:
•a $507 million, or 94.7%, decrease in our Legacy segment,
•a $98 million, or 5.7%, decrease in our Reinsurance Treaty segment, and
•a $58 million, or 7.7%, decrease in our Global Wholesale & Specialty segment.

Gross written premiums decreased by 20.8% to $4.6 billion for the six months ended June 30, 2026, compared to $5.7 billion for the six months ended June 30, 2025, driven by the following:
•a $844 million, or 90.7%, decrease in our Legacy segment,
•a $272 million, or 7.8%, decrease in our Reinsurance Treaty segment, and
•a $80 million, or 6.0%, decrease in our Global Wholesale & Specialty segment.
Net written premiums decreased by 27.6% to $1.8 billion for the three months ended June 30, 2026, compared to $2.5 billion for the three months ended June 30, 2025, driven by the following:
•a $351 million, or 93.9%, decrease in our Legacy segment,
•a $257 million, or 16.1%, decrease in our Reinsurance Treaty segment, and
•a $94 million, or 15.3%, decrease in our Global Wholesale & Specialty segment,
•offset by a decrease in cessions to our affiliated Bermuda entities.
Net written premiums decreased by 20.5% to $3.6 billion for the six months ended June 30, 2026, compared to $4.5 billion for the six months ended June 30, 2025, driven by the following:
•a $630 million, or 91.4%, decrease in our Legacy segment,
•a $279 million, or 9.3%, decrease in our Reinsurance Treaty segment, and
•a $109 million, or 9.6%, decrease in our Global Wholesale & Specialty segment,
•offset by a decrease in cessions to our affiliated Bermuda entities.
Premiums earned decreased by 14.0% to $2.0 billion for the three months ended June 30, 2026, compared to $2.4 billion for the three months ended June 30, 2025, driven by the following:
•a $160 million, or 45.0%, decrease in our Legacy segment,
•a $154 million, or 9.9%, decrease in our Reinsurance Treaty segment, and
•a $48 million, or 8.3%, decrease in our Global Wholesale & Specialty segment,
•offset by a decrease in cessions to our affiliated Bermuda entities.
Premiums earned decreased by 11.1% to $4.1 billion for the six months ended June 30, 2026, compared to $4.7 billion for the six months ended June 30, 2025, driven by the following:
•a $282 million, or 38.5%, decrease in our Legacy segment,
•a $210 million, or 7.0%, decrease in our Reinsurance Treaty segment, and
•a $81 million, or 7.1%, decrease in our Global Wholesale & Specialty segment,
•offset by a decrease in cessions to our affiliated Bermuda entities.
For additional premium information, refer to Segment Results.
Other Income (Expense). The following table shows the components of other income (expense) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Foreign currency exchange income (expense)	$(27)	$(57)	$(35)	$(70)
Gain on pension plan settlement	—	27	—	27
Transaction-related income (expense)	(15)	—	(20)	(9)
Other	2	1	15	10
Total other income (expense)	$(39)	$(29)	$(41)	$(41)
We recorded other expense of $39 million and $29 million for the three months ended June 30, 2026 and 2025, respectively. The changes were driven by the following:
•$15 million of transaction expense incurred from the sale of renewal rights to the Company’s commercial retail insurance business in certain geographic regions,

•the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Israeli New Shekel, Colombian Peso and South African Rand. We recognized foreign currency exchange expense of $27 million and $57 million for the three months ended June 30, 2026 and 2025, respectively, and
•a $27 million gain recognized in 2025 from the termination of the qualified retirement plan that did not recur in 2026.
Other expense remained consistent at $41 million and $41 million for the six months ended June 30, 2026 and 2025, respectively. The net changes were driven by the following:
•$20 million of transaction expense incurred from the sale of renewal rights to the Company’s commercial retail insurance business in certain geographic regions,
•the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Israeli New Shekel, Colombian Peso and South African Rand. We recognized foreign currency exchange expense of $35 million and $70 million for the six months ended June 30, 2026 and 2025, respectively, and
•a $27 million gain recognized in 2025 from the termination of the qualified retirement plan that did not recur in 2026.
Net Investment Income. Refer to the “Consolidated Investments Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investments Results” section below.
Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and loss LAE for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,246	61.1%		$(38)	(1.9)%		$1,208	59.2%
Catastrophes	59	2.9%		22	1.1%		81	4.0%
Total	$1,305	64.0%		$(16)	(0.8)%		$1,289	63.2%

2025
Attritional	$1,487	62.7%		$26	1.1%		$1,513	63.8%
Catastrophes	15	0.6%		4	0.2%		19	0.8%
Total	$1,502	63.3%		$30	1.2%		$1,532	64.6%

Variance 2026/2025
Attritional	$(241)	(1.6)	pts	$(64)	(2.9)	pts	$(305)	(4.6)	pts
Catastrophes	44	2.3	pts	18	0.9	pts	62	3.2	pts
Total	$(197)	0.7	pts	$(45)	(2.0)	pts	$(242)	(1.4)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$2,511	60.7%		$(62)	(1.5)%		$2,450	59.2%
Catastrophes	113	2.7%		(42)	(1.0)%		71	1.7%
Total	$2,625	63.4%		$(104)	(2.5)%		$2,520	60.9%

2025
Attritional	$2,881	61.9%		$23	0.5%		$2,904	62.4%
Catastrophes	495	10.6%		2	—%		497	10.7%
Total	$3,375	72.5%		$25	0.5%		$3,400	73.1%

Variance 2026/2025
Attritional	$(369)	(1.2)	pts	$(85)	(2.0)	pts	$(454)	(3.2)	pts
Catastrophes	(382)	(7.9)	pts	(44)	(1.1)	pts	(426)	(9.0)	pts
Total	$(751)	(9.1)	pts	$(129)	(3.1)	pts	$(880)	(12.1)	pts
(Some amounts may not reconcile due to rounding.)
Catastrophe Events. The following tables present our catastrophe events for the periods indicated.

	Three Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$10	$—	$10	$—	$10
Other Weather Related Events	45	—	45	4	50
Wildfires	—	—	—	—	—
Earthquakes	—	—	—	—	—
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$55	$—	$55	$4	$59

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(5)	$(2)	$(7)	$—	$(7)
Other Weather Related Events	1	(1)	—	—	—
Wildfires	(1)	3	2	—	2
Earthquakes	(6)	—	(6)	—	(6)
Foreign Conflict	—	—	—	—	—
Other	33	—	33	—	33
Total prior year catastrophe losses	$22	$—	$22	$—	$22

Total catastrophe losses	$77	$—	$77	$4	$81
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$10	$—	$10	$—	$10
Other Weather Related Events	70	13	83	13	96
Wildfires	—	—	—	—	—
Earthquakes	—	—	—	—	—
Foreign Conflict	7	—	7	—	7
Other	—	—	—	—	—
Total current year catastrophe losses	$87	$13	$100	$13	$113

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(27)	$(2)	$(29)	$1	$(29)
Other Weather Related Events	1	(1)	—	(2)	(3)
Wildfires	(42)	3	(39)	—	(39)
Earthquakes	(6)	—	(6)	—	(6)
Foreign Conflict	—	—	—	—	—
Other	33	—	33	—	33
Total prior year catastrophe losses	$(40)	$—	$(40)	$(2)	$(42)

Total catastrophe losses	$47	$13	$59	$11	$71
(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$—	$—	$—	$—	$—
Other Weather Related Events	—	2	2	10	12
Wildfires	—	(2)	(1)	4	3
Earthquakes	—	—	—	—	—
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$—	$1	$1	$15	$15

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$4	$3	$7	$(3)	$5
Other Weather Related Events	(7)	—	(7)	—	(7)
Wildfires	—	—	—	—	—
Earthquakes	7	—	7	—	7
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total prior year catastrophe losses	$4	$3	$7	$(3)	$4

Total catastrophe losses	$4	$4	$8	$11	$19
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$—	$—	$—	$—	$—
Other Weather Related Events	—	2	2	10	12
Wildfires	443	13	455	7	462
Earthquakes	20	—	20	—	20
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$463	$15	$477	$17	$495

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(6)	$(1)	$(6)	$(1)	$(7)
Other Weather Related Events	(1)	1	—	—	—
Wildfires	3	—	3	—	3
Earthquakes	6	—	6	—	6
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total prior year catastrophe losses	$2	$1	$3	$(1)	$2

Total catastrophe losses	$465	$15	$480	$16	$497
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 15.8% to $1.3 billion for the three months ended June 30, 2026, compared to $1.5 billion for the three months ended June 30, 2025, driven by the following:
•a decrease of $241 million in current year attritional losses, composed of Legacy segment ($153 million), Global Wholesale & Specialty segment ($65 million), and Reinsurance Treaty segment ($24 million), and
•an increase in favorable development on prior year attritional losses of $64 million, primarily driven by $61 million from our Reinsurance Treaty segment and a decrease in in prior year losses ceded to Bermuda of $8 million, partially offset by an increase in unfavorable development in the Global Wholesale & Specialty ($5 million),
•offset by an increase of $44 million in current year catastrophe losses, primarily driven by $55 million from our Reinsurance Treaty segment, partially offset by Legacy ($10 million), and
•an increase in unfavorable development on prior year catastrophe losses of $18 million, primarily driven by $18 million from our Reinsurance Treaty segment.
Incurred losses and LAE decreased by 25.9% to $2.5 billion for the six months ended June 30, 2026, compared to $3.4 billion for the six months ended June 30, 2025, driven by the following:
•a decrease of $382 million in current year catastrophe losses, composed of Reinsurance Treaty segment ($376 million), Legacy segment ($4 million) and Global Wholesale & Specialty segment ($2 million),
•a decrease of $369 million in current year attritional losses, composed of Legacy segment ($232 million), Global Wholesale & Specialty segment ($104 million), and Reinsurance Treaty segment ($33 million),
•net favorable development on prior year attritional losses of $85 million, primarily driven by $85 million from our Reinsurance Treaty segment,
•net favorable development on prior year catastrophe losses of $42 million, primarily driven by our Reinsurance Treaty segment ($40 million).
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased to $479 million for the three months ended June 30, 2026, compared to $533 million for the three months ended June 30, 2025, driven by the following:
•a $39 million, or 10.0% decrease within our Reinsurance Treaty segment,
•a $10 million, or 8.2% decrease within our Global Wholesale & Specialty segment, and
•a $5 million, or 21.5% decrease within our Legacy segment.

Commission, brokerage, taxes and fees decreased to $974 million for the six months ended June 30, 2026, compared to $1.0 billion for the six months ended June 30, 2025, driven by the following:
•a $32 million, or 4.3% decrease within our Reinsurance Treaty segment,
•a $10 million, or 20.0% decrease within our Legacy segment, and
•a $7 million, or 3.2% decrease within our Global Wholesale & Specialty segment.
Other Underwriting Expenses. Other underwriting expenses decreased to $130 million for the three months ended June 30, 2026, compared to $146 million for the three months ended June 30, 2025. The changes were driven by the following:
•a $39 million, or 57.0% decrease within our Legacy segment,
•offset by an $18 million, or 44.5% increase within our Global Wholesale & Specialty segment, and
•a $4 million, or 11.4% increase within our Reinsurance Treaty segment.
Other underwriting expenses decreased to $249 million for the six months ended June 30, 2026, compared to $296 million for the six months ended June 30, 2025. The changes were primarily driven by the following:
•an $82 million, or 60.4% decrease within our Legacy segment,
•offset by a $35 million, or 41.7% increase within our Global Wholesale & Specialty segment.
For additional claims and expenses information, refer to Segment Results.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, decreased to $10 million from $11 million for the three months ended June 30, 2026 and 2025, respectively. The changes were driven by professional fees associated with certain corporate initiatives.
Corporate expenses, which are general operating expenses that are not allocated to segments, were increased to $23 million from $17 million for the six months ended June 30, 2026 and 2025, respectively. The changes were driven by professional fees associated with certain corporate initiatives.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense decreased to $42 million from $44 million for the three months ended June 30, 2026 and 2025, respectively, driven by the following:
•Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from Federal Home Loan Bank of New York (“FHLBNY”).
Interest, fees and other bond amortization expense decreased to $84 million from $88 million for the six months ended June 30, 2026 and 2025, respectively, driven by the following:
•The decrease for the six months ended June 30, 2026 was mainly due to higher interest costs on the Federal Home Loan Bank of New York (“FHLBNY”) borrowing, more than fully offset by a decrease in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 6.30% as of June 30, 2026, compared to 6.97% as of June 30, 2025.
Income Tax Expense (Benefit). Income tax expense was $72 million and $65 million for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was $167 million and $89 million for the six months ended June 30, 2026 and 2025, respectively. The period over period change in income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.
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
Net Income (Loss).
Our net income was $305 million and $324 million for the three months ended June 30, 2026 and 2025, respectively. Our net income was $738 million and $424 million for the six months ended June 30, 2026 and 2025, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Stockholder’s Equity.
Stockholder’s equity increased by $521 million to $9.0 billion at June 30, 2026 from $8.5 billion at December 31, 2025, driven by the following:
•$738 million of net income,
•offset by $197 million of net unrealized depreciation on fixed income available for sale securities, net of tax, and $19 million of net foreign currency translation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 6.5% to $335 million for the three months ended June 30, 2026, compared with net investment income of $314 million for the three months ended June 30, 2025, driven by the following:
•an increase of $18 million in income from limited partnerships and other invested assets. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value, and
•an increase of $9 million in income from fixed maturity investments, offset by
•a decline of $3 million in income from short-term investments and cash, and
•a decline of $3 million in funds held interest income (expense).
Net investment income increased by 10.0% to $696 million for the six months ended June 30, 2026, compared to $633 million for the six months ended June 30, 2025, primarily driven by the following:
•an increase of $80 million in income from limited partnerships and other invested assets. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value.
•The above was offset by a decline of $16 million in income from short-term investments and cash.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Fixed maturities	$276	$267	$539	$532
Equity securities	1	1	3	2
Short-term investments and cash	12	15	26	43
Other invested assets
Limited partnerships	17	8	63	(1)
Dividends from preferred shares of affiliate	8	8	16	16
Other	31	22	68	52
Gross investment income before adjustments	345	321	714	643
Funds held interest income (expense)	(2)	1	(1)	5
Gross investment income	343	322	713	648
Investment expenses	8	8	17	15
Net investment income	$335	$314	$696	$633
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Annualized pre-tax yield on average cash and invested assets	4.6%	4.5%	4.8%	4.6%
Annualized after-tax yield on average cash and invested assets	3.8%	3.7%	3.9%	3.7%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	Variance	2026		2025	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$9	$4	$5	$17		$6	11
Losses	(8)	(5)	(3)	(29)		(8)	(21)
Total	1	(1)	2	(12)	(12)	(2)	(10)

Fixed maturity securities - held to maturity
Gains	—	—	—	—		—	—
Losses	—	—	—	—		(1)	1
Total	—	—	—	—		—	—

Equity securities
Gains	—	—	—	—		—	—
Losses	—	—	—	—		—	—
Total	—	—	—	—		—	—

Other Invested Assets
Gains	—	—	—	—		—	—
Losses	—	—	—	—		—	—
Total	—	—	—	—		—	—

Short-Term Investments
Gains	—	—	—	—		—	—
Losses	—	—	—	—		—	—
Total	—	—	—	—		—	—

Total net realized gains (losses) from dispositions
Gains	9	4	4	17		6	10
Losses	(8)	(5)	(3)	(29)		(9)	(20)
Total	1	—	2	(12)		(2)	(10)

Allowance for credit losses	(11)	(2)	(9)	2		(2)	5

Gains (losses) from fair value adjustments
Equity securities	4	4	—	(2)		3	(5)
Other invested assets	(2)	(4)	2	(26)		95	(121)
Total	2	—	2	(28)		98	(125)

Total net gains (losses) on investments	$(8)	$(2)	$(5)	$(38)		$93	$(130)
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended June 30, 2026 primarily consist of $1 million of gains due to the disposition of investments and an increase to the allowance for credit losses of $11 million, partially offset by $2 million of gains from fair value adjustments on other invested assets and equity securities.
Total net gains (losses) on investments during the six months ended June 30, 2026 primarily relate to $28 million of losses from fair value adjustments on other invested assets and equity securities, partially offset by $12 million of losses due to disposition of investments and a decrease to the allowance for credit losses of $2 million.

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
Effective January 1, 2026, we changed our reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for the Commercial Retail Insurance business in certain geographic regions to AIG. This reflects our sharpened focus on its global Reinsurance Treaty business as well as the Global Wholesale & Specialty business, and positions the Company for strong performance across market cycles. Accordingly, we revised the presentation of reportable segments to appropriately reflect how the business segments are now managed.
The Company now has three reportable segments, however, only two that actively sell products; Reinsurance Treaty and Global Wholesale & Specialty. Our Legacy segment primarily includes the divested parts of our commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post sale. Additionally, this segment includes run-off asbestos and environmental exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for finite period in 2026. These segment presentation changes have been reflected retrospectively. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.
Management generally monitors and evaluates the financial performance of these segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company also measures its underwriting results using ratios, in particular, loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. Management has determined that these measures are appropriate and align with how the business is managed. We continue to evaluate our segments as our business evolves and may further refine our segments and financial performance measures. The Company does not review and evaluate the financial results of its segments based upon balance sheet data.
The following discusses the underwriting results for each of our segments for the periods indicated, excluding the impact of reinsurance with its affiliated Bermuda entities. See the Core Businesses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Notes 7 and 14 of the Notes to the Consolidated Financial Statements for comprised balances and further details.

Reinsurance Treaty.
The following table presents the underwriting results and ratios for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$1,612	$1,710	$(98)	(5.7) %	$3,205	$3,477	$(272)	(7.8) %
Net written premiums	1,338	1,595	(257)	(16.1) %	2,731	3,010	(279)	(9.3) %

Premiums earned	$1,403	$1,557	$(154)	(9.9) %	$2,798	$3,007	$(210)	(7.0) %
Incurred losses and LAE	798	810	(11)	(1.4) %	1,471	2,007	(536)	(26.7) %
Commission and brokerage	351	390	(39)	(10.0) %	709	741	(32)	(4.3) %
Other underwriting expenses	40	36	4	11.4%	74	75	—	(0.4) %
Underwriting gain (loss)	$214	$322	$(108)	(33.5) %	$542	$185	$358	NM

				Point Chg				Point Chg
Loss ratio	56.9%	52.0%		4.9	52.6%	66.7%		(14.1)
Commission and brokerage ratio	25.0%	25.0%		—	25.4%	24.6%		0.7
Other underwriting expense ratio	2.9%	2.3%		0.6	2.7%	2.5%		0.2
Combined ratio	84.8%	79.3%		5.4	80.6%	93.9%		(13.3)
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 5.7% to $1.6 billion for the three months ended June 30, 2026, compared to $1.7 billion for the three months ended June 30, 2025, driven by the following:
•decrease in property catastrophe excess of loss and property non-catastrophe excess of loss due to lower reinstatement premium and declining property rates, and
•the effects of underwriting actions on casualty pro rata and casualty excess of loss lines of business.
Gross written premiums decreased by 7.8% to $3.2 billion for the six months ended June 30, 2026, compared to $3.5 billion for the six months ended June 30, 2025, driven by the following:
•decrease in property book of business due to lower reinstatement premium and declining property rates, and
•the effects of underwriting actions on casualty pro rata and casualty excess of loss lines of business.
Net written premiums decreased by 16.1% to $1.3 billion for the three months ended June 30, 2026, compared to $1.6 billion for the three months ended June 30, 2025. Net written premiums decreased by 9.3% to $2.7 billion for the six months ended June 30, 2026, compared to $3.0 billion for the six months ended June 30, 2025. The three month and six month changes were primarily driven by increase in third-party cessions, largely driven by the new Annapurna Re, Ltd. reinsurance sidecar. Refer to Recent Developments section above for details.
Premiums earned decreased by 9.9% to $1.4 billion for the three months ended June 30, 2026, compared to $1.6 billion for the three months ended June 30, 2025. Premiums earned decreased by 7.0% to $2.8 billion for the six months ended June 30, 2026, compared to $3.0 billion for the six months ended June 30, 2025. Both the three and six month changes were primarily driven by a decrease in net written premiums as well as increased third-party cessions, largely driven by the new Annapurna Re, Ltd. reinsurance sidecar. Refer to the Recent Developments section above for details. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$764	54.4%		$(42)	(3.0)%		721	51.4%
Catastrophes	55	3.9%		22	1.6%		77	5.5%
Total Segment	$819	58.3%		$(20)	(1.4)%		$798	56.9%

2025
Attritional	$787	50.6%		$18	1.2%		806	51.7%
Catastrophes	—	—%		4	0.2%		4	0.3%
Total Segment	$788	50.6%		$22	1.4%		$810	52.0%

Variance 2026/2025
Attritional	$(24)	3.9	pts	$(61)	(4.2)	pts	$(84)	(0.3)	pts
Catastrophes	55	3.9	pts	18	1.3	pts	73	5.2	pts
Total Segment	$31	7.8	pts	$(43)	(2.9)	pts	$(11)	4.9	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,491	53.3%		$(66)	(2.4)%		1,424	50.9%
Catastrophes	87	3.1%		(40)	(1.4)%		47	1.7%
Total Segment	$1,578	56.4%		$(106)	(3.8)%		$1,471	52.6%

2025
Attritional	$1,524	50.7%		$18	0.6%		1,542	51.3%
Catastrophes	463	15.4%		2	0.1%		465	15.5%
Total Segment	$1,986	66.0%		$21	0.7%		$2,007	66.7%

Variance 2026/2025
Attritional	$(33)	2.6	pts	$(85)	(3.0)	pts	$(118)	(0.4)	pts
Catastrophes	(376)	(12.3)	pts	(42)	(1.5)	pts	(418)	(13.8)	pts
Total Segment	$(408)	(9.6)	pts	$(127)	(4.5)	pts	$(536)	(14.1)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses decreased by 1.4% to $798 million for the three months ended June 30, 2026, compared to $810 million for the three months ended June 30, 2025, primarily related to the impact of the decrease in earned premiums. The Reinsurance Treaty segment loss ratio increased by 4.9 pts for the three months ended June 30, 2026, driven by the following:
•an increase of $55 million in current year catastrophe losses, with current year catastrophe losses primarily being driven by Other Weather Related Events ($45 million) and Hurricanes, Typhoons and Cyclones ($10 million), and
•an increase in unfavorable development on prior year catastrophe losses of $18 million, driven primarily by Other events ($33 million) related to the 2024 Baltimore Bridge collapse that was offset by reserves released for various well-seasoned events,
•offset by a decrease of $24 million in current year attritional losses which is net of the elevated non-catastrophe weather events that occurred during the quarter, and an increase of favorable development on prior year attritional losses of $61 million, primarily related to the Property book of business.

Incurred losses decreased by 26.7% to $1.5 billion for the six months ended June 30, 2026, compared to $2.0 billion for the six months ended June 30, 2025. The Reinsurance Treaty segment loss ratio decreased by 14.1 pts for the six months ended June 30, 2026, driven by the following:
•a decrease of $33 million in current year attritional losses driven primarily by the decrease in earned premiums and an increase of net favorable development on prior year attritional losses of $85 million primarily related to the Property book of business,
•a decrease of $376 million in current year catastrophe losses, with current year catastrophe losses primarily being driven by Other Weather Related Events ($70 million), Hurricanes, Typhoons and Cyclones ($10 million), and Foreign Conflict ($7 million), as well as
•net favorable development on prior year catastrophe losses of $42 million, primarily related to reserves released for Wildfires ($42 million), Hurricanes, Typhoons and Cyclones ($27 million), and Earthquakes ($6 million), offset by Other ($33 million) driven by the 2024 Baltimore Bridge collapse.
Segment Expenses. Commission and brokerage expense decreased by 10.0% to $351 million for the three months ended June 30, 2026, compared to $390 million for the three months ended June 30, 2025, driven by the decline in premium volume. The Reinsurance Treaty segment commission and brokerage expense ratio remained consistent when comparing the three months ended June 30, 2026 and 2025 as the percentage decrease in earned premium was commensurate with the decrease in commission and brokerage expenses year over year.
Commission and brokerage expense decreased by 4.3% to $709 million for the six months ended June 30, 2026, compared to $741 million for the six months ended June 30, 2025. The Reinsurance Treaty segment commission and brokerage expense ratio increased by 0.7 pts for the six months ended June 30, 2026 driven by a decline in reinstatement premium in 2026 compared to 2025.
Segment other underwriting expenses increased to $40 million for the three months ended June 30, 2026 from $36 million for the three months ended June 30, 2025. The Reinsurance Treaty segment other underwriting expense ratio increased by 0.6 pts for the three months ended June 30, 2026, driven by increased professional services expenses as well as higher staffing/resource costs.
Segment other underwriting expenses decreased to $74 million for the six months ended June 30, 2026 from $75 million for the six months ended June 30, 2025. The Reinsurance Treaty segment other underwriting expense ratio increased by 0.2 pts, driven by decline in earned premium.
Global Wholesale & Specialty.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$689	$747	$(58)	(7.7) %	$1,260	$1,340	$(80)	(6.0) %
Net written premiums	518	612	(94)	(15.3) %	1,024	1,134	(109)	(9.6) %

Premiums earned	$529	$577	$(48)	(8.3) %	$1,066	$1,147	$(81)	(7.1) %
Incurred losses and LAE	328	391	(63)	(16.1) %	664	765	(102)	(13.3) %
Commission and brokerage	110	119	(10)	(8.2) %	227	234	(7)	(3.2) %
Other underwriting expenses	60	42	18	44.5%	121	85	35	41.7%
Underwriting gain (loss)	$31	$25	$6	24.9%	$55	$62	$(8)	(12.1) %

				Point Chg				Point Chg
Loss ratio	62.0%	67.8%		(5.7)	62.3%	66.7%		(4.5)
Commission and brokerage ratio	20.7%	20.7%		—	21.3%	20.4%		0.9
Other underwriting expense ratio	11.4%	7.2%		4.2	11.3%	7.4%		3.9
Combined ratio	94.1%	95.7%		(1.6)	94.9%	94.6%		0.3
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)

Premiums. Gross written premiums decreased by 7.7% to $689 million for the three months ended June 30, 2026, compared to $747 million for the three months ended June 30, 2025, driven by the following:
•reductions in property/short-tail and specialty casualty lines of business,
•partly offset by growth in other specialty.
Gross written premiums decreased by 6.0% to $1.3 billion for the six months ended June 30, 2026, compared to $1.3 billion for the six months ended June 30, 2025, driven by the following:
•reductions in property/short-tail and specialty casualty lines of business,
•partly offset by growth in other specialty and accident and health.
Net written premiums decreased by 15.3% to $518 million for the three months ended June 30, 2026, compared to $612 million for the three months ended June 30, 2025, driven by the decrease in gross written premium as well as additional outwards reinsurance purchased against the specialty casualty business via the new Annapurna Re, Ltd. reinsurance sidecar cessions. Refer to Recent Developments section above for details.
Net written premiums decreased by 9.6% to $1.0 billion for the six months ended June 30, 2026, compared to $1.1 billion for the six months ended June 30, 2025, driven by the decrease in gross written premium as well as additional outwards reinsurance purchased against the specialty casualty business via the new Annapurna Re, Ltd. reinsurance sidecar cessions. Refer to Recent Developments section above for details.
Premiums earned decreased by 8.3% to $529 million for the three months ended June 30, 2026, compared to $577 million for the three months ended June 30, 2025. Premiums earned decreased by 7.1% to $1.1 billion for the six months ended June 30, 2026, compared to $1.1 billion for the six months ended June 30, 2025. The decrease for the three and six months ended are driven by the decreases in net written premiums noted above. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Global Wholesale & Specialty segment for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$323	61.1%		$5	1.0%		328	62.0%
Catastrophes	—	—%		—	—%		—	—%
Total Segment	$323	61.1%		$5	1.0%		$328	62.0%

2025
Attritional	$388	67.2%		$—	—%		388	67.2%
Catastrophes	1	0.1%		3	0.5%		4	0.6%
Total Segment	$388	67.3%		$3	0.5%		$391	67.8%

Variance 2026/2025
Attritional	$(65)	(6.1)	pts	$5	1.0	pts	$(59)	(5.1)	pts
Catastrophes	(1)	(0.1)	pts	(3)	(0.5)	pts	(4)	(0.6)	pts
Total Segment	$(65)	(6.2)	pts	$2	0.5	pts	$(63)	(5.7)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$646	60.6%		$5	0.5%		651	61.1%
Catastrophes	13	1.2%		—	—%		13	1.2%
Total Segment	$659	61.8%		$5	0.5%		$664	62.3%

2025
Attritional	$750	65.4%		$—	—%		750	65.4%
Catastrophes	15	1.3%		1	—%		15	1.3%
Total Segment	$765	66.7%		$—	—%		$765	66.7%

Variance 2026/2025
Attritional	$(104)	(4.8)	pts	$5	0.5	pts	(99)	(4.3)	pts
Catastrophes	(2)	(0.1)	pts	(1)	—	pts	(2)	(0.1)	pts
Total Segment	$(106)	(4.9)	pts	$5	0.4	pts	$(102)	(4.5)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 16.1% to $328 million for the three months ended June 30, 2026, compared to $391 million for the three months ended June 30, 2025. The Global Wholesale & Specialty segment loss ratio decreased by 5.7 pts driven by the following:
•a decrease of $65 million in current year losses, primarily driven by a decrease in current year attritional losses due to business mix as well as improved loss experience in property/short-tail, specialty casualty, and accident and health.
Incurred losses and LAE decreased by 13.3% to $664 million for the six months ended June 30, 2026, compared to $765 million for the six months ended June 30, 2025. The Global Wholesale & Specialty segment loss ratio decreased by 4.5 pts driven by the following:
•a decrease of $106 million in current year losses, primarily driven by $104 million in current year attritional losses due to business mix.
Segment Expenses. Commission and brokerage expenses decreased by 8.2% to $110 million for the three months ended June 30, 2026, compared to $119 million for the three months ended June 30, 2025, driven by the decline in net written premiums. The Global Wholesale & Specialty segment commission and brokerage expense ratio remained relatively consistent when comparing the three months ended June 30, 2026 and 2025 as the percentage decrease in earned premium was commensurate with the decrease in commission and brokerage expenses year over year.
Commission and brokerage expenses decreased by 3.2% to $227 million for the six months ended June 30, 2026, compared to $234 million for the six months ended June 30, 2025. The Global Wholesale & Specialty segment commission and brokerage expense ratio increased by 0.9 pts for the three months ended June 30, 2026, driven by changes in the mix of business.
Segment other underwriting expenses increased to $60 million for the three months ended June 30, 2026, compared to $42 million for the three months ended June 30, 2025. The Global Wholesale & Specialty segment other underwriting expense ratio increased by 4.2 pts for the three months ended June 30, 2026, driven by investment in the Global Wholesale & Specialty segment technology platform.
Segment other underwriting expenses increased to $121 million for the six months ended June 30, 2026, compared to $85 million for the six months ended June 30, 2025. The Global Wholesale & Specialty segment other underwriting expense ratio increased by 3.9 pts for the six months ended June 30, 2026, driven by investment in the Global Wholesale & Specialty segment technology platform.
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
The following table presents the underwriting results for the Legacy segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$28	$535	$(507)	(94.7) %	$87	$931	$(844)	(90.7) %
Net written premiums	23	374	(351)	(93.9) %	59	689	(630)	(91.4) %

Premiums earned	$195	$355	$(160)	(45.0) %	$451	$733	$(282)	(38.5) %
Incurred losses and LAE	163	323	(160)	(49.5) %	386	623	(237)	(38.0) %
Commission and brokerage	19	24	(5)	(21.5) %	38	48	(10)	(20.0) %
Other underwriting expenses	29	68	(39)	(57.0) %	54	136	(82)	(60.4) %
Underwriting gain (loss)	$(17)	$(61)	$44	(72.6) %	$(27)	$(74)	$47	(63.0) %
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Premiums have decreased significantly compared to prior periods as a result of the commercial retail insurance business sale to AIG under the previously announced renewal rights agreement.
•Gross written premiums decreased by 94.7% and 90.7% for the three and six months ended 2026 and 2025, respectively.
•Net written premiums decreased by 93.9% and 91.4% for the three and six months ended 2026 and 2025, respectively.
•Premiums earned decreased by 45.0% and 38.5% for the three and six months ended 2026 and 2025, respectively.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Legacy segment for the periods indicated.

	Three Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$159	81.5%		$—	(0.1)%		159	81.4%
Catastrophes	4	2.2%		—	0.1%		4	2.3%
Total Segment	$163	83.7%		$—	—%		$163	83.7%

2025
Attritional	$312	87.8%		$—	—%		312	87.8%
Catastrophes	15	4.1%		(3)	(0.9)%		11	3.2%
Total Segment	$326	91.9%		$(3)	(0.9)%		$323	91.0%

Variance 2026/2025
Attritional	$(153)	(6.3)	pts	$—	(0.1)	pts	$(153)	(6.4)	pts
Catastrophes	(10)	(1.9)	pts	3	1.0	pts	(7)	(0.9)	pts
Total Segment	$(163)	(8.3)	pts	$3	0.9	pts	$(160)	(7.4)	pts
(Some amounts may not reconcile due to rounding.)

	Six Months Ended June 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$375	83.2%		$—	—%		375	83.2%
Catastrophes	13	2.9%		(2)	(0.4)%		11	2.5%
Total Segment	$388	86.1%		$(2)	(0.5)%		$386	85.7%

2025
Attritional	$607	82.8%		$—	—%		607	82.8%
Catastrophes	17	2.4%		(1)	(0.1)%		16	2.2%
Total Segment	$624	85.2%		$(1)	(0.1)%		$623	85.0%

Variance 2026/2025
Attritional	$(232)	0.4	pts	$—	(0.1)	pts	$(232)	0.3	pts
Catastrophes	(4)	0.6	pts	(1)	(0.3)	pts	(5)	0.3	pts
Total Segment	$(236)	1.0	pts	$(1)	(0.3)	pts	$(237)	0.6	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 49.5% to $163 million for the three months ended June 30, 2026, compared to $323 million for the three months ended June 30, 2025, driven by the following:
•a decrease of $153 million in current year attritional losses, reflecting the decline in premiums earned. Despite this expected reduction, the Company maintained conservative loss selections within the North America Casualty lines of business, and
•a decrease of $10 million in current year catastrophe losses, with current year catastrophe losses for the three months ended June 30, 2026 primarily being driven by Other Weather Related Events ($4 million), compared to $15 million in the three months ended June 30, 2025, primarily driven by Other Weather Related Events ($10 million) and Wildfires ($4 million).
Incurred losses and LAE decreased by 38.0% to $386 million for the six months ended June 30, 2026, compared to $623 million for the six months ended June 30, 2025, driven by the following:
•a decrease of $232 million in current year attritional losses, reflecting the decline in premiums earned. Additionally, in 2025 we strengthened reserves for U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines, and
•a decrease of $4 million in current year catastrophe losses, with current year catastrophe losses for the six months ended June 30, 2026 primarily relating to Other Weather Related Events ($13 million), compared to $17 million in the six months ended June 30, 2025, primarily driven by Other Weather Related Events ($10 million) and Wildfires ($7 million).
Segment Expenses. Commission and brokerage expenses decreased by 21.5% to $19 million for the three months ended June 30, 2026, compared to $24 million for the three months ended June 30, 2025. Commission and brokerage expenses decreased by 20.0% to $38 million for the six months ended June 30, 2026, compared to $48 million for the six months ended June 30, 2025. The decreases in commission and brokerage expenses were driven by lower commission expense associated with the continued runoff of the portfolio and reduced earned premium volume.
Segment other underwriting expenses decreased by 57.0% to $29 million for the three months ended June 30, 2026, compared to $68 million for the three months ended June 30, 2025, driven by the following:
•lower expenses resulting from actions taken to streamline operations and reduce infrastructure supporting the runoff portfolio,
•reduced operational support and servicing costs as the portfolio continues to run off, and
•a $30 million benefit from transition service credits received from AIG as part of the sale transaction. These credits are expected to continue through the third quarter of 2026 and will cease thereafter.

Segment other underwriting expenses decreased by 60.4% to $54 million for the six months ended June 30, 2026, compared to $136 million for the six months ended June 30, 2025, driven by the following:
•lower expenses resulting from ongoing operational efficiency initiatives and infrastructure rationalization within the segment,
•the impact of the continued investment in insurance operations in the prior year period, which did not recur at the same level in the current year, and
•a $60 million benefit from transition service credits received from AIG as part of the sale of renewal rights transaction. These credits are expected to continue through the third quarter of 2026 and will cease thereafter.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at June 30, 2026 and December 31, 2025 was $9.0 billion and $8.5 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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
Debt securities. We may continue, from time to time, to seek to retire portions of our outstanding debt securities through cash repurchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be subject to and depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. If disbursements for losses and LAE, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from reinsurance and insurance operations would be negative. The effect on cash flow from reinsurance and insurance operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities of both short-term investments and longer-term maturities are available to supplement other operating cash flows. Our net cash flows from operating activities were $8 million and $892 million for the six months ended June 30, 2026 and 2025, respectively.
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2026 and December 31, 2025, we held cash and short-term investments of $1.5 billion and $2.1 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at June 30, 2026, we had $680 million of fixed maturity securities - available for sale maturing within one year or less, $4.7 billion maturing within one to five years and $4.7 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. At June 30, 2026, we had $235 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $399 million of pre-tax unrealized depreciation and $164 million of pre-tax unrealized appreciation.
Given the sale of the renewal rights for the Commercial Retail Insurance business in certain geographic regions to AIG, reserve strengthening in U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines and catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as claim payments are made. However, as indicated above, the Company has access to ample liquidity to settle its claims including any payments due for its catastrophe bond program.
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of June 30, 2026, Everest Re had statutory admitted assets of approximately $32.4 billion which provides borrowing capacity of up to approximately $3.2 billion. As of June 30, 2026, Everest Re had $1.0 billion of borrowings outstanding that begin to expire in 2026. See Note 10 – Federal Home Loan Bank Membership to the Notes to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $28.9 billion cash and invested assets portfolio at June 30, 2026 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $6.5 billion of mortgage-backed securities in the $21.7 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
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

	Impact of Interest Rate Shift in Basis Points At June 30, 2026
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$24,571	$23,759	$22,927	$22,084	$21,242
Fair Value Change from Base (%)	7.2%	3.6%	— %	(3.7) %	(7.3) %
Change in Unrealized Appreciation After-tax from Base ($)	$1,299	$657	$—	$(665)	$(1,331)
We had $21.2 billion and $21.3 billion of gross reserves for losses and LAE as of June 30, 2026 and December 31, 2025, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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
The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S., Bermuda and Europe. The International Association of Insurance Supervisors has in place a Common Framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which is focused on the group-wide supervision of IAIGs. Effective January 7, 2026, the Bermuda Insurance Amendment (No. 2) Act 2025 (the “Amendment”) expanded the Bermuda Monetary Authority's ("BMA") group supervision framework under the Bermuda Insurance Act 1978 (the “Act”). Under the Amendment, the BMA now designates and registers non-regulated insurance holding companies, including insurance groups headed by either (a) a specified insurer or (b) a Bermuda company that is the ultimate parent company of an insurance group. Since Group is incorporated in Bermuda and is the ultimate parent of Everest’s insurance group, Group is subject to group supervision by the BMA under the Amendment Act.
During the three months ended June 30, 2026, the BMA informed Group of its formal determination that it is appropriate for the BMA to become Group Supervisor for Group and its subsidiaries and specified that Bermuda Re, an affiliate of the Company, would become the “designated insurer” responsible for group-level regulatory compliance for Group and its subsidiaries pursuant to Section 27B of the Act. Because the Company is part of Group’s designated insurance group, the Company may be subject to new compliance requirements resulting from BMA group supervision.
Group and Bermuda Re are discussing with the BMA the requirements of group supervision during a twelve-month transition period that ends in January 2027, with the BMA authorized to grant extensions of up to an additional twelve months upon application. During this period, management is analyzing compliance requirements and potential focus areas and taking steps necessary to comply with the BMA’s group supervision requirements. Under the Act, after the transition period, Group will be subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Group’s licensed entities in other jurisdictions, including Delaware. Management’s continuing assessment of and compliance with the Act’s requirements will require Group to allocate considerable time and resources that could impact the operations of our insurance and/or non-insurance subsidiaries, result in increased costs and affect our financial condition. Group supervision by the BMA, including designated insurer designation of Bermuda Re, could affect our prescribed capital requirements, the terms and structure of our regulatory capital, intercompany capital transactions, borrowing requirements and terms, and ratings and may significantly increase our cost of regulatory compliance.
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
Except for the matter described above, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 30, 2026.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of James Williamson

31.2	Section 302 Certification of Elias Habayeb

32.1	Section 906 Certification of James Williamson and Elias Habayeb

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Everest Reinsurance Holdings, Inc.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Reinsurance Holdings, Inc.
(Registrant)

/S/ ELIAS HABAYEB
Elias Habayeb
Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: August 13, 2026