Form 10-Q
period 2026-09-30
EVEREST REINSURANCE HOLDINGS INC
filed 2026-11-12
CIK 914748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	at November 12, 2026
Common Shares, $0.01 par value	1,000
The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H of Form 10-Q.

EVEREST REINSURANCE HOLDINGS, INC.
Table of Contents
Form 10-Q

Safe Harbor Disclosure
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from those expressed in forward-looking statements. Important factors that could cause actual events or results to be materially different from our forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and include, but are not limited to, those described under the caption “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K (the “Form 10-K filing”) and our Quarterly Reports on Form 10-Q (the “10-Q filings”). These include:

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
•our ability to execute divestitures, obtain regulatory approvals and effectuate strategic transactions, including but not limited to the sale of our commercial retail insurance business globally;
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
•the effects of global economic conditions, conflicts and measures taken by domestic or foreign governments on our business, including but not limited to the impact of tariffs imposed or threatened by the U.S. or foreign governments;
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
•the effects of litigation, new regulations and regulatory oversight on borrowing requirements, terms and ratings; and
•our failure to comply with insurance laws and regulations and other legal uncertainties and regulatory challenges.
We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions of U.S. dollars, par value per share)	2026	2025
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at fair value	$20,092	$20,978
(amortized cost: 2026, $21,185; 2025, $21,032; credit allowances: 2026, $(115); 2025, $(68))
Fixed maturities - held to maturity, at amortized cost
(fair value: 2026, $549; 2025, $576; net of credit allowances: 2026, $(7); 2025, $(6))	563	567
Equity securities, at fair value	110	108
Other invested assets	4,062	3,778
Other invested assets, at fair value	1,543	1,622
Short-term investments	1,640	1,670
Cash	356	398
Total investments and cash	28,365	29,122
Accrued investment income	245	278
Premiums receivable (net of credit allowances: 2026, $(57); 2025, $(49))	2,695	2,543
Reinsurance loss recoverables (net of credit allowances: 2026, $(52); 2025, $(48))	4,504	4,603
Income tax asset	490	203
Funds held by reinsureds	405	372
Deferred acquisition costs	828	840
Prepaid reinsurance premiums	534	420
Other assets (net of credit allowances: 2026, $(17); 2025, $(17))	1,208	1,169
TOTAL ASSETS	$39,274	$39,550

LIABILITIES:
Reserve for losses and loss adjustment expenses	$21,385	$21,336
Unearned premium reserve	3,550	4,017
Funds held under reinsurance treaties	249	247
Amounts due to reinsurers	562	431
Losses in course of payment	246	156
Notes payable, affiliated	400	600
Senior notes	2,353	2,352
Long-term notes	218	218
Borrowings from FHLB	1,019	1,019
Accrued interest on debt and borrowings	49	21
Unsettled securities payable	24	—
Other liabilities	715	653
Total liabilities	30,770	31,048

Commitments and Contingencies (Note 12)

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01; 3,000 shares authorized;
1,000 shares issued and outstanding (2026 and 2025)	—	—
Additional paid-in capital	1,103	1,103
Accumulated other comprehensive income (loss), net of deferred income tax
expense (benefit) of $203 at 2026 and $(6) at 2025	(763)	30
Retained earnings	8,165	7,368
Total stockholder's equity	8,505	8,501
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$39,274	$39,550
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars)	2026	2025	2026	2025
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,784	$2,252	$5,921	$6,905
Net investment income	433	368	1,130	1,000
Total net gains (losses) on investments	(113)	(37)	(150)	56
Other income (expense)	(13)	(9)	(53)	(50)
Total revenues	2,092	2,574	6,847	7,911

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,420	1,781	3,941	5,182
Commission, brokerage, taxes and fees	427	497	1,401	1,519
Other underwriting expenses	118	137	367	432
Corporate expenses	20	7	43	24
Interest, fees and bond issue cost amortization expense	42	45	127	133
Total claims and expenses	2,027	2,466	5,878	7,290

INCOME (LOSS) BEFORE TAXES	65	108	969	621
Income tax expense (benefit)	6	(8)	172	81

NET INCOME (LOSS)	$59	$117	$797	$541

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") of securities arising during the period	(630)	89	(834)	330
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	43	37	51	41
Total URA(D) of securities arising during the period	(586)	126	(783)	370

Foreign currency translation adjustments	10	(12)	(9)	48

Reclassification adjustment for amortization of net (gain) loss included in net income (loss)	—	—	(1)	(8)
Total benefit plan net gain (loss) for the period	—	—	(1)	(8)
Total other comprehensive income (loss), net of tax	(577)	114	(793)	410

COMPREHENSIVE INCOME (LOSS)	$(517)	$231	$3	$951
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDER’S EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of U.S. dollars, except share amounts)	2026	2025	2026	2025
	(unaudited)		(unaudited)
COMMON STOCK (shares outstanding):
Balance, beginning of period	1,000	1,000	1,000	1,000
Balance, end of period	1,000	1,000	1,000	1,000

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$1,103	$1,103	$1,103	$1,103
Balance, end of period	1,103	1,103	1,103	1,103

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(187)	(104)	30	(400)
Net increase (decrease) during the period	(577)	114	(793)	410
Balance, end of period	(763)	10	(763)	10

RETAINED EARNINGS:
Balance, beginning of period	8,106	7,017	7,368	6,593
Net income (loss)	59	117	797	541
Balance, end of period	8,165	7,134	8,165	7,134

TOTAL STOCKHOLDER'S EQUITY, END OF PERIOD	$8,505	$8,247	$8,505	$8,247
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions of U.S. dollars)	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$797	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(159)	(343)
Decrease (increase) in funds held by reinsureds, net	(30)	(17)
Decrease (increase) in reinsurance recoverables	73	(163)
Decrease (increase) in income taxes	(79)	61
Decrease (increase) in prepaid reinsurance premiums	(117)	(86)
Increase (decrease) in reserve for losses and loss adjustment expenses	80	1,851
Increase (decrease) in unearned premiums	(464)	(24)
Increase (decrease) in amounts due to reinsurers	139	287
Increase (decrease) in losses in course of payment	91	23
Change in equity adjustments in limited partnerships	(253)	(111)
Distribution of limited partnership income	78	58
Change in other assets and liabilities, net	49	(158)
Non-cash compensation expense	42	28
Amortization of bond premium (accrual of bond discount)	(55)	(74)
Net (gains) losses on investments	150	(56)
Net cash provided by (used in) operating activities	343	1,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called/repaid - available for sale	2,146	2,377
Proceeds from fixed maturities sold - available for sale	518	303
Proceeds from fixed maturities matured/called/repaid - held to maturity	91	156
Proceeds from fixed maturities sold - held to maturity	—	10
Proceeds from equity securities sold	20	3
Distributions from other invested assets	76	177
Cost of fixed maturities acquired - available for sale	(2,820)	(4,821)
Cost of fixed maturities acquired - held to maturity	(84)	(6)
Cost of equity securities acquired	(2)	(2)
Cost of other invested assets acquired	(206)	(193)
Net change in short-term investments	51	253
Net change in unsettled securities transactions	16	(73)
Net cash provided by (used in) investing activities	(194)	(1,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance (cost of repayment) of long term notes payable - affiliated	(200)	—
Tax benefit from share-based compensation, net of expense	—	—
Net cash provided by (used in) financing activities	(200)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	34

Net change in cash balances	(42)	34
Cash, beginning of period	398	616
Cash, end of period	$356	$650

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$243	$19
Interest paid	98	104

NON-CASH TRANSACTIONS
Non-cash limited partnership distribution	$—	$8
Non-cash restructure of equity securities and other invested assets	20	—
Non-cash restructure of fixed maturity securities - available for sale and equity securities	6	—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2026 and 2025
1.GENERAL
Everest Reinsurance Holdings, Inc. (“Holdings”), a Delaware company and direct subsidiary of Everest Underwriting Group (Ireland) Limited, which is a direct subsidiary of Everest Group, Ltd. (“Group”), through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States of America and internationally. As used in this document, “Company” and “We” refer to Holdings and its subsidiaries. “Bermuda Re” means Everest Reinsurance (Bermuda), Ltd., a subsidiary of Group; “Everest Re” means Everest Reinsurance Company, a subsidiary of Holdings, and its subsidiaries (unless the context otherwise requires).
Unless noted otherwise, all tabular dollar amounts are in millions of United States (“U.S.”) dollars (“U.S. dollars” or “$”). Tabular amounts that are less than $500,000 are shown as “—”. Some amounts may not reconcile due to rounding.
Recent Developments
Bermuda-based Reinsurance Sidecar
On June 17, 2026, Group announced that it has partnered with Stone Point Insurance Solutions (“Stone Point”) to sponsor the launch of Annapurna Re, Ltd. (“Annapurna Re”), a Bermuda-based collateralized insurer and special purpose vehicle (commonly referred to as a reinsurance "sidecar") structured as a segregated accounts company. Funds managed by Stone Point will serve as the inaugural, anchor investors in this multi-year vehicle. This structure legally isolates the assets and liabilities funded by third-party investors from Group's general accounts.
Refer to Note 14 of the Notes to the Consolidated Financial Statements for more information.
Divestitures of Commercial Retail Insurance Operations
On August 5, 2026, Group entered into a definitive agreement to sell its Mexican Commercial Retail Insurance Operations, Compañía de Seguros Generales Everest Mexico, S.A. de C.V. (“Everest Mexico”), to Fairfax Financial Holdings Limited (“Fairfax”), a global property and casualty insurance and reinsurance company. The transaction is anticipated to close in 2027 following receipt of customary regulatory approvals and closing conditions. As a condition of this agreement, Everest Re and Everest Mexico will enter into an Amended and Restated Reinsurance Agreement for the existing quota share between the two entities. Refer to Note 14 of the Notes to the Consolidated Financial Statements for more information.
On May 19, 2026, Group entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), to American International Group, Inc. (“AIG”). The transaction closed during the fourth quarter of 2026 following receipt of customary regulatory approvals and closing conditions. As a condition of this agreement, Everest Re and Everest Colombia will enter into an Amended and Restated Reinsurance Agreement for the existing quota share between the two entities. Refer to Note 14 of the Notes to the Consolidated Financial Statements for more information.
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of Group, entered into a definitive agreement to sell its Canadian Commercial Retail Insurance Operations, Everest Insurance Company of Canada (“Everest Canada”), to The Wawanesa Mutual Insurance Company (“Wawanesa”). In connection with the agreement, Everest Canada will enter into a loss portfolio transfer reinsurance agreement with Everest Reinsurance Company - Canadian Branch, a Delaware reinsurance company and affiliate of EUGIL (“ERC - Canadian Branch”), pursuant to which ERC - Canadian Branch will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction. Upon execution of the loss portfolio transfer reinsurance agreement, Group assets held-for-sale would be comprised of only investments and cash at the time of the transaction close. On October 1, 2026, Group announced the completion of the sale of its Canadian Commercial Retail Insurance Operations to Wawanesa. Refer to Note 14 of the Notes to the Consolidated Financial Statements for more information.
In October 2025, Group entered into definitive agreements to sell the renewal rights for certain lines of the commercial retail insurance business written by the Company to AIG. Refer to Note 6 of the Notes to the Consolidated Financial Statements for more information.

Changes in Reportable Segment Presentation
During the third quarter of 2026, the Company refined its definition of underwriting results to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the adverse development cover (“ADC”) and the related amortization of the deferred gain. The Company believes this change improves period-over-period comparability, removes the timing difference created by the retroactive reinsurance accounting model from the underwriting income (loss) measure, and better aligns with the manner in which our chief operating decision maker reviews the business to assess performance and allocate resources.
In addition, the Company introduced a new performance measure for its Legacy segment to better align the reported measures with how management evaluates this business. For the Legacy reportable segment, underwriting results are not the sole meaningful measure of segment performance due to the run-off nature of the business and its focus on managing and settling existing liabilities. Accordingly, during the third quarter of 2026, the Company introduced net reserve for losses and LAE before the impact of ADC as the Legacy segment new performance measure.
Effective January 1, 2026, Everest Group, Ltd. changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Global Commercial Retail Insurance business in certain geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its global Reinsurance Treaty business as well as its Global Wholesale & Specialty business. The Company revised the presentation of its reportable segments retrospectively to appropriately align with how the business segments are now managed.
Refer to Note 7 of the Notes to the Consolidated Financial Statements for more information.
Adverse Development Cover Reinsurance Agreements
Effective October 1, 2025, Everest Re and a Bermuda affiliate, Everest Reinsurance (Bermuda), Ltd. entered into two adverse development reinsurance agreements with State National Insurance Company, Inc. (“State National Reinsurer”) and MS Transverse Insurance Company (“MS Transverse Reinsurer”), both of which are accounted for as retroactive reinsurance. The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the ceding companies’ North American liabilities in the Global Wholesale & Specialty and Legacy segment, subject to exclusions for certain liabilities, including among others those related to the Asbestos and Environmental (“A&E”) reserves included in the Legacy segment.
Refer to Note 5 of the Notes to the Consolidated Financial Statements for more information.
2.BASIS OF PRESENTATION
The unaudited consolidated financial statements of the Company as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025, 2024 and 2023, included in the Company’s most recent Form 10-K filing.
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

Adoption of New Accounting Standards
The Company did not adopt any new accounting standards that had a material impact during the three and nine months ended September 30, 2026.
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

3.INVESTMENTS
The tables below present the amortized cost, allowance for credit losses, gross unrealized appreciation/(depreciation) (“URA(D)”) and fair value of fixed maturity securities - available for sale for the periods indicated:

	At September 30, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$255	$—	$—	$(14)	$241
Tax-exempt obligations of U.S. states and political subdivisions	39	—	—	(7)	32
Corporate securities	6,352	(40)	21	(316)	6,017
Asset-backed securities	4,503	(75)	2	(111)	4,319
Mortgage-backed securities
Agency commercial	404	—	—	(42)	363
Non-agency commercial	837	—	—	(31)	807
Agency residential	3,561	—	—	(264)	3,297
Non-agency residential	1,620	—	—	(74)	1,545
Foreign government securities	1,061	—	4	(48)	1,016
Foreign corporate securities	2,554	—	15	(115)	2,455
Total fixed maturity securities - available for sale	$21,185	$(115)	$43	$(1,021)	$20,092
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$292	$—	$—	$(5)	$287
Tax-exempt obligations of U.S. states and political subdivisions	45	—	—	(4)	41
Corporate securities	6,315	(54)	138	(98)	6,301
Asset-backed securities	4,571	(14)	12	(15)	4,554
Mortgage-backed securities
Agency commercial	404	—	9	(2)	412
Non-agency commercial	739	—	1	(22)	718
Agency residential	3,794	—	67	(95)	3,766
Non-agency residential	1,557	—	31	(1)	1,587
Foreign government securities	1,041	—	18	(29)	1,030
Foreign corporate securities	2,274	—	60	(50)	2,284
Total fixed maturity securities - available for sale	$21,032	$(68)	$337	$(322)	$20,978
(Some amounts may not reconcile due to rounding.)

The following tables show amortized cost, allowance for credit losses, gross URA(D) and fair value of fixed maturity securities - held to maturity for the periods indicated:

	At September 30, 2026
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities – held to maturity
Corporate securities	$169	$(2)	$—	$(8)	$160
Asset-backed securities	324	(5)	3	(11)	311
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	78	(1)	1	(1)	78
Total fixed maturity securities - held to maturity	$571	$(7)	$5	$(20)	$549
(Some amounts may not reconcile due to rounding.)

	At December 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Fixed maturity securities - held to maturity
Corporate securities	$166	$(2)	$7	$(1)	$169
Asset-backed securities	328	(3)	5	(8)	322
Mortgage-backed securities
Commercial	—	—	—	—	—
Foreign corporate securities	79	(1)	6	—	84
Total fixed maturity securities - held to maturity	$573	$(6)	$18	$(9)	$576
(Some amounts may not reconcile due to rounding.)
The amortized cost and fair value of fixed maturity securities - available for sale are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities – available for sale
Due in one year or less	$656	$629	$638	$612
Due after one year through five years	4,812	4,627	4,516	4,500
Due after five years through ten years	3,875	3,673	3,696	3,741
Due after ten years	916	832	1,117	1,088
Asset-backed securities	4,503	4,319	4,571	4,554
Mortgage-backed securities
Agency commercial	404	363	404	412
Non-agency commercial	837	807	739	718
Agency residential	3,561	3,297	3,794	3,766
Non-agency residential	1,620	1,545	1,557	1,587
Total fixed maturity securities - available for sale	$21,185	$20,092	$21,032	$20,978
(Some amounts may not reconcile due to rounding.)

The amortized cost and fair value of fixed maturity securities - held to maturity are shown in the following table by contractual maturity. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2026		At December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities - held to maturity
Due in one year or less	$36	$36	$25	$25
Due after one year through five years	71	69	68	69
Due after five years through ten years	37	36	4	4
Due after ten years	103	97	148	155
Asset-backed securities	324	311	328	322
Total fixed maturity securities - held to maturity	$571	$549	$573	$576
(Some amounts may not reconcile due to rounding.)
The changes in net URA(D) for the Company’s investments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Increase (decrease) during the period between the fair value and cost of investments carried at fair value, and deferred taxes thereon:
Fixed maturity securities - available for sale, held to maturity and short-term investments	$(742)	$158	$(989)	$467
Change in URA(D), pre-tax	(742)	158	(989)	467
Deferred tax benefit (expense)	156	(32)	206	(97)
Change in URA(D), net of deferred taxes, included in stockholder's equity	$(586)	$126	$(783)	$370
(Some amounts may not reconcile due to rounding.)
The tables below display the aggregate fair value and gross unrealized depreciation of fixed maturity securities - available for sale by security type and contractual maturity, in each case subdivided according to length of time that the individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2026 By Security Type
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$151	$(9)	$90	$(5)	$241	$(14)
Tax-exempt obligations of U.S. states and political subdivisions	1	—	28	(7)	29	(7)
Corporate securities	4,326	(181)	1,022	(133)	5,348	(314)
Asset-backed securities	1,933	(91)	335	(20)	2,269	(111)
Mortgage-backed securities
Agency commercial	313	(35)	50	(7)	363	(42)
Non-agency commercial	373	(3)	347	(28)	720	(31)
Agency residential	2,465	(113)	826	(151)	3,291	(264)
Non-agency residential	1,437	(70)	69	(5)	1,506	(74)
Foreign government securities	494	(12)	307	(36)	801	(48)
Foreign corporate securities	1,289	(49)	692	(66)	1,980	(115)
Total	12,783	(562)	3,765	(457)	16,548	(1,019)
Securities where an allowance for credit loss was recorded	8	(2)	—	—	8	(2)
Total fixed maturity securities - available for sale	$12,791	$(564)	$3,765	$(457)	$16,555	$(1,021)
(Some amounts may not reconcile due to rounding.)

	Duration of Unrealized Loss at September 30, 2026 By Maturity
	Less than 12 months		Greater than 12 months		Total
(Dollars in millions)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities - available for sale
Due in one year or less	$157	$(2)	$287	$(14)	$444	$(16)
Due in one year through five years	2,792	(73)	1,137	(110)	3,929	(183)
Due in five years through ten years	3,068	(160)	336	(49)	3,404	(209)
Due after ten years	245	(16)	378	(74)	623	(90)
Asset-backed securities	1,933	(91)	335	(20)	2,269	(111)
Mortgage-backed securities	4,588	(221)	1,291	(190)	5,879	(411)
Total	12,783	(562)	3,765	(457)	16,548	(1,019)
Securities where an allowance for credit loss was recorded	8	(2)	—	—	8	(2)
Total fixed maturity securities - available for sale	$12,791	$(564)	$3,765	$(457)	$16,555	$(1,021)
(Some amounts may not reconcile due to rounding.)
The aggregate fair value and gross unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position at September 30, 2026 were $16.6 billion and $1.0 billion, respectively. The fair value of securities for the single issuer whose securities are within asset-backed securities and comprised the largest unrealized loss position at September 30, 2026 amounted to less than 1.6% of the overall fair value of the Company’s fixed maturity securities - available for sale. The fair value of the securities for the issuer whose securities comprised the second largest unrealized loss position at September 30, 2026, and are within non-agency residential mortgage-backed securities, amounted to less than 1.4% of the Company’s fixed maturity securities - available for sale. In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector. The $564 million of unrealized losses related to fixed maturity securities - available for sale that have been in an unrealized loss position for less than one year were generally comprised of domestic corporate securities, agency and non-agency residential securities and asset-backed securities. Of these unrealized losses, $560 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. The $457 million of unrealized losses related to fixed maturity securities - available for sale in an unrealized loss position for more than one year related primarily to agency residential, domestic and foreign corporate securities and foreign government securities. Of these unrealized losses, $450 million were related to securities that were rated investment grade by at least one nationally recognized rating agency. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Based upon the Company’s current evaluation of securities in an unrealized loss position as of September 30, 2026, the unrealized losses are due to changes in interest rates and non-issuer-specific credit spreads and are not credit-related. In addition, the contractual terms of these securities do not permit these securities to be settled at a price less than their amortized cost.

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
The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Fixed maturities	$286	$258	$826	$790
Equity securities	1	1	4	3
Short-term investments and cash	17	25	43	68
Other invested assets
Limited partnerships	87	48	151	47
Dividends from preferred shares of affiliate	8	8	23	23
Other	43	36	111	87
Gross investment income before adjustments	442	376	1,157	1,019
Funds held interest income (expense)	(2)	1	(3)	7
Gross investment income	441	377	1,154	1,025
Investment expenses	7	10	24	25
Net investment income	$433	$368	$1,130	$1,000
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
The Company had contractual commitments to invest up to an additional $1.9 billion in limited partnerships and private placement loan securities at September 30, 2026, which includes $677 million specific to limited partnerships as noted below. These commitments will be funded when called in accordance with the partnership and loan agreements, which have investment periods that expire, unless extended, through 2036.
In 2022, the Company entered into corporate-owned life insurance (“COLI”) policies, which are invested in debt and equity securities. The COLI policies are carried within other invested assets at the policy cash surrender value of $2.0 billion and $1.9 billion as of September 30, 2026 and December 31, 2025, respectively.
Other invested assets, at fair value, as of September 30, 2026 and December 31, 2025, were comprised of preferred shares held in Everest Preferred International Holdings, Ltd. (“Preferred Holdings”), a wholly-owned subsidiary of Group. Refer to Note 14 of the Notes to the Consolidated Financial Statements.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs, primarily as an investor through normal investment activities but also as an investment manager. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s consolidated financial statements. As of September 30, 2026 and December 31, 2025, the Company did not hold any investments for which it is the primary beneficiary.
The Company, through normal investment activities, makes passive investments in general and limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2026 and December 31, 2025 is limited to the total carrying value of $2.1 billion and $1.9 billion, respectively, which are included in general and limited partnerships.
As of September 30, 2026, the Company has outstanding commitments totaling $677 million whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
The components of net gains (losses) on investments are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net realized gains (losses) from dispositions:
Fixed maturities	(4)	(35)	(16)	(38)
Equity securities	—	—	—	—
Other invested assets	—	—	—	—
Short-term investments	—	—	—	—
Total net realized gains (losses) from dispositions	(4)	(35)	(16)	(38)
Credit allowance on fixed maturity securities	(51)	(12)	(49)	(14)
Gains (losses) from fair value adjustments:
Equity securities	(4)	1	(6)	3
Other invested assets	(53)	9	(79)	104
Total net gains (losses) on investments	(113)	(37)	(150)	56
(Some amounts may not reconcile due to rounding.)

The following tables provide a roll forward of the Company’s beginning and ending balance of allowance for credit losses for the periods indicated:

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Corporate Securities	Asset-Backed Securities	Total	Corporate Securities	Asset-Backed Securities	Total
(Dollars in millions)
Beginning balance	$(39)	$(25)	$(64)	$(54)	$(14)	$(68)
Credit losses on securities where credit
losses were not previously recorded	—	(28)	(28)	(2)	(28)	(30)
Increases in allowance on previously
impaired securities	(2)	(22)	(24)	(9)	(34)	(43)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	1	—	1	26	—	26
Balance, end of period	$(40)	$(75)	$(115)	$(40)	$(75)	$(115)
(Some amounts may not reconcile due to rounding.)

	Roll Forward of Allowance for Credit Losses – Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Corporate Securities	Asset-Backed Securities	Total	Corporate Securities	Asset-Backed Securities	Total
(Dollars in millions)
Beginning balance	$(39)	$—	$(40)	$(35)	$—	$(36)
Credit losses on securities where credit
losses were not previously recorded	(17)	(14)	(30)	(21)	(14)	(34)
Increases in allowance on previously
impaired securities	(6)	—	(6)	(6)	—	(6)
Decreases in allowance on previously
impaired securities	—	—	—	—	—	—
Reduction in allowance due to disposals	25	—	25	25	—	25
Balance, end of period	$(38)	$(14)	$(51)	$(38)	$(14)	$(51)
(Some amounts may not reconcile due to rounding.)
The allowance for credit losses for fixed maturities - available for sale within the asset-backed securities category increased for the three and nine months ended September 30, 2026 primarily emanating from two privately placed structured junior notes.
The allowance for credit losses for fixed maturities - held to maturity was not significant for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.

The proceeds and split between gross gains and losses from sales of fixed maturity securities - available for sale, fixed maturity securities - held to maturity and equity securities are presented in the table below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Proceeds from sales of fixed maturity securities - available for sale	$176	$160	$518	$303
Gross gains from dispositions	3	6	20	12
Gross losses from dispositions	(8)	(41)	(36)	(49)

Proceeds from sales of fixed maturity securities - held to maturity	—	—	—	10
Gross gains from sales	—	—	—	—
Gross losses from sales	—	—	—	(1)

Proceeds from sales of equity securities	$20	$—	$20	$3
Gross gains from dispositions	1	—	1	—
Gross losses from dispositions	(1)	—	(1)	—
(Some amounts may not reconcile due to rounding.)
In 2025, the Company sold fixed maturity securities - held to maturity with a net carrying amount of $11 million, which had realized losses of $1 million as part of the sale. The Company's decision to sell was due to significant credit deterioration of the issuer of the securities. There were no sales of fixed maturity securities - held to maturity for the three and nine months ended September 30, 2026.
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
At September 30, 2026 and December 31, 2025, $2.8 billion and $2.5 billion, respectively, of fixed maturities were fair valued using unobservable inputs. The majority of these fixed maturities were valued by investment managers’ valuation committees and many of these fair values were substantiated by valuations from independent third parties. The Company has procedures in place to evaluate these independent third-party valuations.
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

Other invested assets, at fair value, were categorized as Level 3 at September 30, 2026 and December 31, 2025, because the balance was comprised of a privately placed convertible preferred stock issued by an affiliate. The stock was received in exchange for shares of the Company’s parent. The 25-year redeemable, convertible preferred stock with a 1.75% coupon is valued using a pricing model. The pricing model includes observable inputs such as the U.S. Treasury yield curve rate T note constant maturity 10-year and the swap rate on the Company’s June 1, 2044, 4.868% senior notes, with adjustments to reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.
The following tables present the fair value measurement levels for all assets, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using
(Dollars in millions)	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$241	$—	$241	$—
Tax-exempt obligations of U.S. states and political subdivisions	32	—	32	—
Corporate securities	6,017	—	5,686	331
Asset-backed securities	4,319	—	1,859	2,460
Mortgage-backed securities
Agency commercial	363	—	363	—
Non-agency commercial	807	—	807	—
Agency residential	3,297	—	3,297	—
Non-agency residential	1,545	—	1,545	—
Foreign government securities	1,016	—	1,016	—
Foreign corporate securities	2,455	—	2,441	14
Total fixed maturities - available for sale	20,092	—	17,287	2,805

Equity securities, fair value	110	93	17	—
Other invested assets, fair value	1,543	—	—	1,543
(Some amounts may not reconcile due to rounding.)

	Fair Value Measurement Using
(Dollars in millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$287	$—	$287	$—
Tax-exempt obligations of U.S. states and political subdivisions	41	—	41	—
Corporate securities	6,301	—	5,931	370
Asset-backed securities	4,554	—	2,463	2,091
Mortgage-backed securities
Agency commercial	412	—	412	—
Non-agency commercial	718	—	718	—
Agency residential	3,766	—	3,766	—
Non-agency residential	1,587	—	1,587	—
Foreign government securities	1,030	—	1,030	—
Foreign corporate securities	2,284	—	2,270	14
Total fixed maturities - available for sale	20,978	—	18,504	2,474

Equity securities, fair value	108	88	20	—
Other invested assets, fair value	1,622	—	—	1,622
(Some amounts may not reconcile due to rounding.)
The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturities - available for sale, for the periods indicated:

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$365	$2,428	$13	$2,806	$370	$2,091	$14	$2,474
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	(50)	—	(51)	(4)	(62)	—	(66)
Included in other comprehensive income (loss)	(3)	(54)	—	(57)	(1)	(59)	—	(60)
Purchases, issuances and settlements	(30)	136	—	106	(34)	490	—	456
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$331	$2,460	$14	$2,805	$331	$2,460	$14	$2,805

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$(50)	$—	$(51)	$(3)	$(62)	$—	$(65)
(Some amounts may not reconcile due to rounding.)

	Total Fixed Maturities - Available for Sale
	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in millions)	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total	Corporate Securities	Asset-Backed Securities	Foreign Corporate	Total
Beginning balance of fixed maturities	$436	$1,862	$14	$2,312	$518	$1,657	$14	$2,189
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(23)	(14)	—	(36)	(24)	(13)	—	(37)
Included in other comprehensive income (loss)	13	7	—	20	(1)	5	—	3
Purchases, issuances and settlements	(25)	124	—	99	(92)	331	—	239
Transfers in/(out) of Level 3 and reclassification of securities in/(out) of investment categories	—	—	—	—	—	—	—	—
Ending balance	$402	$1,979	$14	$2,394	$402	$1,979	$14	$2,394

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(13)	$—	$—	$(13)	$(14)	$—	$—	$(14)
(Some amounts may not reconcile due to rounding.)
There were no transfers of assets in/(out) of Level 3 for the three and nine months ended September 30, 2026 and 2025.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Certain financial instruments disclosed, but not reported, at fair value are excluded from the fair value hierarchy tables above. Fair values and valuation hierarchy of fixed maturity securities - held to maturity, senior notes and long-term subordinated notes can be found within Notes 3, 8 and 9 of the Notes to the Consolidated Financial Statements, respectively. Fair values of long-term notes payable to affiliates can be found within Note 14 to these Consolidated Financial Statements. Short-term investments are stated at cost, which approximates fair value.
Exempt from Fair Value Disclosure Requirements
Certain financial instruments are exempt from the requirements for fair value disclosure, such as limited/general partnerships accounted for under the equity method and pension and other postretirement obligations. The Company’s investments in COLI policies are recorded at their cash surrender value and are therefore not required to be included in the tables above. Refer to Note 3 of the Notes to the Consolidated Financial Statements for details of investments in COLI policies.
In addition, $204 million and $233 million of investments within other invested assets on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively, are not included within the fair value hierarchy tables, as the assets are measured at NAV as a practical expedient to determine fair value.

5.RESERVE FOR LOSSES AND LAE
The following table provides a roll forward of the Company’s beginning and ending reserve for losses and LAE and is summarized for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(Dollars in millions)
Gross reserves beginning of period	$21,336	$19,271
Less reinsurance recoverables on unpaid losses	(3,369)	(3,391)
Net reserves beginning of period	17,966	15,880

Incurred related to:
Current year	3,896	4,814
Prior years	37	367
Prior years, reserves subject to the ADC	7	—
Total incurred losses and LAE	3,941	5,182

Paid related to:
Current year	631	780
Prior years	3,247	2,787
Total paid losses and LAE	3,877	3,567

Foreign exchange/translation adjustment	9	126

Net reserves end of period	18,038	17,621
Plus reinsurance recoverables on unpaid losses (1)	3,347	3,561
Gross reserves end of period	$21,385	$21,182
(Some amounts may not reconcile due to rounding.)
(1) This excludes the unpaid recoverable of the adverse development cover of $1.01 billion as of September 30, 2026.
Current year incurred losses were $3.9 billion and $4.8 billion for the nine months ended September 30, 2026 and 2025, respectively. Current year incurred losses decreased primarily due to a decrease of $699 million of current year attritional losses in 2026 compared to 2025, as well as a decrease of $218 million in 2026 current year catastrophe losses.
The current year incurred losses decrease reflects the decline in premiums earned due to commercial retail insurance business sale and change in business mix. In addition, in 2025 we strengthened U.S. casualty reserves within the Legacy segment which was not a factor in 2026. The current year catastrophe losses of $326 million for the nine months ended September 30, 2026 were comprised of catastrophe losses from hurricanes, typhoons and cyclones and other weather related events ($159 million), earthquakes ($125 million) and foreign conflict ($42 million). The current year catastrophe losses of $545 million for the nine months ended September 30, 2025 primarily related to wildfires ($461 million), driven by the 2025 L.A. wildfires, hurricanes, typhoons and cyclones and other weather related events ($54 million), and earthquakes ($30 million).
The net prior year unfavorable development on reserves of $37 million was primarily due to net prior year unfavorable development on attritional losses of $157 million, partially offset by net prior year favorable development on catastrophe losses of $120 million. The net unfavorable development of prior year attritional losses is primarily driven by reserve strengthening on the U.S casualty line of business in the Reinsurance Treaty segment, partially offset by releases on the short-tail lines of business. The net prior year favorable development of catastrophe losses of $120 million was driven by the release of $153 million of well-seasoned reserves primarily related to 2024 and 2025 events, offset by $33 million of unfavorable development related to the 2024 Baltimore Bridge collapse.
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
The agreements reinsure potential adverse loss development for accident years 2024 and prior arising out of the Ceding Companies’ North American liabilities within the Global Wholesale & Specialty and Legacy segments (“Subject Business”), subject to exclusions for certain liabilities, including among others those related to the A&E reserves included in the Legacy segment. At the time the Ceding Companies entered into the agreement, the carried reserves held for the Subject Business, pursuant to the Reinsurance Agreements, were $5.4 billion.
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
Under the MS Transverse Reinsurance Agreement, Group paid a reinsurance premium of $122 million to MS Transverse Reinsurer, of which $44 million was attributable to the Company, to assume potential subsequent adverse development for net paid losses on an 80 percent coinsurance basis up to an aggregate limit of $400 million. The $122 million payment to MS Transverse Reinsurer exceeds the retroactive reinsured liabilities and represents excess compensation for the uncertainty of future claims development, and as a result Group recognized an immediate pre-tax loss of $122 million in Incurred losses and loss adjustment expenses in Group’s 2025 consolidated statement of operations, of which $44 million was recognized by the Company. Mitsui Sumitomo Insurance Company Limited, the parent of MS Transverse Reinsurer, has provided a parental guarantee to secure its obligations under the agreement.
The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.
As of September 30, 2026 and December 31, 2025, Group had a deferred gain of $9 million and $3 million, respectively, of which $7 million and $3 million was recorded by the Company, respectively. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer as of September 30, 2026 and December 31, 2025 were $1.3 billion and $1.3 billion, respectively, of which $1.0 billion and $1.0 billion were attributable to the Company, respectively. The aggregated unexpired limit for State National Reinsurer as of September 30, 2026 and December 31, 2025 was $591 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of September 30, 2026 and December 31, 2025 was $400 million.

6.SALE OF RENEWAL RIGHTS
On October 26, 2025, Group entered into a Master Transaction Agreement (the “ROW Master Transaction Agreement”) with AIG (the “Buyer”), pursuant to which Group agreed to cause (i) Everest International Australia and Singapore branches, (ii) Ireland Insurance UK branch and (iii) Everest National Insurance Company, Everest Indemnity Insurance Company, Everest Security Insurance Company, Everest Premier Insurance Company, Everest Denali Insurance Company, Everest International Assurance, Ltd. and Everest Re to sell to Buyer the renewal rights in respect of certain lines of commercial retail insurance business, subject to certain exclusions as set forth in the ROW Master Transaction Agreement, for an aggregate purchase price of $252 million, of which $170 million was attributable to the Company.
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
The closing of the transaction pursuant to the ROW Master Transaction Agreement occurred on October 26, 2025. Upon closing of the transaction, Group recognized a $204 million gain on sale included in other income (expense) in its consolidated statements of operations for the year ended December 31, 2025, of which $32 million was recognized by the Company. The remaining $47 million was recorded as a liability within Other liabilities on Group’s consolidated balance sheet as of December 31, 2025 due to significant uncertainty related to factors outside Group’s influence, including the Buyer's underwriting decisions and the period until resolution. Of this $47 million liability recorded by Group, $38 million was attributable to the Company.
The final purchase price under the ROW Master Transaction Agreement will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of year-end renewals as agreed between the Company and the Buyer.
Under the ROW Master Transaction Agreement, the Buyer has also agreed to pay Group a total of $10 million per month for nine months for specified transition services starting January 1, 2026, of which the Company will receive $7 million per month.
In addition, as a result of the ROW Master Transaction Agreement, the Company also recorded severance costs and impairments of capitalized software in the amount of $22 million and $61 million, respectively, for the year ended December 31, 2025. Legal expenses and merger and acquisition fees related to the sale were $9 million for the year ended December 31, 2025.
For the three months ended September 30, 2026, the Company recognized $12 million of net transaction expenses associated with this agreement primarily relating to purchase price adjustment and additional severance/retention expenses. For the nine months ended September 30, 2026, the Company recognized $23 million of net transaction expenses associated with this agreement primarily relating to severance/retention expenses. These expenses were recorded in other income (expense) in our Consolidated Statements of Operations for the three months ended September 30, 2026 and for the nine months ended September 30, 2026.
7.SEGMENT REPORTING
Effective January 1, 2026, the Company changed its reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for its Commercial Retail Insurance business in certain geographic regions to AIG. This new segment presentation reflects the Company's sharpened focus on its global Reinsurance Treaty business as well as its Global Wholesale & Specialty business. Accordingly, the Company revised the presentation of its reportable segments to appropriately reflect how the business segments are now managed.
Our Legacy segment primarily includes the divested parts of the commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post-sale. Additionally, this segment includes run-off A&E exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026. As a result, the Company has three reportable segments, however, only two segments actively sell products, Reinsurance Treaty and Global Wholesale & Specialty, consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively.
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
For the Reinsurance Treaty and Global Wholesale & Specialty reportable segments, management generally monitors and evaluates financial performance based on underwriting results. During the third quarter of 2026, the Company refined its definition of underwriting results to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain. The Company believes this change improves period-over-period comparability, removes the timing differences created by the retroactive reinsurance accounting model from the underwriting income (loss) measure, and better aligns with the manner in which our chief operating decision maker reviews the business to assess performance and allocate resources.
Underwriting income (loss) is presented as a non-GAAP financial measure that includes earned premium less losses and LAE incurred, adjusted to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain, commission and brokerage expenses, and other underwriting expenses. The Company measures underwriting results using ratios, including the loss, commission and brokerage, and other underwriting expense ratios, which are calculated by dividing the respective losses and expenses by premiums earned.
For the Legacy reportable segment, underwriting results are not the sole meaningful measure of segment performance due to the run-off nature of the business and its focus on managing and settling existing liabilities. Accordingly, during the third quarter of 2026, the Company introduced net reserve for losses and LAE before the impact of ADC as the Legacy segment performance measure to align the reported measure with how management evaluates the business. This balance sheet-based measure is calculated as reserve for losses and LAE, less unpaid reinsurance loss recoverables adjusted to exclude the unpaid recoverable of the adverse development reinsurance agreements. Other than this measure used to evaluate the Legacy reportable segment, the Company does not review and evaluate the financial results of its reportable segments based on balance sheet data.
These changes to the segment performance measures have been reflected retrospectively. The Company continues to evaluate its segments as its business evolves and may further refine its segments and financial performance measures.
Affiliated Cession to Bermuda Entities
Our segment presentation includes a breakout of Affiliated Cession to Bermuda Entities alongside our three reportable segments. Affiliated Cession to Bermuda Entities includes the impact of ceded amounts related to the whole account aggregate stop loss agreements between Everest Re and Bermuda Re, excluding the agreements that were effective for 2018 and 2019 which were both commuted during the third quarter of 2023, and the agreement for the 2020 effective year which was commuted during the third quarter of 2025; Everest Re’s whole account quota share agreements with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), which are now in run off; the Loss Portfolio Transfer (“LPT”) agreements between Everest Re and Bermuda Re, which were commuted as of the fourth quarter of 2025; the life business whole account quota share agreement between Everest Assurance and Bermuda Re; the quota share agreement between Everest Re (Canadian Branch) and Bermuda Re, which was commuted as of the second quarter of 2025; and the catastrophe excess of loss contract effective January 1, 2025 with Bermuda Re. Refer to Note 14 of the Notes to the Consolidated Financial Statements for additional details.

The following tables present segment underwriting results for the periods indicated:

	Three Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$1,610	$703	$43	$—	$2,356
Net written premiums	1,238	531	32	(68)	1,732

Premiums earned	$1,258	$493	$115	$(82)	$1,784
Incurred losses and LAE	1,033	322	147	(81)	1,420
Commission and brokerage	314	102	11	—	427
Other underwriting expenses	42	61	15	—	118
Underwriting gain (loss)	$(132)	$9	$(58)	$(1)	$(181)

Ceded prior year (unfavorable) favorable development and related amortization under ADC					—
Net investment income					433
Net gains (losses) on investments					(113)
Corporate expenses					(20)
Interest, fees and bond issue cost amortization expense					(42)
Other income (expense)					(13)
Income tax benefit (expense)					(6)
Net income (loss)					$59

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets			$6,520
Less: unpaid reinsurance loss recoverables before impact of ADC			(1,584)
Net loss and loss adjustment expense reserves before impact of ADC			$4,936
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$4,815	$1,963	$130	$—	$6,908
Net written premiums	3,969	1,555	91	(273)	5,341

Premiums earned	$4,056	$1,559	$566	$(260)	$5,921
Incurred losses and LAE	2,505	979	533	(82)	3,934
Commission and brokerage	1,024	328	49	—	1,401
Other underwriting expenses	117	181	69	—	367
Underwriting gain (loss)	$411	$71	$(85)	$(177)	$219

Ceded prior year (unfavorable) favorable development and related amortization under ADC					(7)
Net investment income					1,130
Net gains (losses) on investments					(150)
Corporate expenses					(43)
Interest, fees and bond issue cost amortization expense					(127)
Other income (expense)					(53)
Income tax benefit (expense)					(172)
Net income (loss)					$797

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets			$6,520
Less: unpaid reinsurance loss recoverables before impact of ADC			(1,584)
Net loss and loss adjustment expense reserves before impact of ADC			$4,936
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$1,666	$748	$382	$—	$2,796
Net written premiums	1,414	625	274	(61)	2,252

Premiums earned	$1,431	$574	$345	$(97)	$2,252
Incurred losses and LAE	689	369	771	(46)	1,781
Commission and brokerage	361	116	20	—	497
Other underwriting expenses	38	56	42	—	137
Underwriting gain (loss)	$343	$33	$(489)	$(51)	$(163)

Ceded prior year (unfavorable) favorable development and related amortization under ADC					—
Net investment income					368
Net gains (losses) on investments					(37)
Corporate expenses					(7)
Interest, fees and bond issue cost amortization expense					(45)
Other income (expense)					(9)
Income tax benefit (expense)					8
Net income (loss)					$117

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets			$7,261
Less: unpaid reinsurance loss recoverables before impact of ADC			(1,758)
Net loss and loss adjustment expense reserves before impact of ADC			$5,503
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$5,143	$2,088	$1,312	$—	$8,543
Net written premiums	4,424	1,759	963	(355)	6,790

Premiums earned	$4,438	$1,721	$1,077	$(331)	$6,905
Incurred losses and LAE	2,696	1,134	1,394	(42)	5,182
Commission and brokerage	1,102	350	68	—	1,519
Other underwriting expenses	112	141	178	—	432
Underwriting gain (loss)	$528	$95	$(563)	$(289)	$(228)

Ceded prior year (unfavorable) favorable development and related amortization under ADC					—
Net investment income					1,000
Net gains (losses) on investments					56
Corporate expenses					(24)
Interest, fees and bond issue cost amortization expense					(133)
Other income (expense)					(50)
Income tax benefit (expense)					$(81)
Net income (loss)					$541

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets			$7,261
Less: unpaid reinsurance loss recoverables before impact of ADC			(1,758)
Net loss and loss adjustment expense reserves before impact of ADC			$5,503
(Some amounts may not reconcile due to rounding.)
Further classifications of revenues by geographic location are impracticable to disclose on an interim basis and, therefore, are only provided annually as part of the Annual Report on Form 10-K.
8.SENIOR NOTES
The table below displays Holdings’ outstanding senior notes (the “Senior Notes”). Fair value is based on quoted market prices, but due to limited trading activity, the Senior Notes are considered Level 2 in the fair value hierarchy.

				September 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.868% Senior notes	6/5/2014	6/1/2044	$400	$398	$326	$398	$355
3.5% Senior notes	10/7/2020	10/15/2050	1,000	983	618	982	698
3.125% Senior notes	10/4/2021	10/15/2052	1,000	972	560	972	636
			$2,400	$2,353	$1,504	$2,352	$1,689
(Some amounts may not reconcile due to rounding.)
Interest expense incurred in connection with the Senior Notes is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2026	2025	2026	2025
4.868% Senior notes	Semi-annually	June 1/December 1	$5	$5	$15	$15
3.5% Senior notes	Semi-annually	April 15/October 15	9	9	26	26
3.125% Senior notes	Semi-annually	April 15/October 15	8	8	24	24
			$22	$22	$65	$65
(Some amounts may not reconcile due to rounding.)

9.LONG-TERM SUBORDINATED NOTES
The table below displays Holdings’ outstanding fixed to floating rate long-term subordinated notes (“Subordinated Notes Issued 2007”). Fair value is based on quoted market prices, but due to limited trading activity, the Subordinated Notes Issued 2007 are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Original Principal Amount	Scheduled	Final	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
Subordinated Notes Issued 2007	4/26/2007	$400	5/15/2037	5/1/2067	$218	$208	$218	$208
During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest was at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007. During the floating rate interest period from May 15, 2017 through maturity, interest was initially based on the 3-month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded quarterly for periods from and including May 15, 2017. Following the cessation of LIBOR, for periods from and including August 15, 2023, interest is based on the 3-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The reset quarterly interest rate for August 17, 2026 to November 16, 2026 is 6.39%.
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
Interest expense incurred in connection with the long-term Subordinated Notes Issued 2007 is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Interest expense incurred	$4	$4	$11	$12
10.FEDERAL HOME LOAN BANK MEMBERSHIP
Everest Re is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2026, Everest Re had statutory admitted assets of approximately $32.5 billion which provides borrowing capacity of up to approximately $3.2 billion. As of September 30, 2026, Everest Re had $1.0 billion of borrowings outstanding, which begin to expire in 2026. Everest Re incurred interest expense of $11 million and $12 million for the three months ended September 30, 2026 and 2025, respectively. Everest Re incurred interest expense of $31 million and $37 million for the nine months ended September 30, 2026 and 2025, respectively. The FHLBNY membership agreement requires that 4.5% of borrowed funds be used to acquire additional membership stock. Additionally, the FHLBNY membership requires that members must have sufficient qualifying collateral pledged. As of September 30, 2026, Everest Re had $1.2 billion of collateral pledged. Refer to Note 11 of the Notes to the Consolidated Financial Statements.

11. COLLATERALIZED REINSURANCE, TRUST AGREEMENTS AND OTHER RESTRICTED ASSETS
The Company maintains certain restricted assets as security for potential future obligations, primarily to support its underwriting operations. The following table summarizes the Company’s restricted assets:

(Dollars in millions)	September 30, 2026	December 31, 2025
Collateral in trust for non-affiliated agreements	$637	$685
Collateral held on behalf of affiliates (1)	760	1,143
Collateral for FHLB borrowings	1,212	1,418
Securities on deposit with or regulated by government authorities	1,117	1,417
Funds held by reinsureds	405	372
Prepaid employee benefit asset	92	—
Total restricted assets	$4,221	$5,035
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
Restricted cash is included in cash on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company had restricted cash of $24 million and $25 million, respectively. Total restricted cash includes amounts on deposit in trust accounts for both affiliated and non-affiliated agreements.
The Company has entered into various collateralized reinsurance agreements with Kilimanjaro Re Limited (“Kilimanjaro”), a Bermuda-based special purpose reinsurer, to provide the Company with catastrophe reinsurance coverage. These agreements are multi-year reinsurance contracts which cover named storm and earthquake events. The table below summarizes the various agreements:

(Dollars in millions)
Class	Description	Effective Date	Expiration Date	Limit	Coverage Basis
Series 2024-1 Class A	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	75	Occurrence
Series 2024-1 Class B	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/27/2024	6/30/2028	125	Occurrence
Series 2025-1 Class A-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Aggregate
Series 2025-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Aggregate
Series 2025-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	120	Aggregate
Series 2025-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	120	Aggregate
Series 2025-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	170	Occurrence
Series 2025-2 Class C-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	170	Occurrence
Series 2025-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/9/2029	105	Occurrence
Series 2025-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	6/26/2025	7/8/2030	105	Occurrence
Series 2026-1 Class B-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	70	Aggregate
Series 2026-1 Class C-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	60	Occurrence
Series 2026-1 Class D-1	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2029	220	Occurrence
Series 2026-2 Class A-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	50	Aggregate
Series 2026-2 Class B-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	60	Aggregate
Series 2026-2 Class D-2	US, Canada, Puerto Rico – Named Storm and Earthquake Events	7/1/2026	6/30/2030	170	Occurrence
	Total available limit as of September 30, 2026			$1,830
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
On October 28, 2026, two purported shareholders of Everest Group, Ltd. filed a putative securities class action in the United States District Court for the Southern District of New York against Everest Group, Ltd. and certain of its current and former officers. The complaint purports to assert claims on behalf of purchasers of Group’s common shares during the period from February 8, 2024 through October 27, 2025 and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint generally alleges that defendants made materially false or misleading statements or omissions concerning, among other things, Group's U.S. casualty business, underwriting, pricing, loss development and reserves, and seeks damages and other relief. Group intends to vigorously defend the action. The litigation is at a preliminary stage, and Group is unable at this time to predict its outcome or reasonably estimate the amount or range of any potential loss.
Aside from litigation and arbitrations related to insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration. The Company has not been named as a party to the Group securities class action referred to above.
13. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of other comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$(797)	$167	$(630)	$(1,054)	$220	$(834)
Reclassification of net realized losses (gains) included
in net income (loss)	$55	$(12)	43	65	(14)	51
Foreign currency translation adjustments	$13	$(3)	10	(12)	2	(9)
Benefit plan actuarial net gain (loss)	—	$—	—	—	—	—
Reclassification of benefit plan liability amortization included
in net income (loss)	$—	$—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(730)	$153	$(577)	$(1,002)	$209	$(793)
(Some amounts may not reconcile due to rounding)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in millions)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) of securities - non-credit related	$111	$(22)	$89	$416	$(86)	$330
Reclassification of net realized losses (gains) included
in net income (loss)	47	(10)	37	51	(11)	41
Foreign currency translation adjustments	(15)	3	(12)	60	(13)	48
Benefit plan actuarial net gain (loss)	—	—	—	—	—	—
Reclassification of benefit plan liability amortization included
in net income (loss)	—	—	—	(10)	2	(8)
Total other comprehensive income (loss)	$143	$(29)	$114	$518	$(107)	$410
(Some amounts may not reconcile due to rounding)

The following table presents details of the amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item within the statements of operations and comprehensive income (loss)
AOCI component	2026	2025	2026	2025
(Dollars in millions)
URA(D) of securities	$55	$47	$65	$51	Other net gains (losses) on investments
	(12)	(10)	(14)	(11)	Income tax expense (benefit)
	$43	$37	$51	$41	Net income (loss)

Benefit plan net gain (loss)	$—	$—	$(1)	$(10)	Other income (expense)
	—	—	—	2	Income tax expense (benefit)
	$—	$—	$(1)	$(8)	Net income (loss)
(Some amounts may not reconcile due to rounding)
The following table presents the components of AOCI, net of tax, in the consolidated balance sheets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Beginning balance of URA(D) of securities	$(205)	$(148)	$(9)	$(393)
Current period change in URA(D) of securities - non-credit related	(586)	126	(783)	370
Ending balance of URA(D) of securities	(792)	(22)	(792)	(22)

Beginning balance of foreign currency translation adjustments	13	36	33	(24)
Current period change in foreign currency translation adjustments	10	(12)	(9)	48
Ending balance of foreign currency translation adjustments	24	24	24	24

Beginning balance of benefit plan net gain (loss)	5	8	6	16
Current period change in benefit plan net gain (loss)	—	—	(1)	(8)
Ending balance of benefit plan net gain (loss)	5	8	5	8

Ending balance of accumulated other comprehensive income (loss)	$(763)	$10	$(763)	$10
(Some amounts may not reconcile due to rounding.)
14. RELATED-PARTY TRANSACTIONS
The table below displays long-term note agreements that Group entered into with Holdings for the periods indicated. These transactions are presented as Notes Payable – Affiliated in the Consolidated Balance Sheet of Holdings. During the third quarter of 2026, Holdings repaid Group $200 million of the outstanding principal on the below note. Following the paydown, the carrying value of the note was $400 million at September 30, 2026, compared to $600 million at December 31, 2025 as shown in the table below. The fair value of these long-term notes is considered Level 2 in the fair value hierarchy.

				September 30, 2026		December 31, 2025
(Dollars in millions)	Date Issued	Date Due	Principal Amounts	Consolidated Balance Sheet Amount	Fair Value	Consolidated Balance Sheet Amount	Fair Value
4.30% Long-term Note	12/23/2024	12/23/2027	$600	$400	$396	$600	$615
(Some amounts may not reconcile due to rounding.)

Interest expense recognized in connection with long-term note agreements is as follows for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Interest Paid	Payable Dates	2026	2025	2026	2025
4.30% Long-term Note	semi-annually	June 30 and December 31	6	6	19	19
(Some amounts may not reconcile due to rounding.)
Holdings holds 1,773 preferred shares of Preferred Holdings with a $1.0 million par value and 1.75% annual dividend rate. Holdings received these shares in December 2015 in exchange for previously held 9,719,971 common shares of Group. After the exchange, Holdings no longer holds any shares or has any ownership interest in Group. Holdings has reported the preferred shares in Preferred Holdings, as other invested assets, fair value, in the consolidated balance sheets with changes in fair value re-measurement recorded in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). The following table presents the dividends received on the preferred shares of Preferred Holdings that are reported as net investment income in the consolidated statements of operations and comprehensive income (loss) for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Dividends received on preferred stock of affiliate	$8	$8	$23	$23
Affiliated Service Companies
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
The following table presents the expenses incurred by Holdings from services provided by Global Services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Expenses incurred	56	65	194	174
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
The table below summarizes total premiums written and earned and incurred losses and LAE ceded to and assumed from affiliates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Written premiums:
Assumed	20	17	58	58
Ceded	(68)	(61)	(273)	(355)

Premiums earned:
Assumed	20	24	63	59
Ceded	(82)	(97)	(260)	(331)

Incurred losses and LAE:
Assumed	21	3	37	3
Ceded	(81)	(46)	(82)	(42)

Transactions with Bermuda Affiliate Entities
Effective January 1, 2018, Everest Re entered into a twelve-month whole account aggregate stop loss reinsurance contract (the “stop loss agreement”) with Bermuda Re, that is renewed annually. The stop loss agreement provides coverage for ultimate net losses on applicable net earned premiums above a retention level, subject to certain other coverage limits and conditions. The stop loss agreements between Everest Re and Bermuda Re that were effective for 2018 and 2019 were both commuted during the third quarter of 2023, and the agreement for the 2020 effective year was commuted during the third quarter of 2025. The commutation of the 2020 agreement resulted in the recognition of an incurred gain of $10 million for Everest Re in the third quarter of 2025. The stop loss agreement was most recently renewed effective January 1, 2026. Beginning in 2025, Bermuda Re and Everest International are co-participants with 70% and 30% participation shares, respectively. As of September 30, 2026 and December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $50 million and $24 million, respectively, in connection with the aggregate stop loss agreement.
Everest Re had whole account quota share reinsurance agreements in place with Bermuda Re from 2002 through the end of 2017. Quota share percentages ranged from 20% to 60% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re and Bermuda Re were not renewed and the existing quota shares were put into run-off. As of September 30, 2026 and December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $459 million and $443 million, respectively, in connection with these agreements.
Everest Re had whole account quota share reinsurance agreements in place with Everest International from 2004 through the end of 2009. Quota share percentages ranged from 2% to 8% depending on the year. As of December 31, 2009, the quota share reinsurance agreements between Everest Re and Everest International were not renewed and the existing quota shares were put into run-off. As of September 30, 2026 and as of December 31, 2025, Everest Re had reinsurance recoverables on unpaid losses of $5 million and $6 million, respectively, in connection with these agreements.
Everest Re (Canadian Branch) had quota share reinsurance agreements in place with Bermuda Re from 2007 through the end of 2017. Quota share percentages ranged from 60% to 75% depending on the year. As of December 31, 2017, the quota share reinsurance agreements between Everest Re (Canadian Branch) and Bermuda Re were not renewed and the existing quota shares were put into run-off. During the second quarter of 2025, the quota share reinsurance agreements between Everest Re (Canadian Branch) and Bermuda Re were commuted effective June 30, 2025; the commutation loss recognized by Everest Re (Canadian Branch) upon settlement was not significant.
Effective October 1, 2008, Everest Re entered into an LPT agreement with Bermuda Re that covers subject loss reserves related to casualty business for accident years 2002 to 2007. As a result of the LPT agreement, Everest Re transferred $747 million of loss reserves to Bermuda Re. During the fourth quarter of 2025, the LPT agreement between Everest Re and Bermuda Re was commuted effective December 1, 2025 and a $6 million loss was recognized by Everest Re upon settlement.
Effective December 31, 2017, Everest Re entered into an LPT agreement with Bermuda Re. The LPT agreement covers subject loss reserves of $2.3 billion for accident years 2017 and prior subject to retention. As a result of the LPT agreement, Everest Re transferred $1.0 billion of cash and fixed maturity securities and transferred $970 million of loss reserves to Bermuda Re. As part of the LPT agreement, Bermuda Re provided an additional $500 million of adverse development coverage on the subject loss reserves. During the fourth quarter of 2025, this additional LPT agreement between Everest Re and Bermuda Re was commuted effective December 1, 2025 and the loss recognized by Everest Re upon settlement was not significant.
Everest Assurance entered into a continuous, 100% whole account quota share reinsurance agreement with Bermuda Re effective January 1, 2018. This agreement covers life business and is renewable until terminated. As of September 30, 2026 and as of December 31, 2025, related balance sheet amounts were not significant.
Everest Re entered into a catastrophe excess of loss contract with Bermuda Re effective January 1, 2025 through December 31, 2025. The contract provided Everest Re up to $600 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. The agreement was amended effective July 1, 2025 to provide Everest Re up to $500 million of reinsurance coverage in excess of $1.5 billion for hurricane perils and in excess of $1.1 billion for earthquake events. This contract was most recently renewed effective January 1, 2026 to provide Everest Re up to $300 million of reinsurance coverage in excess of $1.95 billion for hurricane perils and in excess of $1.3 billion for earthquake events. Consideration for this coverage was $54 million for treaty year 2026. As of September 30, 2026 and as of December 31, 2025, related balance sheet amounts were not significant.

Transactions with Other Affiliates
Everest Re entered into a catastrophe excess of loss reinsurance contract with Everest Insurance (Ireland), dac (“Ireland Insurance”) effective January 1, 2021 through December 31, 2021. This contract has been renewed annually since inception. The contract provides Ireland Insurance with up to €750 million of reinsurance coverage for each catastrophe occurrence above €15 million. This contract was most recently renewed effective January 1, 2026. Consideration for this coverage is €15 million and €26 million for treaty years 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $20 million and $23 million, respectively, recorded on its balance sheet due from Ireland Insurance.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Ireland Re, effective February 1, 2021 through January 31, 2022. This contract has been renewed annually since inception. The contract provides Ireland Re with up to €125 million of reinsurance coverage for each catastrophe occurrence above €18 million. Consideration for this coverage is €7 million and €9 million for treaty years 2026 and 2025, respectively. This agreement was most recently renewed effective February 1, 2026, and was amended to provide Ireland Re with up to €90 million of reinsurance coverage for each catastrophe occurrence above €18 million. As of September 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $16 million and $11 million, respectively, recorded on its balance sheet due from Ireland Re.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective June 1, 2022 through March 31, 2023. This contract has been renewed annually since inception. The contract provides Lloyd’s Syndicate 2786 with up to $40 million of reinsurance coverage for each catastrophe occurrence above $8 million. Consideration for this coverage is $4 million for the most recently renewed period. This contract was most recently renewed effective April 1, 2025, and was not renewed in 2026. As of December 31, 2025, the Company had assumed premiums receivable of $3 million recorded on its balance sheet due from Lloyd’s Syndicate 2786. As of September 30, 2026, related balance sheet amounts were not significant.
Everest Re entered into a per event excess of loss reinsurance contract with Lloyd’s Syndicate 2786, effective July 1, 2025 through June 30, 2026. The agreement was not renewed in 2026. The contract provides Lloyd’s Syndicate 2786 with up to $8 million of reinsurance coverage for each catastrophe occurrence above $3 million. Consideration for this coverage was $0.4 million for the most recently renewed period. As of September 30, 2026 and December 31, 2025, related balance sheet amounts were not significant.
Everest Re (Canadian Branch) entered into an excess of loss reinsurance agreement with Everest Insurance Company of Canada (“Everest Canada”), effective January 1, 2024 through December 31, 2024. This contract has been renewed annually since inception. This contract provides Everest Canada with up to C$270 million of reinsurance coverage for each catastrophe occurrence above C$50 million. Consideration for this coverage is C$9 million annually. This agreement was most recently renewed January 1, 2026. On March 22, 2026, EUGIL entered into a definitive agreement to sell Everest Canada to Wawanesa. Refer to Note 1 of the Notes to the Consolidated Financial Statements for details. In connection with this sale, Everest Canada entered into an LPT reinsurance agreement with Everest Re (Canadian Branch) pursuant to which Everest Re (Canadian Branch) will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction. On October 1, 2026, Group announced the completion of the sale of its Canadian Commercial Retail Insurance Operations to Wawanesa. As of September 30, 2026 and December 31, 2025, related balance sheet amounts were not significant.
Everest Re entered into a whole account quota share reinsurance agreement with Everest Colombia, effective July 1, 2025 through June 30, 2026. This agreement covers property and casualty business. Quota share percentages vary based on the line of business for the premium written. On May 19, 2026, Group entered into a definitive agreement to sell Everest Colombia to AIG. The transaction closed during the fourth quarter of 2026 following receipt of customary regulatory approvals and closing conditions. Refer to Note 1 of the Notes to the Consolidated Financial Statements for details. As a condition of this agreement, Everest Re and Everest Colombia have entered into an Amended and Restated Reinsurance Agreement for this existing whole account quota share reinsurance agreement. As of September 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $10 million and $10 million, respectively, recorded on its balance sheet due from Everest Colombia.
Everest Re entered into a 99.0% whole account quota share reinsurance agreement with Everest Mexico, effective July 1, 2024 through June 30, 2025. This contract has been renewed annually since inception. This agreement covers property and casualty business. Effective January 1, 2025, the quota share percentage was amended to 99.7% for real estate fund business and 99% for all remaining lines of property and casualty business. This agreement was extended and will expire on December 31, 2026. On August 5, 2026, Group entered into a definitive agreement to sell Everest Mexico to Fairfax. The transaction is anticipated to close in 2027, pursuant to customary regulatory approvals and closing conditions. Refer to Note 1 of the Notes to the Consolidated Financial Statements for details. As a condition of this agreement, Everest Re and Everest Mexico will enter into an Amended and Restated Reinsurance Agreement for this existing whole account quota share reinsurance agreement. As of September 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $16 million and $12 million, respectively, recorded on its balance sheet due from Everest Mexico.
Everest Re entered into a catastrophe excess of loss reinsurance agreement with Everest Chile, effective July 1, 2022 through June 30, 2023. This contract has been renewed annually since inception. The contract provides Everest Chile with up to $180 million of reinsurance coverage for each catastrophe occurrence above $7 million. This agreement was most recently renewed July 1, 2026. Consideration for this coverage is $9 million for July 2025 - June 2026 treaty year and $9 million for coverage for the July 2026 - June 2027 treaty year. As of September 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $14 million and $13 million, respectively, recorded on its balance sheet due from Everest Chile. On October 30, 2026, Group entered into a definitive agreement to sell Everest Chile to AIG. The transaction is anticipated to close in early 2027. In connection with this sale, Everest Chile will enter into a LPT reinsurance agreement with Ireland Re pursuant to which Ireland Re will reinsure certain liabilities of Everest Chile, with respect to insurance business written prior to the closing of the transaction.
Everest Re entered into a 65% whole account quota share reinsurance agreement with Everest Chile, effective July 1, 2022 through June 30, 2023. The contract was not renewed and is in run-off as of December 31, 2024. As of September 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $11 million and $11 million, respectively, recorded on its balance sheet due from Everest Chile. Refer to Everest Chile sale disclosure above for additional information impacting this reinsurance agreement.
Everest Re entered into a catastrophe excess of loss reinsurance contract with Bermuda Re (UK Branch), effective January 1, 2021 through December 31, 2021. This contract has been renewed annually since inception. The contract provides Bermuda Re (UK Branch) with up to £130 million of reinsurance coverage for each catastrophe occurrence above £27 million. Consideration for this coverage is £5 million and £7 million for treaty years 2026 and 2025, respectively. This contract was most recently renewed effective January 1, 2026. As of December 31, 2025, the Company had assumed premiums receivable of $7 million recorded on its balance sheet due from Bermuda Re (UK Branch). As of September 30, 2026, the Company had no amounts outstanding recorded on its balance sheet due from Bermuda Re (UK Branch).
Everest Re entered into a per risk and per occurrence and excess of loss reinsurance contract with the Australia Branch of Everest International (“Everest International - Australia Branch”), effective July 1, 2025 through June 30, 2026. The contract provides Everest International - Australia Branch with up to A$65 million of reinsurance coverage for each risk or occurrence above A$8 million. Consideration for this coverage is A$11 million annually. This contract was most recently renewed effective July 1, 2026, and was amended to provide Everest International - Australia Branch with up to A$55 million of reinsurance coverage for each risk or occurrence above A$8 million. As of September 30, 2026 and December 31, 2025, related balance sheet amounts were not significant.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International - Australia Branch, effective February 1, 2025 through June 30, 2025. The contract provides Everest International - Australia Branch with up to A$167 million of reinsurance coverage for each catastrophe occurrence above A$73 million. Consideration for this coverage was A$4 million for the most recently renewed period. The contract was most recently renewed effective July 1, 2025, and was not renewed in 2026. As of September 30, 2026 and December 31, 2025, the Company had assumed premiums receivable of $5 million and $4 million, respectively, recorded on its balance sheet due from Everest International - Australia Branch.
Everest Re entered into a catastrophe excess of loss reinsurance contract with the Everest International Reinsurance - Singapore Branch, effective July 1, 2025 through December 31, 2025. This contract was most recently renewed effective January 1, 2026. The contract provides Everest International Reinsurance - Singapore Branch with up to S$85 million of aggregate reinsurance coverage for subject ultimate net loss from loss occurrences above S$9 million. Consideration for this coverage is S$2 million annually. As of September 30, 2026 and December 31, 2025, related balance sheet amounts were not significant.

In 2013, Group established Mt. Logan Re, Ltd. (“Mt. Logan Re”), which is a collateralized insurer based in Bermuda. Mt. Logan Re then established separate segregated accounts for its business activity, which invest in a diversified set of catastrophe exposures.
The following table summarizes the premiums and losses that are ceded by the Company to Mt. Logan Re segregated accounts for the periods indicated:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Mt. Logan Re Segregated Accounts	2026	2025	2026	2025
Ceded written premiums	$95	$92	$268	$301
Ceded earned premiums	95	97	268	279
Ceded losses and LAE	11	8	38	117
The Company reinsures some of its loss exposures from its global casualty and specialty reinsurance and facultative portfolios with the segregated accounts of Annapurna Re. Annapurna Re is a Bermuda-based collateralized insurer and special purpose vehicle established in 2026. The following table summarizes the premiums and losses that are ceded by the Company to Annapurna Re segregated accounts for the periods indicated:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Annapurna Re Segregated Accounts	2026	2025	2026	2025
Ceded written premiums	$107	$—	$238	$—
Ceded earned premiums	50	—	87	—
Ceded losses and LAE	35	—	60	—
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
On September 11, 2026, the OECD framework released additional administrative guidance and implementation materials related to the global minimum tax framework. These materials include, an updated GloBE Information Return incorporating the January 2026 side-by-side package, guidance addressing explicitly conditional taxes, the Qualified Domestic Minimum Top-up Tax safe harbor, and a framework for reviewing relevant domestic legislation. The Company continues to evaluate the potential impact of these developments and to monitor further guidance and implementation activities in the relevant jurisdictions in which it operates.
16. SUBSEQUENT EVENTS
The Company has evaluated known recognized and non-recognized subsequent events:
•On October 1, 2026, Group announced the completion of the sale of its Canadian Commercial Retail Insurance Operations. Refer to Notes 1 and 14 of the Notes to the Consolidated Financial Statements for more information.
•On October 28, 2026, two purported shareholders of Everest Group, Ltd. filed a putative securities class action in the United States District Court for the Southern District of New York against Everest Group, Ltd. and certain current and former officers. Refer to Note 12 of the Notes to the Consolidated Financial Statements for more information.
No other material subsequent events or transactions have occurred that require recognition or disclosure in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations, financial condition and liquidity and capital resources for the three and nine months ended September 30, 2026. This discussion should be read in conjunction with the consolidated financial statements and related notes, under Part I - Item 1 of this Form 10-Q, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Recent Developments.
Group Securities Litigation
See Item 1 – Legal Proceedings.
Bermuda Monetary Authority Group Supervision
As further detailed below in the section titled “Item 1A. – Risk Factors”, the Bermuda Monetary Authority (the “BMA”) informed Everest Group, Ltd. (“Group”) of its formal determination that it is appropriate for the BMA to become Group Supervisor for Group and its subsidiaries and specified that Everest Reinsurance (Bermuda) Ltd. (“Bermuda Re”), an affiliate of the Company, would become the “designated insurer” responsible for group-level regulatory compliance for Group and its subsidiaries, pursuant to Section 27B of the Insurance Act 1978 (the “Act”). Group expects that it will be formally designated as an Internationally Active Insurance Group (“IAIG”) by the BMA. Because the Company is part of Group’s designated insurance group, the Company may become subject to new compliance requirements resulting from BMA group supervision and Group IAIG status.
Group and Bermuda Re are discussing with the BMA the applicable requirements of group supervision during a twelve-month transition period that ends in January 2027. During this period, management is analyzing compliance requirements and potential focus areas for enhancement and taking steps necessary to comply with the BMA’s group supervision requirements. Under the Act, Group will be subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Group’s licensed entities in other jurisdictions, including Delaware. Management’s continuing assessment of and compliance with BMA group supervision will require Group to allocate considerable time and resources that could impact the operations of our insurance and/or non-insurance subsidiaries or may result in increased costs or affect our financial condition. Group supervision and IAIG status could also affect our prescribed capital requirements, the terms of and structure of our regulatory capital, intercompany capital transactions, borrowing requirements and terms, and ratings and may significantly increase our cost of regulatory compliance.
Bermuda-based Reinsurance Sidecar Established by Group
On June 17, 2026, Group announced that it has partnered with Stone Point Insurance Solutions (“Stone Point”) to sponsor the launch of Annapurna Re Ltd. (“Annapurna Re”), a Bermuda-based collateralized insurer and special purpose vehicle (commonly referred to as a reinsurance "sidecar") structured as a segregated accounts company. Funds managed by Stone Point will serve as the inaugural, anchor investors in this multi-year vehicle. This structure legally isolates the assets and liabilities funded by third-party investors from Group's general accounts. Refer to Note 14 of the Notes to the Consolidated Financial Statements for premiums and losses ceded by the Company to the Annapurna reinsurance sidecar beginning in the second quarter 2026.
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
Under the MS Transverse Reinsurance Agreement, Group paid a reinsurance premium of $122 million to MS Transverse Reinsurer, of which $44 million was attributable to the Company, to assume potential subsequent adverse development for net paid losses on an 80 percent coinsurance basis up to an aggregate limit of $400 million. The $122 million payment to MS Transverse Reinsurer exceeds the retroactive reinsured liabilities and represents excess compensation for the uncertainty of future claims development, and as a result Group recognized an immediate pre-tax loss of $122 million in Incurred losses and loss adjustment expenses in Group’s 2025 consolidated statement of operations, of which $44 million was recognized by the Company. Mitsui Sumitomo Insurance Company Limited, the parent of MS Transverse Reinsurer, has provided a parental guarantee to secure its obligations under the agreement.
The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions.
As of September 30, 2026 and December 31, 2025, Group had a deferred gain of $9 million and $3 million, respectively, of which $7 million and $3 million was recorded by the Company, respectively. The deferred gain would be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. The total covered losses ceded to State National Reinsurer as of September 30, 2026 and December 31, 2025 were $1.3 billion and $1.3 billion, respectively, of which $1.0 billion and $1.0 billion were attributable to the Company, respectively. The aggregated unexpired limit for State National Reinsurer as of September 30, 2026 and December 31, 2025 was $591 million and $597 million, respectively. The aggregated unexpired limit for MS Transverse Reinsurer as of September 30, 2026 and December 31, 2025 was $400 million.
For more details, see Form 8-K filed by Group with the SEC on October 27, 2025 and the adverse development reinsurance agreements attached thereto and incorporated by reference in Exhibits 10.20 and 10.21 to the Company’s Annual Report on Form 10-K.
Divestitures of Commercial Retail Insurance Operations
Group Sale of Certain Commercial Retail Insurance Renewal Rights
On October 26, 2025, Group entered into definitive agreements with American International Group, Inc. (“AIG”) to sell the renewal rights for certain lines of commercial retail insurance business written by the Company in the U.S., U.K. and Asia Pacific, for an aggregate purchase price of $252 million, of which $170 million was attributable to the Company. The final purchase price under the Master Transaction Agreements will be adjusted to equal 15% of the gross written premiums of the subject business for the year ended December 31, 2025, inclusive of year-end renewals as agreed between the Company and the Buyer.
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
Group Sale of Canadian Commercial Retail Insurance Operations
On March 22, 2026, Everest Underwriting Group (Ireland) Limited (“EUGIL”), an Irish direct subsidiary of Group, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with The Wawanesa Mutual Insurance Company, a mutual insurance company existing under the Insurance Companies Act (Canada) (“Wawanesa”), pursuant to which EUGIL agreed to sell to Wawanesa, or a Canadian affiliate thereof, all of the outstanding shares of capital of Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and a wholly owned subsidiary of EUGIL, representing Group’s Canadian Commercial Retail Insurance operations for C$140 million, subject to adjustment.
In connection with the Purchase Agreement, (i) Everest Canada will enter into a loss portfolio transfer reinsurance agreement with Everest Reinsurance Company - Canadian Branch, a Delaware reinsurance company and affiliate of EUGIL (“ERC - Canadian Branch”), pursuant to which ERC - Canadian Branch will reinsure certain liabilities of Everest Canada with respect to insurance business written prior to the closing of the transaction, (ii) EUGIL or an affiliate thereof and Wawanesa or an affiliate thereof will enter into a transition services agreement for specified transition services to be provided to Wawanesa and its affiliates and (iii) EUGIL and its affiliates, on the one hand, and Wawanesa and its affiliates, on the other hand, will enter into such other ancillary agreements as contemplated in the Purchase Agreement. Upon execution of the loss portfolio transfer reinsurance agreement described in item (i), Group assets held-for-sale would be comprised of only investments and cash at the time of the transaction close.
On October 1, 2026, Group announced the completion of the sale of its Canadian Commercial Retail Insurance Operations. For more details, see the Current Report on Form 8-K filed by Group with the SEC on March 23, 2026 and the Purchase Agreement attached as Exhibit 10.2 to the quarterly report on Form 10-Q filed by Group for the three months ended March 31, 2026.
Sale of Colombian Commercial Retail Insurance Operations
On May 19, 2026, Group entered into a definitive agreement to sell its Colombian Commercial Retail Insurance Operations, Everest Compañía de Seguros Generales Colombia S.A. (“Everest Colombia”), to AIG. The transaction closed during the fourth quarter of 2026 following receipt of customary regulatory approvals and closing conditions. As a condition of this agreement, Everest Re and Everest Colombia had entered into an Amended and Restated Reinsurance Agreement for the existing quota share between the two entities as referenced in Note 14 of the Notes to the Consolidated Financial Statements.
Sale of Mexican Commercial Retail Insurance Operations
On August 5, 2026, Group entered into a definitive agreement to sell its Mexican Commercial Retail Insurance operations, Compañía de Seguros Generales Everest Mexico, S.A. de C.V. (“Everest Mexico”), to Fairfax Financial Holdings Limited (“Fairfax”), a global property and casualty insurance and reinsurance company. The transaction is anticipated to close in 2027 subject to customary regulatory approvals and closing conditions. As a condition of this agreement, Everest Re and Everest Mexico will enter into an Amended and Restated Reinsurance Agreement for the existing quota share between the two entities as referenced in Note 14 of the Notes to the Consolidated Financial Statements.

Consolidated Financial Summary.
We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and stockholder’s equity for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/ (Decrease)	Nine Months Ended September 30,		Percentage Increase/ (Decrease)
(Dollars in millions)	2026	2025		2026	2025
Gross written premiums	$2,356	$2,796	(15.7) %	$6,908	$8,543	(19.1) %
Net written premiums	1,732	2,252	(23.1) %	5,341	6,790	(21.3) %

REVENUES:
Premiums earned	$1,784	$2,252	(20.8) %	$5,921	$6,905	(14.3) %
Net investment income	433	368	17.9%	1,130	1,000	12.9%
Net gains (losses) on investments	(113)	(37)	NM	(150)	56	NM
Other income (expense)	(13)	(9)	50.9%	(53)	(50)	6.8%
Total revenues	2,092	2,574	(18.7) %	6,847	7,911	(13.5) %

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses (1)	1,420	1,781	(20.3) %	3,941	5,182	(23.9) %
Commission, brokerage, taxes and fees	427	497	(14.1) %	1,401	1,519	(7.8) %
Other underwriting expenses	118	137	(13.4) %	367	432	(15.1) %
Corporate expenses	20	7	NM	43	24	78.4%
Interest, fees and bond issue cost amortization expense	42	45	(4.8) %	127	133	(4.7) %
Total claims and expenses	2,027	2,466	(17.8) %	5,878	7,290	(19.4) %

INCOME (LOSS) BEFORE TAXES	65	108	(40.2) %	969	621	55.9%
Income tax expense (benefit)	6	(8)	NM	172	81	NM
NET INCOME (LOSS)	$59	$117	(49.3) %	$797	$541	47.3%
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
(1) For the nine months ended September 30, 2026, incurred losses and loss adjustment expenses included $7 million of ceded prior year unfavorable reserve development on reserves for losses and loss adjustment expenses subject to the ADC and the related amortization of the deferred gain.

Reportable Segments, Core Businesses and Total Consolidated Underwriting Results.
Effective January 1, 2026, we changed our reportable segments, previously reported as Reinsurance and Insurance, to Reinsurance Treaty, Global Wholesale & Specialty, and Legacy, following the sale of the renewal rights for the Commercial Retail Insurance business in certain geographic regions to AIG. This reflects our sharpened focus on our global Reinsurance Treaty business as well as the Global Wholesale & Specialty business.
Our Legacy segment primarily includes the divested parts of our commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post-sale. Additionally, this segment includes run-off A&E exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026. As a result, the Company has three reportable segments, however, only two segments actively sell products, Reinsurance Treaty and Global Wholesale & Specialty, consistent with how the on-going business is managed. These segment presentation changes have been reflected retrospectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a summary of segment results.
A Core businesses category is presented as a non-GAAP financial measure that represents the aggregation of our Reinsurance Treaty and Global Wholesale & Specialty segments to present consolidated financial results for the Company’s go-forward businesses, to which Everest continues to allocate growth capital and manage towards maximizing return on capital. The Company believes that the Core businesses presentation will provide investors and other interested persons with important information about the Company's ongoing businesses, and that this measure is a useful supplement to GAAP information concerning the Company’s performance. This measure may not, however, be comparable to similarly titled measures used by companies within or outside of the insurance industry. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, or superior to, the Company’s financial measures prepared in accordance with generally accepted accounting principles ("GAAP").
For the Reinsurance Treaty and Global Wholesale & Specialty reportable segments, management generally monitors and evaluates financial performance based on underwriting results. During the third quarter of 2026, the Company refined its definition of underwriting results to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the adverse development cover (“ADC”) and the related amortization of the deferred gain. The Company believes this change improves period-over-period comparability, removes the timing differences created by the retroactive reinsurance accounting model from the underwriting income (loss) measure, and better aligns with the manner in which our chief operating decision maker reviews the business to assess performance and allocate resources.
Underwriting income (loss) is presented as a non-GAAP financial measure that includes earned premium less losses and LAE incurred, adjusted to exclude ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain, commission and brokerage expenses, and other underwriting expenses. The Company measures underwriting results using ratios, including the loss, commission and brokerage, and other underwriting expense ratios, which are calculated by dividing the respective losses and expenses by premiums earned.
For the Legacy reportable segment, underwriting results are not the sole meaningful measure of segment performance due to the run-off nature of the business and its focus on managing and settling existing liabilities. Accordingly, during the third quarter of 2026, the Company introduced net reserve for losses and LAE before the impact of ADC as the Legacy segment performance measure to align the reported measure with how management evaluates the business. This balance sheet-based measure is calculated as reserve for losses and LAE, less unpaid reinsurance loss recoverables adjusted to exclude the unpaid recoverable of the adverse development reinsurance agreements. Other than this measure used to evaluate the Legacy reportable segment, the Company does not review and evaluate the financial results of its reportable segments based on balance sheet data.
These changes to the segment performance measures have been reflected retrospectively. The Company continues to evaluate its segments as its business evolves and may further refine its segments and financial performance measures.
Affiliated Cession to Bermuda Entities
Our segment presentation includes a breakout of Affiliated Cession to Bermuda Entities alongside our three reportable segments. Affiliated Cession to Bermuda Entities includes the impact of ceded amounts related to the whole account aggregate stop loss agreement between Everest Re and Bermuda Re, excluding the agreements that were effective for

2018 and 2019 which were both commuted during the third quarter of 2023, and the agreement for the 2020 effective year which was commuted during the third quarter of 2025; Everest Re’s whole account quota share agreements with Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”), which are now in run off; the Loss Portfolio Transfer (“LPT”) agreements between Everest Re and Bermuda Re, which were commuted as of the fourth quarter of 2025; the life business whole account quota share agreement between Everest Assurance and Bermuda Re; the quota share agreement between Everest Re (Canadian Branch) and Bermuda Re, which was commuted as of the second quarter of 2025; and the catastrophe excess of loss contract effective January 1, 2025 with Bermuda Re. Refer to Note 14 of the Notes to the Consolidated Financial Statements for additional details.
The following tables present reportable segment, total Core businesses and total consolidated underwriting results for the periods indicated:

	Three Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$1,610	$703	$2,313	$43	$—	$2,356
Net written premiums	1,238	531	1,768	32	(68)	1,732

Premiums earned	$1,258	$493	$1,751	$115	$(82)	$1,784
Incurred losses and LAE	1,033	322	1,355	147	(81)	1,420
Commission and brokerage	314	102	416	11	—	427
Other underwriting expenses	42	61	103	15	—	118
Underwriting gain (loss)	$(132)	$9	$(123)	$(58)	$(1)	$(181)

Ceded prior year (unfavorable) favorable development and related amortization under ADC						—
Net investment income						433
Net gains (losses) on investments						(113)
Corporate expenses						(20)
Interest, fees and bond issue cost amortization expense						(42)
Other income (expense)						(13)
Income tax benefit (expense)						(6)
Net income (loss)						$59

KEY RATIOS & METRICS:
Loss ratio	82.1%	65.2%	77.4%			79.6%
Commission and brokerage ratio	25.0%	20.6%	23.8%			23.9%
Other underwriting expense ratio	3.3%	12.4%	5.9%			6.6%
Combined ratio	110.5%	98.2%	107.0%			110.1%

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets				$6,520
Less: unpaid reinsurance loss recoverables before impact of ADC				(1,584)
Net reserve for losses and loss adjustment expenses before impact of ADC				$4,936
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$4,815	$1,963	$6,778	$130	$—	$6,908
Net written premiums	3,969	1,555	5,524	91	(273)	5,341

Premiums earned	$4,056	$1,559	$5,615	$566	$(260)	$5,921
Incurred losses and LAE	2,505	979	3,483	533	(82)	3,934
Commission and brokerage	1,024	328	1,352	49	—	1,401
Other underwriting expenses	117	181	298	69	—	367
Underwriting gain (loss)	$411	$71	$481	$(85)	$(177)	$219

Ceded prior year (unfavorable) favorable development and related amortization under ADC						(7)
Net investment income						1,130
Net gains (losses) on investments						(150)
Corporate expenses						(43)
Interest, fees and bond issue cost amortization expense						(127)
Other income (expense)						(53)
Income tax benefit (expense)						(172)
Net income (loss)						$797

KEY RATIOS & METRICS:
Loss ratio	61.8%	62.8%	62.0%			66.4%
Commission and brokerage ratio	25.2%	21.1%	24.1%			23.7%
Other underwriting expense ratio	2.9%	11.6%	5.3%			6.2%
Combined ratio	89.9%	95.5%	91.4%			96.3%

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets				$6,520
Less: unpaid reinsurance loss recoverables before impact of ADC				(1,584)
Net reserve for losses and loss adjustment expenses before impact of ADC				$4,936
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$1,666	$748	$2,414	$382	$—	$2,796
Net written premiums	1,414	625	2,039	274	(61)	2,252

Premiums earned	$1,431	$574	$2,004	$345	$(97)	$2,252
Incurred losses and LAE	689	369	1,057	771	(46)	1,781
Commission and brokerage	361	116	477	20	—	497
Other underwriting expenses	38	56	94	42	—	137
Underwriting gain (loss)	$343	$33	$376	$(489)	$(51)	$(163)

Ceded prior year (unfavorable) favorable development and related amortization under ADC						—
Net investment income						368
Net gains (losses) on investments						(37)
Corporate expenses						(7)
Interest, fees and bond issue cost amortization expense						(45)
Other income (expense)						(9)
Income tax benefit (expense)						8
Net income (loss)						$117

KEY RATIOS & METRICS:
Loss ratio	48.1%	64.2%	52.8%			79.1%
Commission and brokerage ratio	25.2%	20.2%	23.8%			22.1%
Other underwriting expense ratio	2.6%	9.8%	4.7%			6.1%
Combined ratio	76.0%	94.3%	81.2%			107.2%

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets				$7,261
Less: unpaid reinsurance loss recoverables before impact of ADC				(1,758)
Net reserve for losses and loss adjustment expenses before impact of ADC				$5,503
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Affiliated Cession to Bermuda Entities	Total Consolidated
Gross written premiums	$5,143	$2,088	$7,231	$1,312	$—	$8,543
Net written premiums	4,424	1,759	6,182	963	(355)	6,790

Premiums earned	$4,438	$1,721	$6,158	$1,077	$(331)	$6,905
Incurred losses and LAE	2,696	1,134	3,830	1,394	(42)	5,182
Commission and brokerage	1,102	350	1,452	68	—	1,519
Other underwriting expenses	112	141	254	178	—	432
Underwriting gain (loss)	$528	$95	$623	$(563)	$(289)	$(228)

Ceded prior year (unfavorable) favorable development and related amortization under ADC						—
Net investment income						1,000
Net gains (losses) on investments						56
Corporate expenses						(24)
Interest, fees and bond issue cost amortization expense						(133)
Other income (expense)						(50)
Income tax benefit (expense)						(81)
Net income (loss)						$541

KEY RATIOS & METRICS:
Loss ratio	60.7%	65.9%	62.2%			75.0%
Commission and brokerage ratio	24.8%	20.3%	23.6%			22.0%
Other underwriting expense ratio	2.5%	8.2%	4.1%			6.3%
Combined ratio	88.1%	94.5%	89.9%			103.3%

Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets				$7,261
Less: unpaid reinsurance loss recoverables before impact of ADC				(1,758)
Net reserve for losses and loss adjustment expenses before impact of ADC				$5,503
(Some amounts may not reconcile due to rounding.)
Reportable Segment and Consolidated Revenues.
Premiums. Gross written premiums decreased by 15.7% to $2.4 billion for the three months ended September 30, 2026, compared to $2.8 billion for the three months ended September 30, 2025, driven by the following:
•a $338 million, or 88.6%, decrease in our Legacy segment,
•a $56 million, or 3.4%, decrease in our Reinsurance Treaty segment, and
•a $45 million, or 6.0%, decrease in our Global Wholesale & Specialty segment.
Gross written premiums decreased by 19.1% to $6.9 billion for the nine months ended September 30, 2026, compared to $8.5 billion for the nine months ended September 30, 2025, driven by the following:
•a $1.2 billion, or 90.1%, decrease in our Legacy segment,
•a $328 million, or 6.4%, decrease in our Reinsurance Treaty segment, and
•a $125 million, or 6.0%, decrease in our Global Wholesale & Specialty segment.
Net written premiums decreased by 23.1% to $1.7 billion for the three months ended September 30, 2026, compared to $2.3 billion for the three months ended September 30, 2025, driven by the following:
•a $242 million, or 88.4%, decrease in our Legacy segment,
•a $176 million, or 12.5%, decrease in our Reinsurance Treaty segment,
•a $95 million, or 15.1%, decrease in our Global Wholesale & Specialty segment, and
•an increase in cessions to our affiliated Bermuda entities.

Net written premiums decreased by 21.3% to $5.3 billion for the nine months ended September 30, 2026, compared to $6.8 billion for the nine months ended September 30, 2025, driven by the following:
•a $872 million, or 90.6%, decrease in our Legacy segment,
•a $455 million, or 10.3%, decrease in our Reinsurance Treaty segment,
•a $204 million, or 11.6%, decrease in our Global Wholesale & Specialty segment, slightly offset by
•a decrease in cessions to our affiliated Bermuda entities.
Premiums earned decreased by 20.8% to $1.8 billion for the three months ended September 30, 2026, compared to $2.3 billion for the three months ended September 30, 2025, driven by the following:
•a $230 million, or 66.6%, decrease in our Legacy segment,
•a $172 million, or 12.0%, decrease in our Reinsurance Treaty segment,
•a $81 million, or 14.0%, decrease in our Global Wholesale & Specialty segment, slightly offset by
•a decrease in cessions to our affiliated Bermuda entities.
Premiums earned decreased by 14.3% to $5.9 billion for the nine months ended September 30, 2026, compared to $6.9 billion for the nine months ended September 30, 2025, driven by the following:
•a $512 million, or 47.5%, decrease in our Legacy segment,
•a $382 million, or 8.6%, decrease in our Reinsurance Treaty segment,
•a $162 million, or 9.4%, decrease in our Global Wholesale & Specialty segment, slightly offset by,
•a decrease in cessions to our affiliated Bermuda entities.
For additional premium information, refer to Reportable Segment Results.
Other Income (Expense). The following table shows the components of other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Foreign currency exchange income (expense)	$(3)	$(10)	$(38)	$(80)
Gain on pension plan settlement	—	—	—	27
Acquisition, divestiture and restructuring costs	(12)	—	(23)	—
Other	2	2	8	3
Total other income (expense)	$(13)	$(9)	$(53)	$(50)
We recorded other expense of $13 million and $9 million for the three months ended September 30, 2026 and 2025, respectively. The changes were driven by the following:
•$12 million of acquisition, divestiture and restructuring expense incurred from the sale of renewal rights to the Company’s commercial retail insurance business in certain geographic regions, and
•the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Israeli New Shekel and Colombian Peso. We recognized foreign currency exchange expense of $3 million and $10 million for the three months ended September 30, 2026 and 2025, respectively.
We recorded other expense of $53 million and $50 million for the nine months ended September 30, 2026 and 2025, respectively. The net changes were driven by the following:
•$23 million of acquisition, divestiture and restructuring expense incurred from the sale of renewal rights to the Company’s commercial retail insurance business in certain geographic regions,
•the result of fluctuations in foreign currency exchange rates, in particular, the movement in the Colombian Peso. We recognized foreign currency exchange expense of $38 million and $80 million for the nine months ended September 30, 2026 and 2025, respectively, and
•a $27 million gain recognized in 2025 from the termination of the qualified retirement plan that did not recur in 2026.
Net Investment Income. Refer to the “Consolidated Investment Results” section below.
Net Gains (Losses) on Investments. Refer to the “Consolidated Investment Results” section below.

Reportable Segments Claims and Expenses and Consolidated Expenses.
Incurred Losses and Loss Adjustment Expenses (“LAE”). The following tables present our incurred losses and LAE for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$1,059	59.3%		$226	12.7%		$1,285	72.0%
Catastrophes	213	11.9%		(78)	(4.4)%		135	7.6%
Total	$1,272	71.3%		$148	8.3%		$1,420	79.6%

2025
Attritional	$1,389	61.7%		$378	16.8%		$1,767	78.5%
Catastrophes	50	2.2%		(36)	(1.6)%		14	0.6%
Total	$1,439	64.0%		$342	15.1%		$1,781	79.1%

Variance 2026/2025
Attritional	$(330)	(2.3)	pts	$(152)	(4.1)	pts	$(482)	(6.5)	pts
Catastrophes	163	9.7	pts	(42)	(2.8)	pts	121	7.0	pts
Total	$(167)	7.3	pts	$(194)	(6.8)	pts	$(361)	0.5	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$3,570	60.3%		$157	2.7%		$3,728	63.0%
Catastrophes	326	5.5%		(120)	(2.0)%		206	3.5%
Total	$3,896	65.8%		$37	0.6%		$3,934	66.4%

2025
Attritional	$4,270	61.8%		$401	5.8%		$4,671	67.6%
Catastrophes	545	7.9%		(34)	(0.5)%		511	7.4%
Total	$4,814	69.8%		$367	5.3%		$5,182	75.0%

Variance 2026/2025
Attritional	$(699)	(1.5)	pts	$(244)	(3.2)	pts	$(943)	(4.7)	pts
Catastrophes	(218)	(2.4)	pts	(86)	(1.5)	pts	(304)	(3.9)	pts
Total	$(918)	(3.9)	pts	$(330)	(4.7)	pts	$(1,248)	(8.6)	pts
(Some amounts may not reconcile due to rounding.)

Catastrophe Events. The following tables present our catastrophe events for the periods indicated.

	Three Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$—	$—	$—	$—	$—
Other Weather Related Events	52	—	52	—	53
Wildfires	—	—	—	—	—
Earthquakes	97	8	106	20	125
Foreign Conflict	35	—	35	—	35
Other	—	—	—	—	—
Total current year catastrophe losses	$185	$8	$193	$20	$213

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(3)	$(10)	$(13)	$(8)	$(21)
Other Weather Related Events	(10)	—	(10)	(2)	(11)
Wildfires	(45)	—	(45)	—	(45)
Earthquakes	—	—	—	—	—
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total prior year catastrophe losses	$(58)	$(10)	$(68)	$(10)	$(78)

Total catastrophe losses	$127	$(2)	$125	$10	$135
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30, 2026
(Dollars in millions)	Reinsurance Treaty	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$10	$—	$10	$—	$10
Other Weather Related Events	123	13	136	14	149
Wildfires	—	—	—	—	—
Earthquakes	97	8	106	20	125
Foreign Conflict	42	—	42	—	42
Other	—	—	—	—	—
Total current year catastrophe losses	$272	$21	$293	$33	$326

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(30)	$(13)	$(42)	$(7)	$(50)
Other Weather Related Events	(9)	(1)	(10)	(4)	(14)
Wildfires	(87)	3	(84)	—	(84)
Earthquakes	(6)	—	(6)	—	(6)
Foreign Conflict	—	—	—	—	—
Other	33	—	33	—	33
Total prior year catastrophe losses	$(98)	$(10)	$(108)	$(12)	$(120)

Total catastrophe losses	$174	$11	$184	$22	$206
(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty (1)	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$20	$—	$20	$—	$20
Other Weather Related Events	14	5	19	2	21
Wildfires	(2)	1	(1)	(1)	(1)
Earthquakes	10	—	10	—	10
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$43	$6	$48	$2	$50

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(32)	$(7)	$(39)	$(2)	$(41)
Other Weather Related Events	2	—	2	3	5
Wildfires	1	—	1	—	1
Earthquakes	(1)	—	(1)	—	(1)
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total prior year catastrophe losses	$(31)	$(7)	$(37)	$1	$(36)

Total catastrophe losses	$12	$(1)	$11	$3	$14
(Some amounts may not reconcile due to rounding.)
(1) Reinsurance Treaty favorable development on prior year catastrophe losses of $31 million includes $2 million of ceded unfavorable development on prior year catastrophe losses to our affiliated Bermuda entities.

	Nine Months Ended September 30, 2025
(Dollars in millions)	Reinsurance Treaty (1)	Global Wholesale & Specialty	Total Core Businesses	Legacy	Total Consolidated
Current year catastrophe losses
Hurricanes, Typhoons and Cyclones	$20	$—	$20	$—	$20
Other Weather Related Events	14	7	21	13	34
Wildfires	441	13	454	6	461
Earthquakes	30	—	30	—	30
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total current year catastrophe losses	$505	$21	$526	$19	$545

Prior year catastrophe losses
Hurricanes, Typhoons and Cyclones	$(38)	$(7)	$(45)	$(3)	$(48)
Other Weather Related Events	2	1	3	3	6
Wildfires	3	—	3	—	3
Earthquakes	5	—	5	—	5
Foreign Conflict	—	—	—	—	—
Other	—	—	—	—	—
Total prior year catastrophe losses	$(28)	$(6)	$(34)	$—	$(34)

Total catastrophe losses	$477	$14	$491	$19	$511
(Some amounts may not reconcile due to rounding.)
(1) Reinsurance Treaty favorable development on prior year catastrophe losses of $28 million includes $2 million of ceded unfavorable development on prior year catastrophe losses to our affiliated Bermuda entities.
Incurred losses and LAE decreased by 20.3% to $1.4 billion for the three months ended September 30, 2026, compared to $1.8 billion for the three months ended September 30, 2025, driven by the following:
•a decrease of $330 million in current year attritional losses, composed of Legacy segment $169 million, Reinsurance Treaty segment $102 million, and Global Wholesale & Specialty segment $59 million,

•a decrease in net unfavorable development on prior year attritional losses of $152 million, primarily driven by $462 million from our Legacy segment and a decrease of $37 million in prior year losses ceded to Bermuda affiliates, partially offset by an increase in unfavorable development of $334 million from our Reinsurance Treaty segment and $13 million from our Global Wholesale & Specialty segment, and
•an increase in favorable development on prior year catastrophe losses of $42 million, primarily driven by $29 million from our Reinsurance Treaty segment, $11 million from our Legacy segment, and $3 million from our Global Wholesale & Specialty, partially offset by,
•an increase of $163 million in current year catastrophe losses, driven by $142 million from our Reinsurance Treaty segment, $18 million from our Legacy segment and $2 million from our Global Wholesale & Specialty segment.
Incurred losses and LAE decreased by 24.1% to $3.9 billion for the nine months ended September 30, 2026, compared to $5.2 billion for the nine months ended September 30, 2025, driven by the following:
•a decrease of $699 million in current year attritional losses, composed of Legacy segment $401 million, Global Wholesale & Specialty segment $163 million, and Reinsurance Treaty segment $135 million,
•a decrease in unfavorable development on prior year attritional losses of $244 million, primarily driven by our Legacy segment $462 million and an increase of $42 million in prior year attritional losses ceded to Bermuda affiliates, partially offset by an increase in net unfavorable development in our Reinsurance Treaty segment of $249 million and our Global Wholesale & Specialty segment of $11 million,
•a decrease of $218 million in current year catastrophe losses, primarily driven by $233 million from our Reinsurance Treaty segment, partially offset by an increase in current year catastrophe losses from our Legacy segment of $14 million, and
•an increase in net favorable development on prior year catastrophe losses of $86 million, primarily driven by our Reinsurance Treaty segment $72 million, Legacy segment $12 million and Global Wholesale & Specialty segment $4 million.
Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by 14.1% to $427 million for the three months ended September 30, 2026, compared to $497 million for the three months ended September 30, 2025, driven by the following:
•a $47 million, or 12.9% decrease within our Reinsurance Treaty segment,
•a $14 million, or 12.2% decrease within our Global Wholesale & Specialty segment, and
•a $9 million, or 47.1% decrease within our Legacy segment.
Commission, brokerage, taxes and fees decreased by 7.8% to $1.4 billion for the nine months ended September 30, 2026, compared to $1.5 billion for the nine months ended September 30, 2025, driven by the following:
•a $78 million, or 7.1% decrease within our Reinsurance Treaty segment,
•a $22 million, or 6.2% decrease within our Global Wholesale & Specialty segment, and
•a $19 million, or 28.1% decrease within our Legacy segment.
Other Underwriting Expenses. Other underwriting expenses decreased by 13.4% to $118 million for the three months ended September 30, 2026, compared to $137 million for the three months ended September 30, 2025. The changes were driven by the following:
•a $27 million, or 64.2% decrease within our Legacy segment, partially offset by,
•a $5 million, or 8.2% increase within our Global Wholesale & Specialty segment, and
•a $4 million, or 11.6% increase within our Reinsurance Treaty segment.
Other underwriting expenses decreased by 15.1% to $367 million for the nine months ended September 30, 2026, compared to $432 million for the nine months ended September 30, 2025. The changes were primarily driven by the following:
•a $109 million, or 61.3% decrease within our Legacy segment, partially offset by,
•a $40 million, or 28.4% increase within our Global Wholesale & Specialty segment, and
•a $4 million, or 3.6% increase within our Reinsurance Treaty segment.
Unfavorable (favorable) prior year development and related amortization under ADC. On October 26, 2025 (effective October 1, 2025), Everest Re and Bermuda Re entered into two ADC reinsurance agreements. These agreements provide coverage for potential adverse development arising out of the ceding companies’ North American liabilities within the Global Wholesale & Specialty and Legacy segments for net loss reserves and LAE with dates of loss prior to January 1, 2025, that are paid on or after the effective date. As noted above, to remove timing differences created by the retroactive reinsurance accounting model and improve the comparability of underlying results, management excludes ceded prior year favorable (unfavorable) reserve development on reserves subject to the ADC and the related amortization of the deferred gain from the Global Wholesale & Specialty and Legacy segments and total reportable segment underwriting results.
For the three months ended September 30, 2026, there was no net development recorded during the period under the ADC. For the nine months ended September 30, 2026, unfavorable prior year development and related amortization under the ADC was $7 million.
For additional claims and expenses information, refer to Reportable Segment Results.
Corporate Expenses. Corporate expenses, which are general operating expenses that are not allocated to segments, were $20 million and $7 million for the three months ended September 30, 2026 and 2025, and $43 million and $24 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in corporate expenses for the three and nine months ended September 30, 2026 was driven by professional service fees associated with certain corporate initiatives as well as increased incentive and equity compensation costs.
Interest, Fees and Bond Issue Cost Amortization Expense. Interest, fees and other bond amortization expense decreased to $42 million from $45 million for the three months ended September 30, 2026 and 2025, respectively, driven by the following:
•Interest expense was mainly impacted by the movement in the floating interest rate related to the Company’s long-term subordinated notes, which is reset quarterly per the note agreement, as well as variable interest rate costs on borrowings from Federal Home Loan Bank of New York (“FHLBNY”).
Interest, fees and other bond amortization expense decreased to $127 million from $133 million for the nine months ended September 30, 2026 and 2025, respectively, driven by the following:
•The decrease for the nine months ended September 30, 2026 was mainly due to lower interest costs on the Federal Home Loan Bank of New York (“FHLBNY”) borrowing and a decrease in the floating interest rate related to the Company’s outstanding fixed to floating rate long-term subordinated notes, which is reset quarterly, per the note agreement. The floating rate was 6.39% as of September 30, 2026, compared to 6.86% as of September 30, 2025.
Income Tax Expense (Benefit). Income tax expense was $6 million and income tax benefit was $8 million for the three months ended September 30, 2026, and 2025, respectively. Income tax expense was $172 million and $81 million for the nine months ended September 30, 2026, and 2025, respectively. The period over period change in income tax expense is primarily a function of the geographic location of the Company’s pre-tax income and the statutory tax rates in those jurisdictions. The effective tax rate (“ETR”) is primarily affected by tax-exempt investment income, foreign tax credits and dividends. Variations in the ETR generally result from changes in the relative levels of pre-tax income, including the impact of catastrophe losses, foreign exchange gains (losses) and net gains (losses) on investments, among jurisdictions with different tax rates.
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

On September 11, 2026, the OECD framework released additional administrative guidance and implementation materials related to the global minimum tax framework. These materials include, an updated GloBE Information Return incorporating the January 2026 side-by-side package, guidance addressing explicitly conditional taxes, the Qualified Domestic Minimum Top-up Tax safe harbor, and a framework for reviewing relevant domestic legislation. The Company continues to evaluate the potential impact of these developments and to monitor further guidance and implementation activities in the relevant jurisdictions in which it operates.
Reportable Segment Results.
The following discusses the underwriting results for each of our segments for the periods indicated.
Reinsurance Treaty.
The following table presents the underwriting results and ratios for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$1,610	$1,666	$(56)	(3.4) %	$4,815	$5,143	$(328)	(6.4) %
Net written premiums	1,238	1,414	(176)	(12.5) %	3,969	4,424	(455)	(10.3) %

Premiums earned	$1,258	$1,431	$(172)	(12.0) %	$4,056	$4,438	$(382)	(8.6) %
Incurred losses and LAE	1,033	689	345	50.0%	2,505	2,696	(191)	(7.1) %
Commission and brokerage	314	361	(47)	(12.9) %	1,024	1,102	(78)	(7.1) %
Other underwriting expenses	42	38	4	11.6%	117	112	4	3.6%
Underwriting gain (loss)	$(132)	$343	$(475)	NM	$411	$528	$(117)	(22.1) %

				Point Chg				Point Chg
Loss ratio	82.1%	48.1%		34.0	61.8%	60.7%		1.1
Commission and brokerage ratio	25.0%	25.2%		(0.2)	25.2%	24.8%		0.4
Other underwriting expense ratio	3.3%	2.6%		0.7	2.9%	2.5%		0.4
Combined ratio	110.5%	76.0%		34.5	89.9%	88.1%		1.8
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 3.4% to $1.6 billion for the three months ended September 30, 2026, compared to $1.7 billion for the three months ended September 30, 2025, driven by the following:
•the effects of underwriting actions on casualty pro rata lines of business, and
•a decrease in property catastrophe excess of loss and property non-catastrophe excess of loss lines of business due to declining property business rates.
Gross written premiums decreased by 6.4% to $4.8 billion for the nine months ended September 30, 2026, compared to $5.1 billion for the nine months ended September 30, 2025, driven by the following:
•the effects of underwriting actions on casualty pro rata and casualty excess of loss lines of business, and
•a decrease in catastrophe excess of loss and property non-catastrophe excess of loss lines of business due to lower reinstatement premium and declining property business rates.
Net written premiums decreased by 12.5% to $1.2 billion for the three months ended September 30, 2026, compared to $1.4 billion for the three months ended September 30, 2025. Net written premiums decreased by 10.3% to $4.0 billion for the nine months ended September 30, 2026, compared to $4.4 billion for the nine months ended September 30, 2025. The decrease for three and nine months is driven by:
•increased third-party cessions, largely driven by the new Annapurna Re, Ltd. reinsurance sidecar. Refer to the Recent Developments section above for details.

Premiums earned decreased by 12.0% to $1.3 billion for the three months ended September 30, 2026, compared to $1.4 billion for the three months ended September 30, 2025. Premiums earned decreased by 8.6% to $4.1 billion for the nine months ended September 30, 2026, compared to $4.4 billion for the nine months ended September 30, 2025. The decrease for three and nine months is primarily driven by increased third-party cessions, largely driven by the new Annapurna Re, Ltd. reinsurance sidecar. Refer to the Recent Developments section above for details. In addition, the change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Reinsurance Treaty segment for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$654	52.0%		$253	20.1%		907	72.1%
Catastrophes	185	14.7%		(58)	(4.6)%		127	10.1%
Total Segment	$839	66.7%		$195	15.5%		$1,033	82.1%

2025
Attritional	$756	52.9%		$(82)	(5.7)%		675	47.2%
Catastrophes	43	3.0%		(29)	(2.0)%		14	1.0%
Total Segment	$799	55.8%		$(110)	(7.7)%		$689	48.1%

Variance 2026/2025
Attritional	$(102)	(0.9)	pts	$334	25.8	pts	$232	24.9	pts
Catastrophes	142	11.7	pts	(29)	(2.6)	pts	113	9.1	pts
Total Segment	$40	10.8	pts	$305	23.2	pts	$345	34.0	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$2,145	52.9%		$186	4.6%		2,331	57.5%
Catastrophes	272	6.7%		(98)	(2.4)%		174	4.3%
Total Segment	$2,416	59.6%		$88	2.2%		$2,505	61.8%

2025
Attritional	$2,280	51.4%		$(63)	(1.4)%		2,217	50.0%
Catastrophes	505	11.4%		(26)	(0.6)%		479	10.8%
Total Segment	$2,785	62.8%		$(89)	(2.0)%		$2,696	60.7%

Variance 2026/2025
Attritional	$(135)	1.5	pts	$249	6.0	pts	$114	7.5	pts
Catastrophes	(233)	(4.7)	pts	(72)	(1.8)	pts	(305)	(6.5)	pts
Total Segment	$(369)	(3.2)	pts	$177	4.2	pts	$(191)	1.1	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 50.0% to $1.0 billion for the three months ended September 30, 2026, compared to $689 million for the three months ended September 30, 2025. The Reinsurance Treaty segment loss ratio increased by 34.0 pts. For the three months ended September 30, 2026, the increase in incurred losses and LAE was driven by the following:
•an increase in net unfavorable development on prior year attritional losses of $334 million, primarily related to the reserve strengthening on the U.S. casualty line of business and other prior year adjustments,
•an increase of $142 million in current year catastrophe losses, with current year catastrophe losses primarily being driven by Earthquakes ($87 million), Other Weather Related Events ($38 million) and Foreign Conflict ($35 million) which was partially offset by reserves released for Hurricanes, Typhoons and Cyclones ($20 million), partially offset by,
•a decrease of $102 million in current year attritional losses, primarily related to the decrease in earned premium, and
•an increase in net favorable development on prior year catastrophe losses of $29 million, primarily driven by reserves released for Wildfires ($46 million), Other Weather Related Events ($12 million), partially offset by a decrease in net favorable development on prior year catastrophe reserves for Hurricanes, Typhoons and Cyclones ($29 million).
Incurred losses decreased by 7.1% to $2.5 billion for the nine months ended September 30, 2026, compared to $2.7 billion for the nine months ended September 30, 2025. The decrease in incurred losses for the nine months ended September 30, 2026 was driven by the following:
•a decrease of $233 million in current year catastrophe losses, with current year catastrophe losses primarily being driven by Other Weather Related Events ($123 million), Earthquakes ($97 million), Foreign Conflict ($42 million) and Hurricanes, Typhoons and Cyclones ($10 million),
•a decrease of $135 million in current year attritional losses, driven by a decrease in earned premium and the Washington D.C. aviation accident loss recognized in the first quarter of 2025, and
•an increase in net favorable development on prior year catastrophe losses of $72 million, primarily driven by reserves released for Wildfires ($90 million), Other Weather Related Events ($11 million), and Earthquakes ($11 million), offset by an increase in net unfavorable development on prior year catastrophe reserves for Other catastrophe events ($33 million), primarily driven by the 2024 Baltimore Bridge collapse; and Hurricanes, Typhoons and Cyclones ($8 million), partially offset by
•an increase of net unfavorable development on prior year attritional losses of $249 million primarily related to the reserve strengthening on the U.S casualty line of business, partially offset by releases on the short-tail lines of business.
Refer to the Catastrophe Events section above for further information on catastrophe losses by segment.
Segment Expenses. Commission and brokerage expense decreased by 12.9% to $314 million for the three months ended September 30, 2026, compared to $361 million for the three months ended September 30, 2025, driven by the decline in premium volume. The Reinsurance Treaty segment commission and brokerage expense ratio decreased by 0.2 pts for the three months ended September 30, 2026, driven by a decrease in contingent commissions partially offset by changes in the mix of business, with the decreases in net earned premium related to the property catastrophe business.
Commission and brokerage expense decreased by 7.1% to $1.0 billion for the nine months ended September 30, 2026, compared to $1.1 billion for the nine months ended September 30, 2025. The Reinsurance Treaty segment commission and brokerage expense ratio increased by 0.4 pts for the nine months ended September 30, 2026. The change in commission and brokerage expense for the nine months ended September 30, 2026 was driven by a decrease in contingent commissions partially offset by changes in the mix of business, with the decreases in net earned premium related to the property catastrophe business.
Segment other underwriting expenses increased to $42 million for the three months ended September 30, 2026 from $38 million for the three months ended September 30, 2025. The Reinsurance Treaty segment other underwriting expense ratio increased by 0.7 pts for the three months ended September 30, 2026, driven by the following:
•increased professional services expenses as well as higher staffing/resource costs, and
•the decline in earned premium volume.
Segment other underwriting expenses increased to $117 million for the nine months ended September 30, 2026 from $112 million for the nine months ended September 30, 2025. The Reinsurance Treaty segment other underwriting expense ratio increased by 0.4 pts, driven by the following:
•increased professional services expenses as well as higher staffing/resource costs, and
•the decline in earned premium volume.

Global Wholesale & Specialty.
The following table presents the underwriting results and ratios for the Global Wholesale & Specialty segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$703	$748	$(45)	(6.0) %	$1,963	$2,088	$(125)	(6.0) %
Net written premiums	531	625	(95)	(15.1) %	1,555	1,759	(204)	(11.6) %

Premiums earned	$493	$574	$(81)	(14.0) %	$1,559	$1,721	$(162)	(9.4) %
Incurred losses and LAE	322	369	(47)	(12.8) %	979	1,134	(155)	(13.7) %
Commission and brokerage	102	116	(14)	(12.2) %	328	350	(22)	(6.2) %
Other underwriting expenses	61	56	5	8.2%	181	141	40	28.4%
Underwriting gain (loss)	$9	$33	$(24)	(73.2) %	$71	$95	$(25)	(26.0) %

				Point Chg				Point Chg
Loss ratio	65.2%	64.2%		1.0	62.8%	65.9%		(3.1)
Commission and brokerage ratio	20.6%	20.2%		0.4	21.1%	20.3%		0.7
Other underwriting expense ratio	12.4%	9.8%		2.6	11.6%	8.2%		3.4
Combined ratio	98.2%	94.3%		3.9	95.5%	94.5%		1.0
(Some amounts may not reconcile due to rounding.)
(NM, not meaningful)
Premiums. Gross written premiums decreased by 6.0% to $703 million for the three months ended September 30, 2026, compared to $748 million for the three months ended September 30, 2025, driven by the following:
•reductions in property and facultative lines of business,
•partially offset by growth in other specialty, casualty and accident and health.
Gross written premiums decreased by 6.0% to $2.0 billion for the nine months ended September 30, 2026, compared to $2.1 billion for the nine months ended September 30, 2025, driven by the following:
•reductions in property and facultative lines of business,
•partially offset by growth in other specialty and accident and health.
Net written premiums decreased by 15.1% to $531 million for the three months ended September 30, 2026, compared to $625 million for the three months ended September 30, 2025, driven by the following:
•In line with decrease in gross written premiums as well as additional outwards reinsurance purchased via the new Annapurna Re reinsurance sidecar cessions. Refer to the Recent Developments section above for details.
Net written premiums decreased by 11.6% to $1.6 billion for the nine months ended September 30, 2026, compared to $1.8 billion for the nine months ended September 30, 2025, driven by the following:
•In line with decrease in gross written premiums as well as additional outwards reinsurance purchased via the new Annapurna Re reinsurance sidecar cessions. Refer to the Recent Developments section above for details.
Premiums earned decreased by 14.0% to $493 million for the three months ended September 30, 2026, compared to $574 million for the three months ended September 30, 2025. Premiums earned decreased by 9.4% to $1.6 billion for the nine months ended September 30, 2026, compared to $1.7 billion for the nine months ended September 30, 2025. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are generally recorded at the initiation of the coverage period. Additionally, the decreases for the three and nine months ended are driven by:
•reductions in facultative lines of business, and
•additional outwards reinsurance purchased via the new Annapurna Re reinsurance sidecar cessions. Refer to the Recent Developments section above for details.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Global Wholesale & Specialty segment for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$304	61.8%		$19	3.9%		323	65.6%
Catastrophes	8	1.6%		(10)	(2.0)%		(2)	(0.4)%
Total Segment	$313	63.4%		$9	1.8%		$322	65.2%

2025
Attritional	$363	63.3%		$6	1.1%		369	64.4%
Catastrophes	6	1.0%		(7)	(1.2)%		(1)	(0.2)%
Total Segment	$369	64.3%		$—	(0.1)%		$369	64.2%

Variance 2026/2025
Attritional	$(59)	(1.6)	pts	$13	2.8	pts	$(46)	1.2	pts
Catastrophes	2	0.6	pts	(3)	(0.9)	pts	(1)	(0.2)	pts
Total Segment	$(56)	(0.9)	pts	$9	1.9	pts	$(47)	1.0	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$950	61.0%		$17	1.1%		968	62.1%
Catastrophes	21	1.3%		(10)	(0.6)%		11	0.7%
Total Segment	$971	62.3%		$7	0.5%		$979	62.8%

2025
Attritional	$1,113	64.7%		$6	0.4%		1,120	65.1%
Catastrophes	21	1.2%		(6)	(0.4)%		14	0.8%
Total Segment	$1,134	65.9%		$—	—%		$1,134	65.9%

Variance 2026/2025
Attritional	$(163)	(3.8)	pts	$11	0.8	pts	(152)	(3.0)	pts
Catastrophes	—	0.1	pts	(4)	(0.3)	pts	(3)	(0.1)	pts
Total Segment	$(163)	(3.6)	pts	$7	0.5	pts	$(155)	(3.1)	pts
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE decreased by 12.8% to $322 million for the three months ended September 30, 2026, compared to $369 million for the three months ended September 30, 2025. The Global Wholesale & Specialty segment loss ratio increased by 1.0 pts. For the three months ended September 30, 2026, the decrease in incurred losses and LAE was driven by the following:
•a decrease of $56 million in current year losses due to improved loss experience in certain lines of business and mix of business, partially offset by,
•an increase of $9 million in prior year attritional and catastrophe losses.
Incurred losses and LAE decreased by 13.7% to $979 million for the nine months ended September 30, 2026, compared to $1.1 billion for the nine months ended September 30, 2025. The Global Wholesale & Specialty segment loss ratio decreased by 3.1 pts. For the nine months ended September 30, 2026, the decrease in incurred losses and LAE was driven by the following:
•a decrease of $163 million in current year losses, primarily driven by change in business mix, partially offset by,
•an increase of $7 million in prior year attritional and catastrophe losses.

Refer to the Catastrophe Events section above for further information on catastrophe losses by segment.
Segment Expenses. Commission and brokerage expenses decreased by 12.2% to $102 million for the three months ended September 30, 2026, compared to $116 million for the three months ended September 30, 2025, driven by the decline in net written premiums. The Global Wholesale & Specialty segment commission and brokerage expense ratio increased by 0.4 pts for the three months ended September 30, 2026, driven by increased profit commissions in North American markets partially offset by change in mix of business.
Commission and brokerage expenses decreased by 6.2% to $328 million for the nine months ended September 30, 2026, compared to $350 million for the nine months ended September 30, 2025. The Global Wholesale & Specialty segment commission and brokerage expense ratio increased by 0.7 pts for the nine months ended September 30, 2026, driven by changes in the mix of business.
Segment other underwriting expenses increased to $61 million for the three months ended September 30, 2026, compared to $56 million for the three months ended September 30, 2025. The Global Wholesale & Specialty segment other underwriting expense ratio increased by 2.6 pts for the three months ended September 30, 2026, driven by investment in the Global Wholesale & Specialty segment technology platform.
Segment other underwriting expenses increased to $181 million for the nine months ended September 30, 2026, compared to $141 million for the nine months ended September 30, 2025. The Global Wholesale & Specialty segment other underwriting expense ratio increased by 3.4 pts for the nine months ended September 30, 2026, driven by investment in the Global Wholesale & Specialty segment technology platform.
Legacy.
The Legacy segment primarily includes the divested parts of our commercial retail insurance business and the results of our sports and leisure business that was sold in October 2024 consisting of policies written prior to the sale and certain new and renewed policies written on the Company’s paper post-sale. Additionally, this segment includes run-off asbestos and environmental exposures, certain discontinued insurance programs, and certain discontinued insurance and reinsurance coverage classes. The Legacy segment does not generally sell insurance or reinsurance products but is responsible for the management of existing policies and settlement of related losses. Certain commercial retail insurance policies will be renewed on the Company’s paper for a finite period in 2026.
As previously noted, for the Legacy reportable segment, underwriting results are not the sole meaningful measure of segment performance due to the run-off nature of the business and its focus on managing and settling existing liabilities. Legacy premiums are expected to decrease as premiums earn and as the commercial retail insurance business is renewed with AIG under the previously announced renewal rights agreement. Accordingly, beginning in the third quarter of 2026, the Company introduced net reserve for losses and loss adjustment expenses before impact of ADC as the Legacy segment performance measure to align the reported measure with how management evaluates the business. These changes to the segment performance measure have been reflected retrospectively.
The following table presents the underwriting results for the Legacy segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Gross written premiums	$43	$382	$(338)	(88.6) %	$130	$1,312	$(1,182)	(90.1) %
Net written premiums	32	274	(242)	(88.4) %	91	963	(872)	(90.6) %

Premiums earned	$115	$345	$(230)	(66.6) %	$566	$1,077	$(512)	(47.5) %
Incurred losses and LAE	147	771	(624)	(80.9) %	533	1,394	(861)	(61.8) %
Commission and brokerage	11	20	(9)	(47.1) %	49	68	(19)	(28.1) %
Other underwriting expenses	15	42	(27)	(64.2) %	69	178	(109)	(61.3) %
Underwriting gain (loss)	$(58)	$(489)	$431	(88.2) %	$(85)	$(563)	$477	(84.9) %
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Net reserve for losses and loss adjustment expenses before impact of ADC.
The following table presents the net reserve for losses and loss adjustment expenses before impact of ADC performance measure for the Legacy reportable segment for the periods indicated:

	At September 30,
(Dollars in millions)	2026	2025
Reserve for losses and loss adjustment expenses - Consolidated Balance Sheets	$6,520	$7,261
Less: unpaid reinsurance loss recoverables before impact of ADC	(1,584)	(1,758)
Net reserve for losses and loss adjustment expenses before impact of ADC	$4,936	$5,503
Net reserve for losses and LAE Reserves before impact of ADC decreased to $4.9 billion as of September 30, 2026, compared to $5.5 billion as of December 31, 2025, reflecting the decline in premiums earned and the continuing settlement of existing liabilities. Refer to movement in incurred losses and LAE below for further details.
Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Legacy segment for the periods indicated.

	Three Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$100	87.3%		$36	31.3%		136	118.6%
Catastrophes	20	17.6%		(10)	(8.5)%		10	9.1%
Total Segment	$121	104.9%		$26	22.8%		$147	127.7%

2025
Attritional	$270	78.2%		$498	144.5%		767	222.7%
Catastrophes	2	0.5%		1	0.4%		3	0.9%
Total Segment	$271	78.7%		$499	144.9%		$771	223.6%

Variance 2026/2025
Attritional	$(169)	9.1	pts	$(462)	(113.2)	pts	$(631)	(104.1)	pts
Catastrophes	18	17.1	pts	(11)	(8.9)	pts	7	8.2	pts
Total Segment	$(151)	26.2	pts	$(473)	(122.1)	pts	$(624)	(95.9)	pts
(Some amounts may not reconcile due to rounding.)

	Nine Months Ended September 30,
(Dollars in millions)	Current Year	Ratio %/ Pt Change		Prior Years	Ratio %/ Pt Change		Total Incurred	Ratio %/ Pt Change
2026
Attritional	$475	84.0%		$36	6.3%		511	90.4%
Catastrophes	33	5.9%		(12)	(2.1)%		22	3.9%
Total Segment	$509	90.0%		$24	4.3%		$533	94.2%

2025
Attritional	$876	81.4%		$498	46.2%		1,374	127.6%
Catastrophes	19	1.8%		—	—%		19	1.8%
Total Segment	$895	83.1%		$498	46.2%		$1,394	129.4%

Variance 2026/2025
Attritional	$(401)	2.7	pts	$(462)	(39.9)	pts	$(863)	(37.2)	pts
Catastrophes	14	4.2	pts	(12)	(2.1)	pts	3	2.1	pts
Total Segment	$(387)	6.8	pts	$(474)	(42.0)	pts	$(861)	(35.1)	pts
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 80.9% to $147 million for the three months ended September 30, 2026, compared to $771 million for the three months ended September 30, 2025, driven by the following:
•a decrease of $462 million in net prior year unfavorable development on attritional losses, primarily reflecting reserve strengthening recognized in the third quarter of 2025 for U.S. casualty lines of business driven by elevated loss experience in excess casualty and U.S. liability lines, principally related to accident years 2022 through 2024,
•a decrease of $169 million in current year attritional losses, reflecting the decline in premiums earned and strengthening recognized in the third quarter of 2025 for U.S. casualty lines of business, and
•an increase of $11 million in net favorable development from prior year catastrophe losses, with prior year catastrophe losses primarily being driven by reserves released for Hurricanes, Typhoons, and Cyclones ($6 million) and Other Weather Related Events ($5 million), partially offset by
•an increase of $18 million in current year catastrophe losses, primarily driven by higher reserves for Earthquakes ($20 million).
Incurred losses and LAE decreased by 61.8% to $533 million for the nine months ended September 30, 2026, compared to $1.4 billion for the nine months ended September 30, 2025, driven by the following:
•a decrease of $462 million in prior year attritional losses, primarily driven by reserve strengthening recognized in 2025 for U.S. casualty lines of business,
•a decrease of $401 million in current year attritional losses, reflecting the decline in premiums earned and strengthening recognized in 2025 for U.S. casualty lines of business, and
•an increase of $12 million in net favorable development from prior year catastrophe losses primarily driven by reserves released for Other Weather Related Events ($7 million) and Hurricanes, Typhoons, and Cyclones ($5 million), offset by,
•an increase of $14 million in current year catastrophe losses, primarily related to higher reserves for Earthquakes ($20 million), partially offset by reserves released for Wildfires ($6 million).
Refer to the Catastrophe Events section above for further information on catastrophe losses by segment.
Net Income (Loss).
Our net income was $59 million and $117 million for the three months ended September 30, 2026 and 2025, respectively. Our net income was $797 million and $541 million for the nine months ended September 30, 2026 and 2025, respectively. The period over period changes in net income were primarily driven by the financial component fluctuations explained above.
Stockholder’s Equity.
Stockholder’s equity increased by $3 million to $8.5 billion at September 30, 2026 from $8.5 billion at December 31, 2025, driven by the following:
•$797 million of net income,
•offset by $783 million of net unrealized depreciation on fixed income available for sale securities, net of tax, and $9 million of net foreign currency translation adjustments.
Consolidated Investment Results
Net Investment Income.
Net investment income increased by 17.9% to $433 million for the three months ended September 30, 2026, compared with net investment income of $368 million for the three months ended September 30, 2025, driven by the following:
•an increase of $47 million in income from limited partnerships and other invested assets. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value, and
•an increase of $28 million in income from fixed maturity investments, offset by
•a decline of $8 million in income from short-term investments and cash, and
•a decline of $3 million in funds held interest income (expense).

Net investment income increased by 12.9% to $1.1 billion for the nine months ended September 30, 2026, compared to $1.0 billion for the nine months ended September 30, 2025, primarily driven by the following:
•an increase of $127 million in income from limited partnerships and other invested assets. The limited partnership income primarily reflects changes in reported net asset values. As such, until these asset values are monetized and the resultant income is distributed, they are subject to volatile results of future increases or decreases in the asset value, and
•an increase of $36 million in income from fixed maturity investments, offset by
•a decline of $25 million in income from short-term investments and cash, and
•a decline of $10 million in funds held interest income (expense).
The following table shows the components of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Fixed maturities	$286	$258	$826	$790
Equity securities	1	1	4	3
Short-term investments and cash	17	25	43	68
Other invested assets
Limited partnerships	87	48	151	47
Dividends from preferred shares of affiliate	8	8	23	23
Other	43	36	111	87
Gross investment income before adjustments	442	376	1,157	1,019
Funds held interest income (expense)	(2)	1	(3)	7
Gross investment income	441	377	1,154	1,025
Investment expenses	7	10	24	25
Net investment income	$433	$368	$1,130	$1,000
(Some amounts may not reconcile due to rounding.)
The following table shows a comparison of various investment yields for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Annualized pre-tax yield on average cash and invested assets	5.9%	5.1%	5.1%	4.7%
Annualized after-tax yield on average cash and invested assets	4.8%	4.2%	4.2%	3.9%

Net Gains (Losses) on Investments.
The following table presents the composition of our net gains (losses) on investments for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Variance	2026	2025	Variance
Realized gains (losses) from dispositions:
Fixed maturity securities - available for sale
Gains	$3	$6	$(3)	$20	$12	8
Losses	(8)	(41)	34	(36)	(49)	13
Total	(4)	(35)	31	(16)	(37)	21

Fixed maturity securities - held to maturity
Gains	—	—	—	—	—	—
Losses	—	—	—	—	(1)	1
Total	—	—	—	—	—	—

Equity securities
Gains	1	—	1	1	—	1
Losses	(1)	—	(1)	(1)	—	(1)
Total	—	—	—	—	—	—

Short-Term Investments
Gains	—	—	—	—	—	—
Losses	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total net realized gains (losses) from dispositions
Gains	4	6	(2)	21	13	9
Losses	(9)	(41)	33	(38)	(50)	13
Total	(4)	(35)	31	(16)	(38)	21

Allowance for credit losses	(51)	(12)	(40)	(49)	(14)	(35)

Gains (losses) from fair value adjustments
Equity securities	(4)	1	(5)	(6)	3	(10)
Other invested assets	(53)	9	(63)	(79)	104	(183)
Total	(58)	10	(68)	(85)	108	(193)

Total net gains (losses) on investments	$(113)	$(37)	$(76)	$(150)	$56	$(207)
(Some amounts may not reconcile due to rounding.)
Total net gains (losses) on investments during the three months ended September 30, 2026 primarily consist of $58 million of losses from fair value adjustments on other invested assets and equity securities, an increase to the allowance for credit losses of $51 million emanating from two privately placed asset backed securities and $4 million of losses due to the disposition of investments.
Total net gains (losses) on investments during the nine months ended September 30, 2026 primarily relate to $85 million of losses from fair value adjustments on other invested assets and equity securities, an increase to the allowance for credit losses of $49 million emanating from two privately placed asset backed securities and $16 million of losses due to disposition of investments.
LIQUIDITY AND CAPITAL RESOURCES
Capital. Stockholder’s equity at September 30, 2026 and December 31, 2025 was $8.5 billion and $8.5 billion, respectively. Management’s objective in managing capital is to ensure its overall capital level, as well as the capital levels of its operating subsidiaries, exceed the amounts required by regulators, the amount needed to support our current financial strength ratings from rating agencies and our own economic capital models. The Company’s capital has historically exceeded these benchmark levels.
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
Liquidity. Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, with disbursements generally taking place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $343 million and $1.8 billion for the nine months ended September 30, 2026 and 2025, respectively.
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
As the timing of payments for losses and LAE cannot be predicted with certainty, we maintain portfolios of long-term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2026 and December 31, 2025, we held cash and short-term investments of $2.0 billion and $2.1 billion, respectively. Our short-term investments are generally readily marketable and can be converted to cash. In addition to these cash and short-term investments, at September 30, 2026, we had $629 million of fixed maturity securities - available for sale maturing within one year or less, $4.6 billion maturing within one to five years and $4.5 billion maturing after five years. We believe that these fixed maturity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses and LAE in the near future. At September 30, 2026, we had $978 million of net pre-tax unrealized depreciation related to fixed maturity - available for sale securities, comprised of $1.0 billion of pre-tax unrealized depreciation and $43 million of pre-tax unrealized appreciation.
Management generally expects annual positive cash flow from operations. Given the U.S. casualty business reserve strengthening, the recent sale of renewal rights to Group’s commercial retail insurance business and catastrophic events observed in recent periods, cash flow from operations may decline and could become negative in the near term as significant claim payments are made. The Company has access to ample liquidity to settle its claims. For catastrophic events, the Company may receive payments under the catastrophe bond program and the Mt. Logan Re collateralized reinsurance arrangement. For the U.S. casualty business, the Company may receive payments under the adverse development cover reinsurance agreements. Additionally, the Company reinsures some of its loss exposures from its global casualty and specialty reinsurance and facultative portfolios with the segregated accounts of Annapurna Re.
In addition to our cash flows from operations and liquid investments, Everest Re is a member of the FHLBNY, which allows Everest Re to borrow up to 10% of its statutory admitted assets. As of September 30, 2026, Everest Re had statutory admitted assets of approximately $32.5 billion which provides borrowing capacity of up to approximately $3.2 billion. As of September 30, 2026, Everest Re had $1.0 billion of borrowings outstanding that begin to expire in 2026. Refer to Note 10 – Federal Home Loan Bank Membership to the Notes to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further details.
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
Interest Rate Risk. Our $28.4 billion cash and invested assets portfolio at September 30, 2026 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.
Interest rate risk is the potential change in value of the fixed maturity securities portfolio from a change in market interest rates. In a declining interest rate environment, interest rate risk includes prepayment risk on the $6.0 billion of mortgage-backed securities in the $20.7 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life, and thus, the expected yield of the security.
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

	Impact of Interest Rate Shift in Basis Points At September 30, 2026
	-200	-100	0	100	200
(Dollars in millions)
Total Fair Value	$24,002	$23,137	$22,295	$21,464	$20,634
Fair Value Change from Base (%)	7.7%	3.8%	— %	(3.7) %	(7.4) %
Change in Unrealized Appreciation After-tax from Base ($)	$1,348	$665	$—	$(656)	$(1,312)
We had $21.4 billion and $21.3 billion of gross reserves for losses and LAE as of September 30, 2026 and December 31, 2025, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are similar to the interest rate impacts on the fair value of investments held. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration that is reasonably consistent with our fixed income portfolio.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Instruments. See “Liquidity and Capital Resources — Market Sensitive Instruments” in Part I – Item 2 of this Form 10-Q.
ITEM 4.  CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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
On October 28, 2026, two purported shareholders of Everest Group, Ltd. filed a putative securities class action in the United States District Court for the Southern District of New York against Everest Group, Ltd. and certain of its current and former officers. The complaint purports to assert claims on behalf of purchasers of the Group’s common shares during the period from February 8, 2024 through October 27, 2025 and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint generally alleges that defendants made materially false or misleading statements or omissions concerning, among other things, Group's U.S. casualty business, underwriting, pricing, loss development and reserves, and seeks damages and other relief. Group intends to vigorously defend the action. The litigation is at a preliminary stage, and Group is unable at this time to predict its outcome or reasonably estimate the amount or range of any potential loss.
Aside from litigation and arbitrations related to insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration. The Company has not been named as a party to the Group securities class action referred to above.
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
The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S., Bermuda and Europe. The International Association of Insurance Supervisors (“IAIS”) is a voluntary membership organization of insurance supervisors and regulators from more than 200 jurisdictions, including Bermuda and the U.S. states (through the National Association of Insurance Commissioners, or “NAIC”). In November 2019, the IAIS adopted the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”) and a Common Framework (“ComFrame”) for the Supervision of Internationally Active Insurance Groups (“IAIGs”), which is focused on the group-wide supervision of IAIGs.
Effective January 7, 2026, the Bermuda Insurance Amendment (No. 2) Act 2025 (the “Amendment”) expanded the Bermuda Monetary Authority's ("BMA") group supervision framework under the Bermuda Insurance Act 1978 (the “Act”). Under the Amendment, the BMA now designates and registers non-regulated insurance holding companies, including insurance groups headed by either (a) a specified insurer or (b) a Bermuda company that is the ultimate parent company of an insurance group. The BMA also embedded the ComFrame group supervision requirements, including risk-based insurance capital standards, and requirement for a recovery plan, in the Act and related regulations in January 2026. Since Group is incorporated in Bermuda and is the ultimate parent of Everest’s insurance group, Group is subject to group supervision by the BMA under the Amendment Act.
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
During the three months ended September 30, 2026, Group received its registration number from the BMA as a group supervised entity. Group expects that it will be formally designated as an IAIG by the BMA and listed on a public register of IAIGs at a future date.
Group and Bermuda Re are discussing with the BMA the requirements of group supervision during a twelve-month transition period that ends in January 2027. During this period, management is analyzing compliance requirements and potential focus areas and taking steps necessary to comply with the BMA’s group supervision requirements, and to plan for compliance as an IAIG. Under the Act, after the transition period, Group will be subject to group-level solvency and capital requirements, consolidated financial reporting and auditing obligations, recovery planning requirements and prior notification or approval requirements for certain material changes within the group. As Group Supervisor, the BMA will also chair a Supervisory College, coordinating with other regulators that supervise Group’s licensed entities in other jurisdictions, including Delaware. Management’s continuing assessment of and compliance with the Act’s requirements will require Group to allocate considerable time and resources that could impact the operations of our insurance and/or non-insurance subsidiaries, result in increased costs and affect our financial condition. Group supervision by the BMA and designation as an IAIG could affect Group’s prescribed capital requirements, the terms and structure of our regulatory capital, intercompany capital transactions, borrowing requirements and terms, and ratings and may significantly increase our cost of regulatory compliance.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 30, 2026.

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

Dated: November 12, 2026